Form 10-Q
period 2014-03-31
Evans Brewing Co Inc.
filed 2014-05-09
CIK 1580490

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54995

EVANS BREWING COMPANY INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3031328
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Michael J. Rapport
Evans Brewing Company Inc.
2000 Main Street, Irvine CA	92614
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 442 7565

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 9, 2014 the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

Evans Brewing Company Inc (formerly ALPINE 3 Inc.)
(A Development Stage Company)

Financial Statements

(Unaudited)

AS OF MARCH 31, 2014
AND FOR THE PERIOD FROM JUNE 18, 2013
(DATE OF INCEPTION) TO MARCH 31, 2014

Evans Brewing Company Inc. (formerly ALPINE 3 Inc.)

(A Development Stage Company)
Balance Sheet

(Unaudited)

	As of MARCH 31, 2014	As of December 31, 2013
ASSETS
Current Assets

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$2,550	$1,333
Due to Related Party	500	500
Total Current Liabilities	3,050	1,833

TOTAL LIABILITIES	3,050	1,833

Stockholders’ Equity (Deficit)
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2014)	1,000	1,000
Deficit accumulated during development stage	(4,050)	(2,833)
Total Stockholders’ Equity (Deficit)	(3,050)	(1,833)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Notes to Financial Statements.

Evans Brewing Company Inc. (formerly ALPINE 3 Inc.)
(A Development Stage Company)
Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2014	June 18, 2013 (inception) through March 31, 2014

Revenues

Revenues	$-	$-

Total Revenues	-	-

General & Administrative Expenses

Organization and related expenses	1,217	4,050

Total General & Administrative Expenses	1,217	4,050

Net Loss	$(1,217)	$(4,050)
Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,000,000	10,000,000

See Notes to Financial Statements.

Evans Brewing Company Inc. (formerly ALPINE 3 Inc.)
(A Development Stage Company)
Statement of Cash flows

(Unaudited)

	Three Months Ended March 31, 2014	June 18, 2013 (inception) through March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,217)	$(4,050)
Change in Accounts Payable and Accrued Expenses	1,217	2,550
Changes in working capital	-	1,000

Net cash provided by (used in) operating activities	-	(500)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	-	500
Net cash provided by (used in) financing activities	-	500

Net increase (decrease) in cash	-	-

Cash at beginning of year	-	-

Cash at end of year	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to founder for services rendered	-	1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

Evans Brewing Company Inc. (formerly ALPINE 3 Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the Period from June 18, 2013 (inception) to March 31, 2014

(Unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Evans Brewing Company Inc., f/k/a, ALPINE 3 Inc. (the “Company”), was incorporated under the laws of the State of Delaware on June 18, 2013, and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board (“FASB”) ASC 915. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations and cash flows disclose activity since the date of the Company’s inception.

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended March 31, 2014.

Basic Earnings (Loss) per Share

In February 1997, the FASB issued ASC 260, “Earnings per share,” which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective as of the date of (inception).

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

NOTE 4. RELATED PARTY TRANSACTIONS

An officer and director of the Company has performed services for the Company during the period, the value of which was $1000, in exchange for 10,000,000 shares of common stock. An officer and director of the Company paid $500 for general and administrative expenses.

NOTE 5.   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The stockholders’ equity section of the financial statements contains the following classes of capital stock as of March 31, 2014:

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; none issued and outstanding.
10

NOTE 6. COMMITMENT AND CONTINGENCY

There was no commitment or contingency to disclose during the period ended March 31, 2014.

NOTE 7.  SUBSEQUENT EVENTS

On April 9, 2014, the Company’s sole officer and director, Richard Chiang appointed Michael J. Rapport and Evan Rapport to the Board of Directors.

On April 10, 2014, the Company’s sole officer and shareholder, Richard Chiang entered into a share purchase agreement pursuant to which he sold an aggregate of 10,000,000 shares of the Company’s common stock to The Michael J. Rapport Trust, as fully disclosed in the Company’s 8-K filing on April 10, 2014. On the same date, the Company accepted the resignations of Richard Chiang as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. These resignations are in connection with the consummation of the Share Purchase Agreement with The Michael J. Rapport Trust, and were not the result of any disagreement with Company on any matter relating to Company’s operations, policies or practices. Effective as of the same date, to fill the vacancies created by Richard Chiang’s resignations, Michael Rapport appointed himself as President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors of the Company. Michael Rapport also appointed Evan Rapport as to serve as the Company’s Vice President.

On April 15, 2014, the Board of Directors and sole stockholder of the Company approved to amend the Company’s Certificate of Incorporation to change the name of the Company from ALPINE 3 Inc. to Evans Brewing Company Inc. On that date, the officers of the Company were instructed to file such amendment with the State of Delaware, which amendment was completed and filed with Delaware on April 15, 2014.

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

None.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2014, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2014.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

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

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

As of the date of this Report, we had no definitive arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

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

Although we are subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), because we were not, as the date of this Report, engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then-existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or shares of our Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur, and the rights of the holders of Common Stock might be materially adversely affected.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted, nor have others made available to us, results of, market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “Reverse Merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

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

Issuance of Preferred Stock could result in dilution to existing shareholders.

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

Control by management reduces the ability of minority shareholders to affect changes in management, corporate structure, or business strategy.

The Michael J. Rapport Trust currently owns 100% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

The Michael J. Rapport Trust is the beneficial owner of 10,000,000 shares of our common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	07/03/13
3.2	By-Laws		10		3.2	07/03/13
3.3	Certificate of Amendment of Certificate of Incorporation		8-K		3.3	04/22/14
4.1	Specimen Stock Certificate		10		4.1	07/03/13
10.1	Share Purchase Agreement		8-K		10.1	04/10/14
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evans Brewing Company Inc.

Dated: May 9, 2014

By: /s/ Michael J. Rapport Michael J. Rapport, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

