Form 10-Q
period 2014-06-30
Evans Brewing Co Inc.
filed 2014-08-13
CIK 1580490

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 13, 2014, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

EVANS BREWING COMPANY INC.
Financial Statements

(Unaudited)

Evans Brewing Company Inc. (formerly ALPINE 3 Inc.)

(A Development Stage Company)
Balance Sheet

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$ -	$ -

Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 1,750	$ 1,333
Due to related party	-	500
Total current liabilities	1,750	1,833

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)
	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares and 10,000,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)

	1,000	1,000
Additional paid-in capital	3,050	-
Deficit	(5,800)	(2,833)
Total stockholders' deficit	(1,750)	(1,833)

Total liabilities and stockholders' deficit	$ -	$ -

See Notes to Financial Statements.

Evans Brewing Company Inc. (formerly ALPINE 3 Inc.)
(A Development Stage Company)
Statements of Operations

(Unaudited)

	Three months ended June 30, 2014	June 18, 2013 to June 30, 2013	Six months ended June 30, 2014

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	1,750	1,000	2,967
Total operating expenses	1,750	1,000	2,967

Net loss	$ (1,750)	$ (1,000)	$ (2,967)

Basic loss per common share	$ (0.00)	$ (0.00)	$ (0.00)

Basic weighted average common
shares outstanding	10,000,000	10,000,000	10,000,000

See Notes to Financial Statements.

Evans Brewing Company Inc. (formerly ALPINE 3 Inc.)
(A Development Stage Company)
Statement of Cash flows

(Unaudited)

	Six months ended June 30, 2014	June 18, 2013 to June 30, 2013

Cash flows from operating activities:
Net loss	$(2,967)	$(1,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation - related party	—	1,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	417	—
Net cash used in operating activities	(2,550)	—

Cash flows from financing activities:
Proceeds from contributed capital	2,550	—
Net cash provided by financing activities	2,550	—

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash investing and financing activities
Due to related party	$500	$—

See Notes to Financial Statements.

Evans Brewing Company Inc.

(formerly ALPINE 3 Inc.)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended June 30, 2014

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business – Evans Brewing Company Inc. (the “Company”) was incorporated under the laws of the state of Delaware on June 18, 2013 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On May 23, 2014, the Board of Directors and sole stockholder of the Company elected Richard Chiang, Mark Lamb, Roy Roberson and Joe Ryan to serve as members of the Board.

Additionally, on the same date, the Board of Directors and sole stockholder of the Company unanimously voted to engage Tech Associates Inc. as its corporate advisor to assist in its ‘going public’ strategy. The term is for one year, with monthly compensation of two thousand dollars and two thousand five hundred shares of the Company’s restricted common stock per month. Tech Associates Inc. is controlled by Richard Chiang, a director of the Company.

On May 29, 2014, the Board of Directors and sole stockholder of Company approved an amendment to the Registrant’s Certificate of Incorporation to change the name of the Registrant from ALPINE 3 Inc. to Evans Brewing Company Inc. On that date, the Company filed a Certificate of Amendment with the state of Delaware.

2.	SUMMARY OF SIGNIFICANT POLICIES

The accompanying unaudited financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2013 of the Company in our Form 10-K filed on February 7, 2014.

The interim financial statements present the balance sheets, statements of operations and cash flows the Company. The financial statements have been prepared in accordance with U.S. GAAP.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2014, and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Use of estimates – The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents – Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value.

Revenue Recognition – Revenue is only recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

Stock-based compensation – The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board (“FASB”) ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Income taxes – The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

The Company recorded valuation allowances on the net deferred tax assets. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period. To the extent that the financial results of operations improve and it becomes more likely than not that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Recent Accounting Pronouncements - In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted.

The Company adopted ASU 2014-10 during the quarter ended May 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $5,800 as of June 30, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2014, and December 31, 2013, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2014, and December 31, 2013, 10,000,000 shares were issued and outstanding.

Upon formation of the Company on June 18, 2013, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $3,050 to the Company for the period ended June 30, 2014, which are recorded as additional paid-in capital.

5.	COMMITMENT

There is no commitment or contingency to disclose during the period ended June 30, 2014.

6.	SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including August 13, 2014, which is the date the statements were made available for issuance and determined there are no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Evans Brewing Company Inc. (the “Company”) was incorporated on June 18, 2013, and organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Recent Developments

Controlling Shareholder

On April 10, 2014, Richard Chiang, the founder and sole officer and director of the Company entered into a Share Purchase Agreement pursuant to which he sold 10,000,000 shares of the Company’s common stock to The Michael J. Rapport Trust (the “Trust”) for a purchase price of $40,000. Pursuant to the Share Purchase Agreement, the Trust became the sole shareholder of the Company, owning 100% of the issued and outstanding shares of the Company’s common stock.

Changes in Management

On May 20, 2014, immediately prior to the closing of the Share Purchase Agreement transaction, Mr. Chiang, acting as the sole shareholder of the Company, elected and appointed Michael J. Rapport and Evan Rapport to the Board of Directors of the Company. Immediately following the closing of the Share Purchase Agreement transaction, Mr. Chiang tendered his resignation as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. Michael J. Rapport, acting as a member of the Company’s Board of Directors, accepted Mr. Chiang’s resignation. The resignations were in connection with the consummation of the Share Purchase Agreement with the Trust, and were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Following Mr. Chiang’s resignations, Michael Rapport appointed himself as President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors of the Company. Michael Rapport also elected Evan Rapport, his son, as to serve as the Company’s Vice President.

Name Change

On April 15, 2014, the Board of Director and the Trust, acting as the sole stockholder of the Company, approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company from ALPINE 3 Inc. to Evans Brewing Company Inc. On that date, the Company filed a Certificate of Amendment (the “Amendment”) with the State of Delaware.

Election of New Director

On May 23, 2014, the Shareholders (the “Shareholders”) of the Company elected Richard Chiang, Mark Lamb, Roy Roberson, and Joe Ryan to serve as members of the Board, effective immediately.

As noted above, Mr. Chiang is the founder and former Chief Executive Officer, Secretary, Treasurer and Director of the Company. Mr. Chiang is employed by Tech Associates, Inc., a financial advisory firm engaged in assisting emerging growth companies with capital markets consulting. From February 2010 to May 2012, he was employed by Redwood Capital, Inc., a financial advisory firm engaged in cross borders transactions in The People’s Republic of China, as a Managing Director of private equity. From January 2009 to January 2010, Mr. Chiang was employed as an Associate Partner of BayPeak LLC, a financial advisor engaged in cross borders transactions in The People’s Republic of China. From 2005 to 2009, he was an independent consultant specializing in corporate and securities consulting services for small and medium sized companies. Prior to that he was a licensed National Association of Securities Dealers (NASD) Series 7 Registered Representative and held senior executive positions at Bear, Stearns & Co., Inc., Cruttenden Roth, Inc. and for Wedbush Morgan Securities, Inc. Mr. Chiang has experience in several areas within the financial services industry such as securities trading, mergers and acquisitions, private wealth management, private equity and corporate finance. Mr. Chiang graduated from the University of California, Berkeley, The Haas School of Business.

Mr. Lamb is a vice president of Double Diamond Financial a firm engaged in individual and business planning, where he has worked since February, 2003. Prior to his employment at Double Diamond Financial, Mr. Lamb was a registered representative with The Robert Driver Company, a financial services firm since October 1999. From October 1996 to October 1999, he was an account specialist with Liberty Mutual Group and from May 1994 to October 1996 he was an account executive with Paine Webber Inc. He began his career in financial services in June 1988 as an investment counselor with Western Financial Planning Corporation. Mr. Lamb holds a Series 7, Series 66, Series 63, and Series 6 licenses with FINRA. He also holds property, casualty, life, health and disability insurance licenses. Mr. Lamb attended San Diego State University.

Mr. Roberson P.E. is a professional engineer in the land development industry. He manages real estate development projects and has held senior management positions at several public and private businesses that serve the land development industry. He is a post-graduate of development, real estate, investment, finance and strategic planning and management of technical professionals from the University of California, Irvine. He received his BS from Texas A&M University, in civic engineering, in 198. He became a registered civil engineer in the State of California in 1989. Roy is also a founding member of Bayhawk Ales since 1994 through 2013. He has extensive corporate start up experience in the Southern California region and has also accomplished many real estate projects that include homes, golf courses, schools, churches, hospitals, offices, bridges, tunnels, habitat restoration flood control, water supply as well as for corporate companies such as Space X and Virgin Galactic.

Mr. Ryan is responsible for business development, sales, marketing, and account management at the company he founded, Graphic Industries, a print and interactive production company providing end-to-end solutions for the marketing and communications industry. Mr. Ryan also founded Accomplice, a brand packing, logo design, website merchandising design, apparel, social marketing firm that provides expertise to clients such as Verizon Wireless, Grand Canyon Brewing Company, Los Angeles Dodgers, Warner Brothers Entertainment, and Kawasaki. From 2000 to present, Mr. Ryan is a founding partner and current sole proprietor of The Academy of Fine Beers, where he co-created and developed as well as marketed the Josef BIERBITZCH Golden Pilsner, Wing Man American Lager, Birra Bella and Shenanigans Irish Lager. Ryan recently concepted and developed a Brewer Series titled Hail to Rock, in which Bayhawk Ales will produce.

In connection with their election to the Board, all directors will be granted a restricted stock award covering 2,000 shares of the Company’s common stock which will be vested over a period of one year.

Consulting Agreement

On May 23, 2014, the Board of Directors of Evans Brewing Company Inc. unanimously voted to engage Tech Associates Inc. as its corporate advisor to assist in its ‘going public’ strategy. The term is for one year, with monthly compensation of two thousand dollars and two thousand five hundred shares of the Company’s restricted common stock per month. As noted above, Tech Associates Inc. is controlled by Mr. Chiang, a director of the Company.

Overview

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $5,800 as of June 30, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to a material weakness in our internal control over financial reporting, which is described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

As noted above, on May 29, 2014, on May 23, 2014, the Board of Director and sole stockholder of the Company elected Richard Chiang, Mark Lamb, Roy Roberson and Joe Ryan to serve as members of the Board.

In connection with their his election to the Board, all directors will be granted a restricted stock award covering 2,000 shares of the Company’s common stock which will be vested over a period of one year.

Additionally, on the same date, the Board of Director and sole stockholder of the Company unanimously voted to engage Tech Associates Inc. as its corporate advisor to assist in its ‘going public’ strategy. The term is for one year, with monthly compensation of two thousand dollars and two thousand five hundred shares of the Company’s restricted common stock per month. Tech Associates Inc. is controlled by Richard Chiang, a director of the Company.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.3	Certificate of Amendment to Certificate of Incorporation		10		3.3	05/15/13
3.2	By-Laws		10		3.2	06/04/13
4.1	Specimen Stock Certificate		10		4.1	06/04/13
10.1	Share Purchase Agreement		8-K		10.1	04/10/14
17.1	Resignation Letter of Richard Chiang		8-K		17.1	04/10/14
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evans Brewing Company Inc.

Dated: August 13, 2014

By: /s/ Michael J. Rapport Michael J. Rapport, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

