Form 10-Q/A
period 2014-06-30
Evans Brewing Co Inc.
filed 2014-11-12
CIK 1580490

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 19, 2014, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

EVANS BREWING COMPANY INC.
Financial Statements

(Unaudited)

Evans Brewing Company Inc. (formerly ALPINE 3 INC.)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS	(Restated - Note 1)

Current assets:
Cash	$ -	$ -
Prepaid expense	11,741	-
Current assets	11,741	-

Total assets	$ 11,741	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 24,776	$ 1,333
Due to related party	18,000	500
Total current liabilities	42,776	1,833

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000
shares authorized; 10,000,000 shares and 10,000,000
shares issued and outstanding as of June 30, 2014 and
December 31, 2013, respectively)	1,000	1,000
Additional paid-in capital	3,050	-
Accumulated deficit	(35,085)	(2,833)
Total stockholders' deficit	(31,035)	(1,833)

Total liabilities and stockholders' deficit	$ 11,741	$ -

The accompanying notes are an integral part of these condensed financial statements.

Evans Brewing Company Inc. (formerly ALPINE 3 Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2014	June 18, 2013 to June 30, 2013	Six months ended June 30, 2014
	(Restated - Note 1)		(Restated - Note 1)
Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	31,035	1,000	32,252
Total operating expenses	31,035	1,000	32,252

Net loss	$ (31,035)	$ (1,000)	$ (32,252)

Basic loss per common share	$ (0.00)	$ (0.00)	$ (0.00)

Basic weighted average common
shares outstanding	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these condensed financial statements.

Evans Brewing Company Inc. (fomerly ALPINE 3 Inc,)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2014	June 18, 2013 to June 30, 2013
	(Restated - Note 1)
Cash flows from operating activities:
Net loss	$ (32,252)	$ (1,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation - related party	-	1,000
Changes in operating assets and liabilities:
Prepaid expense	(11,741)
Accounts payable and accrued liabilities	23,443	-
Net cash used in operating activities	(20,550)	-

Cash flows from financing activities:
Proceeds from contributed capital	2,550	-
Due to related party	18,000	-
Net cash provided by financing activities	20,550	-

Net change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash investing and financing activities
Due to related party	$ 500	$ -

The accompanying notes are an integral part of these condensed financial statements.

Evans Brewing Company Inc.

(formerly ALPINE 3 Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On May 29, 2014, the Board of Director and sole stockholder of Company approved an amendment to the Registrant’s Certificate of Incorporation to change the name of the Registrant from ALPINE 3 Inc. to Evans Brewing Company Inc. On that date, the Company filed a Certificate of Amendment with the State of Delaware.

Restatement

During the three and six months ended June 30, 2014, the Company determined that legal and advisory fees and amount due to Michael J. Rapport, the Chief Executive Officer of the Company, were not recorded in the corrected accounting period.

A summary of the effect of the restatement is as follows:

	As Previously Reported	Restatement Adjustments	As Restated

Balance Sheet – June 30, 2014
Prepaid expense	$—	$11,741	$11,741
Accounts payable and accrued liabilities	$1,750	$23,026	$24,776
Due to related party	$—	$18,000	$18,000
Accumulated deficit	$(5,800)	$(29,285)	$(35,085)

Statement of Operations- For the six months ended June 30, 2014
General and administrative expense	$2,967	$29,285	$32,252
Net loss	$(2,967)	$(29,285)	$(32,252)

Statement of Operations- For the three months ended June 30, 2014
General and administrative expense	$1,750	$29,285	$31,035
Net loss	$(1,750)	$(29,285)	$(31,035)

Statement of Cash Flows - For the six months ended June 30, 2014
Net loss	$(2,967)	$(29,285)	$(32,252)
Prepaid expense	$—	$(11,741)	$(11,741)
Accounts payable and accrued liabilities	$417	$23,026	$23,443
Due to related party	—	18,000	18,000

Evans Brewing Company Inc.

(formerly ALPINE 3 Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Period Ended June 30, 2014

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT POLICIES

The accompanying unaudited financial statements of Evans Brewing Company Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2013 of Evans Brewing Company Inc. in our Form 10-K filed on February 7, 2014.

The interim financial statements present the balance sheets, statements of operations and cash flows of Evans Brewing Company Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Evans Brewing Company Inc.

(formerly ALPINE 3 Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Period Ended June 30, 2014

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

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

Recent Accounting Pronouncements - In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $35,085 as of June 30, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Evans Brewing Company Inc.

(formerly ALPINE 3 Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Period Ended June 30, 2014

(UNAUDITED)

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

5.	DUE TO RELATED PARTY

Michael J. Rapport, the Chief Executive Officer and the majority shareholder of the Company, advanced the Company $10,000 to pay legal and advisory fees. The amount due to related party is non-interest paying, unsecured, and has no terms of repayment.

6.	COMMITMENT

There is no commitment or contingency to disclose during the period ended June 30, 2014.

7.	SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including July 19, 2014 which is the date the statements were made available for issuance and determined there are no reportable subsequent events.

EXPLANATORY NOTE

We are filing this Amendment No. 1 for three and six months ended June 30, 2014 to amend and restate financial statements and other financial information in our Form 10-Q for the three and six months ended June 30, 2014, which was filed with the Securities and Exchange Commission, or the SEC, on August 13, 2014.

As more fully described in Note 1 to the Notes to our Financial Statements, our Board of Directors concluded that our financial statements previously filed with the SEC should no longer be relied upon. We are restating our financial statements for the three and six months ended to correct certain errors in the accounting legal and advisory fees and amounts due to Michael J. Rapport, the Chief Executive Officer of the Company. The net impact of correcting the errors resulted in an increase in accumulated deficit of $29,285.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $33,085 as of June 30, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	06/04/13
3.2	By-Laws		10		3.2	06/04/13
4.1	Specimen Stock Certificate		10		4.1	06/04/13
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X
20

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evans Brewing Company Inc.

Dated: November 14, 2014

By: /s/ Michael J. Rapport Michael J. Rapport, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

