Form 10-Q
period 2014-09-30
Evans Brewing Co Inc.
filed 2014-11-12
CIK 1580490

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2014, the issuer had 436,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

EVANS BREWING COMPANY INC.
Financial Statements

Evans Brewing Company Inc.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash	$72,065	$—
Prepaids	6,096	—
	78,161	—

Total assets	$78,161	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$11,346	$1,333
Accured liabilites - related party	355	—
Due to related party	18,000	500
Total current liabilities	29,701	1,833

Loan - related party	100,000	—

Total liabilities	129,701	1,833

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding.)	—	—
Common stock ($.0001 par value, 100,000,000
shares authorized; 436,000 shares and 10,000,000
shares issued and outstanding as of September 30, 2014 and
December 31, 2013, respectively)	44	1,000
Additional paid-in capital	7,606	—
Accumulated deficit	(59,190)	(2,833)
Total stockholders' deficit	(51,540)	(1,833)

Total liabilities and stockholders' deficit	$78,161	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Evans Brewing Company Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	June 18, 2013 to September 30, 2013

Revenue	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	24,105	917	56,357	1,917
Total operating expenses	24,105	917	56,357	1,917

Net loss	$ (24,105)	$ (917)	$ (56,357)	$ (1,917)

Basic loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Basic weighted average common
shares outstanding	9,167,956	10,000,000	9,719,606	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Evans Brewing Company Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2014	June 18, 2013 to September 30, 2013

Cash flows from operating activities:
Net loss	$(56,357)	$(1,917)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation - related party	3,000	—
Stock-based compensation	600	—
Changes in operating assets and liabilities:
Prepaids	(6,096)
Accounts payable and accrued liabilities	10,013	—
Accrued liabilities - related party	355	—
Net cash used in operating activities	(48,485)	(1,917)

Cash flows from financing activities:
Due to a related party	18,000	917
Proceeds from additional paid-in capital - related party	2,550	1,000
Proceeds from loan - related party	100,000	—
Net cash provided by financing activities	120,550	1,917

Net change in cash	72,065	—

Cash, beginning of period	—	—

Cash, end of period	$72,065	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash investing and financing activities
Due to related party	$500	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Evans Brewing Company Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Period Ended September 30, 2014

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

On May 23, 2014, the Board of Directors and sole stockholder of the Company elected Richard Chiang, Mark Lamb, Roy Roberson and Joe Ryan to serve as members of the Board. Additionally, on the same date, the Board of Directors and sole stockholder of the Company unanimously voted to engage Tech Associates Inc. as its corporate advisor to assist in its ‘going public’ strategy. The term is for one year, with monthly compensation $2,000 and 2,500 shares of the Company’s restricted common stock per month. Tech Associates Inc. is controlled by Richard Chiang, a director of the Company.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2014 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Evans Brewing Company Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Period Ended September 30, 2014

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

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

The Company early adopted ASU 2014-10 during the quarter ended May 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Evans Brewing Company Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Period Ended September 30, 2014

(UNAUDITED)

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $59,190 as of September 30, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.	LOAN – RELATED PARTY

On July 21, 2014, Michael J. Rapport the Chief Executive Officer, sole director and controlling shareholder of the Company, advanced the Company a $100,000 unsecured loan with a 1.5% interest rate per annum, due no later than July 21, 2017. The loan is convertible into common shares of the Company at any time after the second year’s anniversary at a price based upon either: a) The price of its most recent private placement offering, closest to the time of conversion, b) If publicly-traded, then the bid price of its common stock on the closing day of the conversion. As at September 30, 2014, the Company accrued $292 of interest which is included in accounts payable and accrual liabilities.

5. RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2014, the Company incurred $8,950 and $11,305 for advisory services and SEC filing services, respectively, to Tech Associates, Inc., a company controlled by Richard Chiang, a director of the Company. At September 30, 2014, $355 was due to Tech Associates, Inc.

Michael J. Rapport, the Chief Executive Officer and the majority shareholder of the Company, advanced the Company $18,000 to pay legal and advisory fees. The amount due to related party is non-interest paying, unsecured, and has no terms of repayment.

6. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2014, and December 31, 2013, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of September 30, 2014, and December 31, 2013, 436,000 and 10,000,000 shares were issued and outstanding respectively.

Upon formation of the Company on June 18, 2013, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $3,050 to the Company for the period ended September 30, 2014, which are recorded as additional paid-in capital.

On September 22, 2014, the Company cancelled 9,600,000 shares of common stock for no consideration..

On September 23, 2014, the Company issued 6,000 shares of common stock to directors of the Company for services valued at $600 ($0.10 per share).

On September 23, 2014, the Company issued 30,000 shares of common stock for services to Tech Associates Inc., a company control by Richard Chiang, a director of the Company, valued at $3,000 ($0.10 per share).

Evans Brewing Company Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Period Ended September 30, 2014

(UNAUDITED)

7.	COMMITMENT

There is no commitment or contingency to disclose during the period ended September 30, 2014.

8.	SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including November 14, 2014 which is the date the statements were made available for issuance and determined there are no reportable subsequent events.

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

Results of Operations for the three and nine months ended September 30, 2014 and for the period June 18, 2013 to September 30, 2013

Our operating results are summarized as follows:

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	April 19, 2013 to September 30, 2013
Revenue	$—	$—	$—	$—
Cost of sales	$—	$—	$—	$—
Operating expenses	$24,105	$917	$56,357	$1,917
Other income (expenses)	$—	$—	$—	$—
Net income (loss)	$(24,105)	$(917)	$(56,357)	$(1,917)

Revenues

During nine and three ended September 30, 2014 and 2013 we did not have sales. We can make no assurances that we will find commercial success in any of our products.

Operating Expenses

Our general, administrative are largely attributable to transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company.

We anticipate that we will incur approximately $50,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Stock-based compensation has been paid to individuals and a company that have been instrumental in helping establish the Company, providing services and valuable insight into strategy and plans.

Net income (loss)

As a result of our operating expenses the Company reported a net income (loss) of $(24,105) and $(56,357) for the three and nine months ended September 30, 2014, respectively.

Liquidity and Capital Resources

Working Capital

September 30, 2014
Current Assets	$78,161
Current Liabilities	$29,701
Working Capital (Deficit)	$48,460

Cash Flows

	For the nine months ended September 30, 2014	April 19, 2013 to September 30, 2013
Cash used in Operating Activities	$(48,485)	$(1,917)
Cash provided by (used in) Investing Activities	$—	$—
Cash provided by Financing Activities	$120,550	$1,917
Increase (Decrease) in Cash	$72,065	$—

Cash Used In Operating Activities

Our net loss for the period ended September 30, 2014, was the main contributing factor for our negative operating cash flow.

Cash from Financing Activities

As of September 30, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $59,190 as of September 30, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Michael J. Rapport Trust currently owns 92% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

The Michael J. Rapport Trust is the beneficial owner of 401,000 shares of our common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

