Form 10-K
period 2014-12-31
Evans Brewing Co Inc.
filed 2015-04-09
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-54995

EVANS BREWING COMPANY INC.

(Formerly ALPINE 3, INC.)

(Exact name of registrant as specified in its charter)

Delaware	46-3031328
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Evans Brewing Company Inc.
3815 S Main Street, Santa Ana CA	92707
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 442 7565

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 2 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicated by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014, was $0.  For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares of the Registrant’s common stock outstanding as of April 9, 2015, was 436,000.

EVANS BREWING COMPANY INC.

FISCAL YEAR ENDED DECEMBER 31, 2014

FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements. In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM 1.          BUSINESS.

Corporate Overview and History of Evans Brewing Company, Inc. (Formerly ALPINE 3, Inc.).

Evans Brewing Company, Inc. (formerly ALPINE 3 Inc.) was incorporated under the laws of the State of Delaware on June 18, 2013. Alpine 3 Inc. was set up to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. ALPINE 3 did not undertake any effort to cause a market to develop in its securities, either debt or equity, before it successfully concluded a business combination. On April 4, 2014 The Michael J. Rapport Trust purchased 10,000,000 shares of common stock which was all of the outstanding shares of Alpine 3, Inc. and changed the name to Evans Brewing Company Inc. (EBC) on May 29, 2014. On October 9, 2014 the “Trust” agreed to the cancellation of 9,600,000 of the shares of common stock that it had acquired and retained 400,000 shares of common stock. Since inception, EBC has been in the developmental stage and has conducted virtually no business operations other than exploring the acquisition of the Bayhawk brands and related assets.

Bayhawk Alex, Inc. and EBC entered into the Agreement on October 15, 2014, subject to receiving approval of the Bayhawk shareholders. Assuming that the approval of the Bayhawk shareholders is obtained, pursuant to the Agreement, Bayhawk Ales, Inc. will sell to EBC, and EBC will purchase from Bayhawk all of the assets of Bayhawk, including but not limited to: (A) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Bayhawk Ales label (as defined in the Agreement and discussed in more detail below); and (B) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Evans Brands (as defined in the Agreement and discussed in more detail below); and(C) 100% of the stock in Evans Brewing Company, Inc. (CA) which has the brewers license at City Brewery in Lacrosse, WI (where all of the EBC brands will be brewed) (collectively, the “Transferred Assets”)

Overview

Evans Brewing Company, Inc. (Formerly ALPINE 3, Inc.) was incorporated in June 18th, 2013 with a Fiscal Year Ending of December 31st. Evans Brewing Company is a Delaware Corporation and has not engaged any business operations since inception. Evans Brewing Company, Inc. is in the process of acquiring Bayhawk Ales, Orange County’s oldest and largest microbrewery, which began operations in late 1994.

Principal Products

Evans Brewing Company, Inc. does not have any product as of the fiscal year ended December 31, 2014.

Seasonality of Business

Evans Brewing Company, Inc. has no products at this time and so is not affected by the seasons of the year.

Employees

The Company currently has no employees.

ITEM 1A.          RISK FACTORS.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

RISKS ASSOCIATED WITH OUR COMPANY:

We are an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last date of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31.

We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

A Company that elects to be treated as an emerging growth company shall continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which is deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon it attaining a public float of at least $700 million.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Management of EBC cannot guarantee that EBC will generate revenues which could result in a total loss of the value of your investment if it is unsuccessful in its business plans.

There can be no assurance that EBC will be able to generate revenues or that revenues will be sufficient to maintain its business following the Asset Purchase Transaction.  As a result, you could lose all of your investment if you participate in the Share Exchange if EBC is not successful in its proposed business plans.

EBC’s needs could exceed the amount of time or level of experience our officers and directors may have.  EBC will be dependent on key executives, and the loss of the services of the current officers and directors could severely impact EBC’s business operations.

EBC’s business plan does not provide for the hiring of any additional employees other than outlined in its plan of operations until sales will support the expense.  Until that time the responsibility of developing EBC’s business, the offering and selling of the shares through this prospectus and fulfilling the reporting requirements of a public company will fall upon the two officers and the directors.  In the event they are unable to fulfill any aspect of their duties to EBC, it may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of our business.

Additionally, the management of future growth will require, among other things, continued development of EBC’s financial and management controls and management information systems, stringent control of costs, increased marketing activities, and the ability to attract and retain qualified management, research, and marketing personnel.  The loss of key executives or the failure to hire qualified replacement personnel would compromise EBC’s ability to generate revenues or otherwise have a material adverse effect on EBC.  There can be no assurance that EBC will be able to successfully attract and retain skilled and experienced personnel but every effort will be made to do so.

We have limited experience in complying with public company reporting and other obligations. Taking steps to comply with these requirements will increase our costs and require additional management resources, and does not ensure that we will be able to satisfy them.

As a newly formed public company, we will be required to comply with applicable provisions of the Sarbanes-Oxley Act of 2002, as well as other federal securities laws, and rules and regulations promulgated by the SEC and the various exchanges and trading facilities where our common stock may trade, which will result in significant initial and continuing legal, accounting, administrative and other costs and expenses. These rules and requirements impose certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest, and  codes of conduct, depending on where our shares trade. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all applicable requirements.

As we review our internal controls and procedures, we may determine that they are ineffective or have material weaknesses, which could impact the market’s acceptance of our filings and financial statements.

We have never conducted a review of our internal control over financial reporting for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file in a timely manner accurate quarterly and annual reports with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the market or trading facility where our shares may trade, or other adverse consequences that would materially harm our business.

EBC has limited management resources, and will be dependent on key executives. The loss of the services of the current officers and directors could severely impact EBC’s business operations and future development.

EBC is relying on a small number of key individuals to implement its business and operations and, in particular, the professional expertise and services of Michael J. Rapport, our President, Chief Executive Officer, Secretary and Chairman of the Board of Directors, and Evan Rapport, our Vice President and a member of the Board of Directors. Accordingly, EBC may not have sufficient managerial resources to successfully manage the increased business activity envisioned by its business strategy.  In addition, EBC's future success depends in large part on the continued service of Mr. Michael Rapport and Mr. Evan Rapport.  EBC has not entered into an employment agreement with Michael Rapport, and has an employment agreement with Evan Rapport that runs for three years. If either of these persons chooses not to serve as officers or if they are unable to perform their duties, this could have an adverse effect on Company business operations, financial condition and operating results if it is unable to replace them with other individuals qualified to develop and market its business.

Our success in business and operations will depend on general economic conditions.

The success of EBC depends, to a large extent, on certain economic factors that are beyond its control.  Factors such as general economic conditions, levels of unemployment, interest rates, tax rates at all levels of government, competition and other factors beyond EBC’s control may have an adverse effect on EBC’s ability to sell any product that it might have and to collect sums due and owing to it.

Risks Related to Our Common Stock

Sales of our common stock under Rule 144 could reduce the price of our stock.

None of our outstanding common shares are currently eligible for resale under Rule 144. In general, persons holding restricted securities in a publicly reporting company that is providing current public information meeting the requirements of Rule 144, including affiliates, must hold their shares for a period of at least six months.  Because EBC was previously a “shell company” as defined in the rules of the SEC, Rule 144 is unavailable until one year from the date on which EBC filed “Form 10 information” with the SEC. Additionally, affiliates of EBC may not sell more than one percent of the total issued and outstanding shares in any 90-day period and must resell the shares in an unsolicited brokerage transaction at the market price. If substantial amounts of our common stock become available for resale under Rule 144 once a market has developed for our common stock, the then-prevailing market prices for our common stock may be reduced.

We may, in the future, issue additional securities, which would reduce our stockholders’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes us to issue 100,000,000 shares of common stock. As of the year ending December 31, 2014, EBC had 436,000 shares of common stock outstanding. Accordingly, we may issue up to an additional 99,564,000 shares of common stock. The future issuance of common stock may result in additional dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock.  Additionally, our board of directors may designate the rights terms and preferences of one or more series of preferred stock at its discretion including conversion and voting preferences without prior notice to our stockholders.  Any of these events could have a dilutive effect on the ownership of our shareholders, and the value of shares owned.

Raising additional capital may cause dilution to our existing stockholders.

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations, and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest in EBC will be diluted.

Raising additional capital may restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations, and strategic and licensing arrangements.  To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the terms of any such securities may include liquidation or other preferences that materially adversely affect your rights as a stockholder.  Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Market volatility may affect our stock price and the value of your shares.

Once a market for our common stock is established, the market price for our common stock is likely to be volatile, in part because our common stock has not been previously traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

●	announcements of new products, brands, commercial relationships, acquisitions or other events by us or our competitors;

●	regulatory or legal developments in the United States and other countries;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	general market conditions and overall fluctuations in U.S. equity markets;

●	variations in our quarterly operating results;

●	changes in our financial guidance or securities analysts' estimates of our financial performance;

●	changes in accounting principles;

●	our ability to raise additional capital and the terms on which we can raise it;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

●	additions or departures of key personnel;

●	discussion of us or our stock price by the press and by online investor communities; and

●	other risks and uncertainties described in these risk factors.

An active public market for our common stock may not develop or be sustained. We will work to negotiate and determine the initial public sale price with our market makers, but this price may not be indicative of prices that will prevail in the trading market.

If securities or industry analysts do not publish or cease publishing research or reports or publish misleading, inaccurate or unfavorable research about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts cover our company, the trading price and volume of our stock would likely be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about our competitors, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

Future sales of our common stock may cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

We will be subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. We anticipate that our common stock will become a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.

EBC’s executive officers do not have experience being an officer of a public company.   It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley.  We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

We cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

We cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing. Until the common stock is listed on an exchange, we expect that it would be eligible to be quoted on the OTC Bulletin Board or the OTC Markets, another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

Due to the lack of a trading market for our securities, you may have difficulty selling any shares you purchase, which could result in the loss of your investment.

There is presently no demand for our common stock and no public market exists for the shares being offered in this prospectus.  We plan to contact a market maker immediately following the effectiveness of this Registration Statement to file an application to have our shares quoted on the OTC Bulletin Board (OTCBB) or the OTC Markets. However, there is no guarantee that a trading market will ever develop.  The OTCBB and the OTC Markets are regulated quotation services that display real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities.  The services are not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. EBC cannot guarantee that our application will be accepted or approved or that its stock will be quoted for sale.  As of the date of this filing, there have been no discussions or understandings between EBC or anyone acting on its behalf with any market maker regarding participation in a future trading market for its securities.  If no market is ever developed for our common stock, it will be difficult or impossible for you to sell any shares you purchase in this offering.  In such case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.  In addition, if EBC fails to have its common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

EBC may issue Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Common Stock.

Although EBC presently has no intention to do so without stockholder approval, which may be obtained solely through the votes of its management and board of directors, the Board may issue Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Common Stock.  Any such provision may be deemed to have a potential anti-takeover effect, and the issuance of Preferred Stock in accordance with such provision may delay or prevent a change of control of EBC.  The Board of Directors also may declare a dividend on any outstanding shares of Preferred Stock.  All outstanding shares of Preferred Stock are fully paid and non-assessable.

We may never pay dividends to shareholders, which could reduce the monetary gain you may realize on your investment.

We have not declared or paid any cash dividends or distributions on our capital stock.  We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.  If EBC does not pay dividends, EBC’s common stock may be less valuable because a return on an investor’s investment will only occur if EBC’s stock price appreciates.

Although we expect to apply for quotation on the OTC bulletin board (OTCBB) or the OTC Markets, we may not be approved, and even if approved, we may not be approved for trading on the OTCBB or the OTC Markets; therefore shareholders who invest may not have a market to sell their EBC shares, either in the near term or in the long term, or both.

There is presently no demand for our common stock and no public market exists for the Exchange Shares. We plan to contact a market maker immediately following this proxy statement/registration statement’s being declared effective and apply to have the shares quoted on the Over-the-Counter Bulletin Board ("OTCBB") or the OTC Markets. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 to 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. If our application is rejected, our stock may then be traded on the "Pink Sheets," and the market for resale of our shares would decrease dramatically, if not be eliminated. As of the date of this filing, there have been no discussions or understandings between EBC and anyone acting on our behalf, with any market maker regarding participation in a future trading market for our securities. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in this offering. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

Not required for Smaller Reporting Companies.

ITEM 2.          PROPERTIES.

Office Locations

The Company uses part of the office space at 3815 S. Main Street, Santa Ana, CA 92707 that is occupied by Bayhawk. Bayhawk rents office and warehouse space at 3815 S. Main Street, Santa Ana, CA 92707(2,000 square feet) and it rents space for its mill at 3859 S. Main Street, Santa Ana, CA 92707 (1,500 square feet). The combined rent for the office and warehouse space along with the mill is $3,944 a month, based on an annual lease that renews in August. Management believes that the office space that it has is adequate for now.

ITEM 3.          LEGAL PROCEEDINGS.

None.

ITEM 4.          MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Evans Brewing Company Inc. (“EBC”), was incorporated under the laws of the State of Delaware on June 18, 2013, as ALPINE 3 Inc. On July 3, 2013, EBC filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) to become a public company.

EBC was formed by Richard Chiang, who was the initial stockholder and the initial sole officer and director. On April 19, 2014, the Board of Director appointed Mr. Michael J. Rapport and Mr. Evan Rapport to the Board of Directors.

On April 4, 2014, Mr. Chiang entered into a Share Purchase Agreement pursuant to which he sold an aggregate of 10,000,000 shares of EBC’s common stock to The Michael J. Rapport Trust (the “Trust”) for a purchase price of $40,000. Pursuant to the Share Purchase Agreement, The Trust became the sole shareholder of EBC, owning 100% of the issued and outstanding shares of EBC’s common stock.

Immediately following the closing of the Share Purchase Agreement transaction, Mr. Chiang tendered his resignation as EBC’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. Michael J. Rapport, acting as a member of the Registrant’s Board of Directors, accepted Mr. Chiang’s resignation. The resignations were in connection with the consummation of the Share Purchase Agreement with the Trust, and were not the result of any disagreement with EBC on any matter relating to EBC’s operations, policies, or practices. Following Mr. Chiang’s resignations, Michael Rapport appointed himself as President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors of EBC. Michael Rapport also appointed Evan Rapport as to serve as EBC's Vice President. Biographical Information for Michael J. Rapport and for Evan Rapport is included below. Michael Rapport is the father of Evan Rapport.

Market Information

Our Common Stock has not started trading on any public trading market at the present time.

Description of Securities

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share.  As of December 31, 2014, an aggregate of 436,000 shares of our common stock were issued and outstanding and 0 shares of our preferred stock is outstanding.

Common Stock Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters. Stockholders do not have preemptive rights to purchase shares in any future issuance of our common stock. Upon our liquidation, dissolution or winding up, and after payment of creditors and preferred stockholders, if any, our assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock.

The holders of shares of our common stock are entitled to dividends out of funds legally available when and as declared by our board of directors. Our board of directors has never declared a cash dividend and does not anticipate declaring any dividend in the foreseeable future. In the event of our liquidation, dissolution or winding up, holders of our common stock are entitled to receive, ratably, the net assets available to stockholders after payment of all creditors and preferred stockholders.

Preferred Stock. Our Articles of Incorporation also provide that we are authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.0001 per share. As of the date of this report, there are 0 shares of preferred stock issued and outstanding. Our Board of Directors has the authority, without further action by the shareholders, to issue from time to time the preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

Holders of Common stock

At March 31, 2015, there is 7 registered holder otherwise entitled to hold our common shares.

Transfer Agent and Registrar

Action Stock Transfer Corporation is currently the transfer agent and registrar for our common stock.  Its address is 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.  Its phone number is (801) 274-1088.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Delaware General Corporate Laws, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●	our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared or paid cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future.  Any future payment of dividends to holders of common stock will depend upon our results of operations, financial condition, cash requirements, and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has set up a compensation plan where each of the board members will receive 1,000 shares of the Company’s common stock annually for their services.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities. The only activity in the unregistered securities was on October 9, 2014 the “Trust” agreed to the cancellation of 9,600,000 of the shares of common stock that it had acquired and retained 400,000 shares of common stock. The board also awarded 6,000 shares of common stock to its members for services and also awarded 30,000 shares of common stock to Tech Associates, Inc. (a company owned by Richard Chaing) for services rendered pursuant to a consulting agreement. The Company’s total shares of common stock outstanding as of December 31, 2014 are 436,000.

In each of the transactions listed above, the securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.  None of the transactions involved a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.          SELECTED FINANCIAL DATA.

Not required for Smaller Reporting Companies.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

There are statements in this 10K report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire proxy statement/registration statement carefully, especially the risks discussed under “Risk Factors.” Although management believes that the assumptions underlying the forward looking statements included in this proxy statement/registration statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this proxy statement/registration statement will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We expressly disclaim any obligation to update or revise any forward-looking statements. The following discussion and analysis of the results of operations and financial condition of Evans Brewing Company, Inc (Formerly ALPINE 3, Inc.) should be read in conjunction with the Selected Combined Financial Data, Evan Brewing Company’s financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-K.

Overview and Highlights

Company Background

Evans Brewing Company Inc. (“EBC”), was incorporated under the laws of the State of Delaware on June 18, 2013, as ALPINE 3,Inc. On July 3, 2013, EBC filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) to become a public company.

EBC was formed by Richard Chiang, who was the initial stockholder and the initial sole officer and director. On April 19, 2014, the Board of Director appointed Mr. Michael J. Rapport and Mr. Evan Rapport to the Board of Directors.

On April 4 2014, Mr. Chiang entered into a Share Purchase Agreement pursuant to which he sold an aggregate of 10,000,000 shares of EBC’s common stock to The Michael J. Rapport Trust (the “Trust”) for a purchase price of $40,000. Pursuant to the Share Purchase Agreement, The Trust became the sole shareholder of EBC, owning 100% of the issued and outstanding shares of EBC’s common stock.

Immediately following the closing of the Share Purchase Agreement transaction, Mr. Chiang tendered his resignation as EBC’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. Michael J. Rapport, acting as a member of the Registrant’s Board of Directors, accepted Mr. Chiang’s resignation. The resignations were in connection with the consummation of the Share Purchase Agreement with the Trust, and were not the result of any disagreement with EBC on any matter relating to EBC’s operations, policies, or practices. Following Mr. Chiang’s resignations, Michael Rapport appointed himself as President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors of EBC. Michael Rapport also appointed Evan Rapport as to serve as EBC's Vice President. Biographical Information for Michael J. Rapport and for Evan Rapport is included below. Michael Rapport is the father of Evan Rapport.

Pursuant to negotiations between EBC’s management and the management of Bayhawk, EBC and Bayhawk determined to enter into the Asset Purchase and Share Exchange Agreement (the “Agreement”), subject to the approval by the stockholders of Bayhawk, as discussed herein. Pursuant to the Agreement, EBC will acquire the assets and operations of Bayhawk, including the assets and operations of Evans Brewing California.

Results of Operations for the twelve months ended December 31, 2014 and the period from June 18, 2013 (Inception) to December 31, 2013.

Our operating results are summarized as follows:

	Twelve months ended December 31, 2014	(From inception June 18, 2013) to December 31, 2013
Revenue	$—	$—
Cost of sales	$—	$—
Operating expenses	$78,952	$1,833
Other income (expenses)	$(1,579)	$—
Net income (loss)	$(80,531)	$(1,833)

Revenues

During the year ended December 31, 2014 and the period from June 18, 2013 (Inception) to December 31, 2013, we did not have sales. We can make no assurances that we will find commercial success in any of our products.

Operating Expenses

Our general, administrative are largely attributable to transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company.

Operating expenses for the year ended December 31, 2014 were $78,952 and the operating expenses for the period from June 18, 2013 (Inception) to December 31, 2013 was $1,833. This Operating expense total is comprised mostly of Professional services of $72,885 for the year ended December 31, 2014 and $0 for the period from June 18, 2013 (Inception) to December 31, 2013. There was also Stock based compensation expense of $3,600 for the year ended December 31, 2014 which compares to $0 paid in the period from June 18, 2013 (Inception) to December 31, 2013. Other General and administrative expense amounted to $2,467 for the year ended December 31, 2014 compared to $1,833 for General and administrative expense for the period from June 18, 2013 (Inception) to December 31, 2013.

Stock-based compensation has been paid to individuals and a company that have been instrumental in helping establish the Company, providing services and valuable insight into strategy and plans.

Interest Expense:

Interest expense for the year ended December 31, 2014, was $1,579, and is due to a note held by a related party. The cost for interest expense for the period from June 18, 2013 (Inception) to December 31, 2013 was $0.

Net Loss:

Net Loss from operations for the year ended December 31, 2014, was $80,531 compared to a loss of $1,833 for the period from June 18, 2013 (Inception) to December 31, 2013. The net operating loss for the fiscal year ended December 31, 2014 was made up of a loss from operations of $78,952 plus interest expense of $1,579. The loss of $1,833 for the year ended December 31, 2013 was for general and administrative expense.

Liquidity and Capital Resources

Working Capital

December 31, 2014
Current Assets	$48,215
Current Liabilities	$23,929
Working Capital	$24,286

Cash Flows

	For the twelve months ended December 31, 2014	(From inception June 18, 2013) to December 31, 2013
Cash used in Operating Activities	$(86,768)	$(500)
Cash provided by (used in) Investing Activities	$—	$—
Cash provided by Financing Activities	$120,550	$500
Increase in Cash	$33,782	$0

Cash Used In Operating Activities

Our net loss for the period ended December 31, 2014, was the main contributing factor for our negative operating cash flow. An increase in prepaid expense also contributed to the negative operating cash flow.

Cash from Financing Activities

As of December 31, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The accompanying annual financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2014, the Company has an accumulated deficit of $83,364. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Impact of Inflation

The business will have to absorb any inflationary increases on development costs in the short-term, with the expectation that it will be able to pass inflationary increases on costs on to customers through price increases on the release of these new/enhanced products into the market and hence management does not expect inflation to be a significant factor in our business.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.  Some of the critical accounting estimates are detailed below.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements.  Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made, and

●	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

The Company bases its estimates and judgments on our experience, our current knowledge, and our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: share-based compensation expense, income taxes, and derivative financial instruments.

Share-Based Compensation Expense.   The Company plans to calculate share-based compensation expense for option awards and warrant issuances ("Share-based Awards") based on the estimated grant/issue-date fair value using the Black-Scholes-Merton option pricing model ("Black-Sholes Model"), and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures.   The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards.  Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty.  In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Income Taxes. As part of the process of preparing our financial statements, the Company will be required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain.  In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities.  We determine the tax benefits more likely than not to be recognized with respect to uncertain tax positions.  Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions.  Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended December 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Management does not believe there would be a material effect on the accompanying financial statements had any other recently issued but not yet effective accounting standards been adopted in the current period.

Recent Events

Change in Controlling Shareholder

On April 4 2014, Richard Chiang, the founder and sole officer and director of the Company entered into a Share Purchase Agreement pursuant to which he sold 10,000,000 shares of the Company’s common stock to The Michael J. Rapport Trust (the “Trust”) for a purchase price of $40,000. Pursuant to the Share Purchase Agreement, the Trust became the sole shareholder of the Company, owning 100% of the issued and outstanding shares of the Company’s common stock. On October 9, 2014, the Trust agreed to the cancellation of 9,600,000 of the shares, and retained 400,000 shares.

Changes in Management

On May 4, 2014, immediately prior to the closing of the Share Purchase Agreement transaction, Mr. Chiang, acting as the sole shareholder of the Company, elected and appointed Michael J. Rapport and Evan Rapport to the Board of Directors of the Company. Immediately following the closing of the Share Purchase Agreement transaction, Mr. Chiang tendered his resignation as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. Michael J. Rapport, acting as a member of the Company’s Board of Directors, accepted Mr. Chiang’s resignation. The resignations were in connection with the consummation of the Share Purchase Agreement with the Trust, and were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Following Mr. Chiang’s resignations, Michael Rapport appointed himself as President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors of the Company. Michael Rapport also elected Evan Rapport, his son, as to serve as the Company’s Vice President.

Election of New Directors

On May 23, 2014, the Shareholders (the “Shareholders”) of the Company elected Richard Chiang, Mark Lamb, Roy Roberson, and Joe Ryan to serve as members of the Board, effective immediately. Members of the board are as follows:

NAME	AGE	POSITION
Michael J. Rapport	58	President/CEO and Director
Evan Rapport	28	Vice President and Director
Richard Chiang	44	Director
Mark Lamb	51	Director
Roy Roberson	53	Director
Joe Ryan	49	Director

In connection with their election to the Board, all directors will be granted a restricted stock award covering 1,000 shares of the Company’s common stock which will be vested over a period of one year.

Subsequent to the fiscal year ended December 31, 2014 Richard Chaing resigned from the board of directors.

Name Change

On April 15, 2014, the Board of Director and the Trust, acting as the sole stockholder of the Company, approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company from ALPINE 3 Inc. to Evans Brewing Company Inc. On that date, the Company filed a Certificate of Amendment (the “Amendment”) with the State of Delaware.

Off Balance Sheet Arrangements

As of December 31, 2014, the Company had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector.  These agreements are typically with business partners, and suppliers.  Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.  As a result, the estimated fair value of liabilities relating to these provisions is minimal.  Accordingly, we have no liabilities recorded for these provisions as of December 31, 2014 or December 31, 2013.

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits, claims, environmental actions or the actions of various regulatory agencies. We consult with counsel and other appropriate experts to assess the claim.  If, in our opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the U.S., an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements.

Effects of Inflation

During the periods for which financial information is presented, the Company’s business and operations have not been materially affected by inflation.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and footnotes thereto are set forth beginning on page F-1 of this Report.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of Independent Registered Public Accounting Firm.

On January 21, 2015, Company’s the board of directors (the "Board") dismissed Kenne Ruan, CPA, P.C. (“KR”) as the independent registered public accounting firm for the Company effective immediately.

Other than an explanatory paragraph included in the audit report of KR for the Company's fiscal year ended December 31, 2013, relating to the uncertainty of the Company's ability to continue as a going concern, the audit report of KR on the Company's financial statements for the fiscal year ended December 31, 2013, and through January 21, 2015, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's 2013 and 2014 fiscal year and through the date of this Current Report on Form 8-K, (1) there were no disagreements with KR on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KR, would have caused KR to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

(b) Engagement of New Independent Registered Public Accounting Firm.

On January 21, 2015, upon approval of the Company’s Board of Directors, the Company engaged Anton & Chia, LLP (“A&C”), as the Company's independent registered public accounting firm to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal year ended December 31, 2013, through January 21, 2015, neither the Company nor anyone acting on its behalf consulted with A&C regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by A&C on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with KR or a reportable event with respect to KR; (iii) the type of audit opinion that might be rendered on the Company’s financial statements, and none of the following was provided to the Company: (a) a written report, or (b) oral advice that A&C concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or (iv) Any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A.          CONTROLS AND PROCEDURES

1.           Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2014.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures are effective and were designed to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

2.           Changes in Internal Control Over Financial Reporting

During the most recent fiscal year, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

3.           Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

●	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on  the framework in "Internal Control—Integrated Framework" (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management determined that our disclosure controls and procedures are effective and designed to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

4.           Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Nevertheless, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects the fact that there are resource constraints, and the benefits of controls are considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.          OTHER INFORMATION

Not applicable.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoter and Control Persons

The table below lists all current officers and directors of the Company.  All officers serve at the discretion of the Board of Directors. The term of office of each of our directors expire at our next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

NAME	AGE	POSITION
Michael J. Rapport	58	President/CEO and Director
Evan Rapport	28	Vice President and Director
Kenneth C. Wiedrich	68	CFO
Richard Chiang	44	Director
Mark Lamb	51	Director
Roy Roberson	53	Director
Joe Ryan	49	Director

Subsequent to the year ended December 31, 2014 Richard Chiang resigned from the board of directors.

The business background descriptions of the director and officer are as follows:

Michael J Rapport, President/CEO and Director

Michael Rapport currently serves as the Chairman of the Board of Bayhawk Ales Inc., a position he has held since 2013. He also serves as President of Frontier Aluminum Corporation, an aluminum extruder company, since 1990. Additionally, Mr. Rapport is a Managing Partner of TresHermanos, LLC, and also holds a position as President of Evans Brewing Company. In 2011, Mr. Rapport and his son Evan Rapport started Evans Premium Lager, which has gained international attention, winning 15 awards for craft lagers. He received a B.A. degree in Psychology from Antioch West University in 1979.

Evan Rapport, Vice President and Director

Evan Rapport currently serves as the President of Bayhawk Ales Inc., a position he has held since 2013. He also serves as a Managing Partner of TresHermanos, LLC. Additionally, Mr. Rapport is the Vice President of Evans Brewing Company. In 2011, Mr. Rapport and his father, Michael Rapport started Evans Premium Lager.

Kenneth C. Wiedrich, CFO

Mr. Wiedrich is a Senior level Executive with extensive hands-on experience in management, operational accounting, reporting for public companies, finance functions and in dealing with Board of Directors, Banks, Attorneys, Audit firms and the SEC. He has been the CFO of a number of small public companies, some of which were start-up companies, which he helped through the start-up phase of their operation. He also has experience with government cost accounting methods and all related government acquisition regulations.

Richard Chiang, Director

Mr. Chiang is the founder and former Chief Executive Officer, Secretary, Treasurer and Director of the Company. Mr. Chiang is employed by Tech Associates, Inc., a financial advisory firm engaged in assisting emerging growth companies with capital markets consulting. From February 2010 to May 2012, he was employed by Redwood Capital, Inc., a financial advisory firm engaged in cross borders transactions in The People’s Republic of China, as a Managing Director of private equity. From January 2009 to January 2010, Mr. Chiang was employed as an Associate Partner of BayPeak LLC, a financial advisor engaged in cross borders transactions in The People’s Republic of China. From 2005 to 2009, he was an independent consultant specializing in corporate and securities consulting services for small and medium sized companies. Prior to that he was a licensed National Association of Securities Dealers (NASD) Series 7 registered representative and held senior executive positions at Bear, Stearns & Co., Inc, Cruttenden Roth, Inc and for Wedbush Morgan Securities, Inc. Mr. Chiang has held several securities licenses such as the Series 7, Series 24, Series 63, and the NASAA Uniform Investment Advisors Law Series 65 license and has extensive experience in several areas within the financial services industry such as securities trading, mergers and acquisitions, private wealth management, private equity and corporate finance. Mr. Chiang graduated from the University of California, Berkeley, The Haas School of Business.

Mark Lamb, Director

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

Roy Roberson, Director

Mr. Roberson P.E. is a professional engineer in the land development industry. He manages real estate development projects and has held senior management positions at several public and private businesses that serve the land development industry. He is a post-graduate of development, real estate, investment, finance and strategic planning and management of technical professionals from the University of California, Irvine. He received his BS from Texas A&M University, in civic engineering, in 1982. He became a registered civil engineer in the State of California in 1989. Roy is also a founding member of Bayhawk Ales since 1994 through 2013. He has extensive corporate start up experience in the Southern California region and has also accomplished many real estate projects that include homes, golf courses, schools, churches, hospitals, offices, bridges, tunnels, habitat restoration flood control, water supply as well as for corporate companies such as Space X and Virgin Galactic.

Joe Ryan, Director

Mr. Ryan is responsible for business development, sales, marketing, and account management at the company he founded, Graphic Industries, a print and interactive production company providing end-to-end solutions for the marketing and communications industry. Mr. Ryan also founded Accomplice, a brand packing, logo design, website merchandising design, apparel, social marketing firm that provides expertise to clients such as Verizon Wireless, Grand Canyon Brewing Company, Los Angeles Dodgers, Warner Brothers Entertainment, and Kawasaki. From 2000 to present, Mr. Ryan is a founding partner and current sole proprietor of The Academy of Fine Beers, where he co-created and developed as well as marketed the Josef BIERBITZCH Golden Pilsner, Wing Man American Lager, Birra Bella and Shenanigans Irish Lager. Ryan recently conceived of and developed a Brewer Series titled Hail to Rock, which Bayhawk Ales will produce.

There are no arrangements or understandings between our officers and directors and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Family Relationships

Michael J. Rapport is the father to Evan Rapport.

Other Directorships

Other than as indicated within this section none of the Company's directors hold or have been nominated to hold a directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act (the "Act") or subject to the requirements of Section 15(d) of the Securities Act of 1933 or any or any company registered as an investment company under the Investment Company Act of 1940.

Involvement In Certain Legal Proceedings

During the past five years, the Company's officers and directors have not been involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

None

Board Meetings and Committees; Annual Meeting Attendance

During the year ended December 31, 2014, the Company had 3 formal board meetings and conducted other business through Written Actions.

During the year ended December 31, 2013, the Company 1 formal Board meetings and conducted other business through Written Actions.

Indemnification

The General Corporation Law of Delaware provides that directors, officers, employees or agents of Delaware corporations are entitled, under certain circumstances, to be indemnified against expenses (including attorneys' fees) and other liabilities actually and reasonably incurred by them in connection with any suit brought against them in their capacity as a director, officer, employee or agent, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. This statute provides that directors, officers, employees and agents may also be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by them in connection with a derivative suit brought against them in their capacity as a director, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made without court approval if such person was adjudged liable to the corporation.

Our Certificate of Incorporation provides that we shall indemnify any and all persons whom we shall have power to indemnify to the fullest extent permitted by the Delaware Corporate Law. Article VII of our By-Laws provides that we shall indemnify our authorized representatives to the fullest extent permitted by the Delaware Law. Our By-Laws also permit us to purchase insurance on behalf of any such person against any liability asserted against such person and incurred by such person in any capacity, or out of such person's status as such, whether or not we would have the power to indemnify such person against such liability under the foregoing provision of the by-laws.

The foregoing discussion of indemnification merely summarizes certain aspects of indemnification provisions and is limited by reference to the above discussed sections of the Delaware Corporation Law.

The Company's Articles of Incorporation and Bylaws provide that the Company may indemnify to the full extent of its power to do so, all directors, officers, employees, and/or agents.  Insofar as indemnification by the Company for liabilities arising under the Securities Act may be permitted to officers and directors of the Company pursuant to the foregoing provisions or otherwise, the Company is aware that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11.          EXECUTIVE COMPENSATION.

Summary Compensation Table

The following tables lists the compensation of the Company's principal executive officers for the years ended December 31, 2014 and 2013.  The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.

The following tables sets forth all cash compensation paid by Evans Brewing Company, Inc. (Formerly ALPINE 3, Inc.), for the year ended December 31, 2014 and December 31, 2013.  The tables below sets forth the positions and compensations for each officer and director of Evans Brewing, Company, Inc.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Comp. ($)	Total ($)
Richard Chaing President/Chief Executive Officer	2013	$0	-	-	-	-	-	-	$0

Name and Principal Position	Year	Salary ($)	Bonus ($)	(1)Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Comp. ($)	Total ($)
Michael J. Rapport President/Chief Executive Officer	2014	$0	-	$100	-	-	-	-	$0

Evan Rapport, Vice President	2014	$0	-	$100	-	-	-	-	$0

Richard Chaing Director	2014	$0	-	$100	-	-	-	-	$0

Mark Lamb Director	2014	$0	-	$100	-	-	-	-	$0

Roy Roberson Director	2014	$0	-	$100	-	-	-	-	$0

Joe Ryan Director	2014	$0	-	$100	-	-	-	-	$0

Kenneth C. Wiedrich. CFO	2014	$0	-	-	-	-		-	$0

(1)	Stock award based on the award of 1,000 shares of common stock

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. On June 1, 2014 the board determined that members of the board will be granted a restricted stock award covering 1,000 shares of the Company’s common stock which will be vested over a period of one year. The 6,000 shares of restricted common shares were awarded to the six members of the board of directors (1,000 each) during the fiscal year ended December 31, 2014 and recorded as stock based compensation in the financial statements.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through to date.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during periods ending December 31, 2014 and December 31, 2013 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation Arrangements with Executive Management

There were no compensation contracts for any of the executives of the Company at the end of December 31, 2014. Members of the board of directors do have a contract to receive 1,000 shares of restricted common stock as compensation for board services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Securities Ownership Table

As of the date of this filing, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of the Company’s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock and non-qualified Company Options, Company Warrants, and convertible securities that are currently exercisable or convertible into shares of the Company's Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Company Options, Company Warrants, or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
The Michael J Rapport Trust 2480 Railroad Street Corona, CA 92880	Common Stock	401,000	92%
Tech Associates, Inc 75 Broadway St San Francisco, CA 94107	Common Stock	30,000	6.9%
Tech

Total			98.9%

(1)	Percentage of ownership is based on the issued and outstanding of the Common stock shares as of December 31, 2014

Under Rule 144 promulgated under the Securities Act, our officers, directors and beneficial shareholders may sell up to one percent (1%) of the total outstanding shares (or an amount of shares equal to the average weekly reported volume of trading during the four calendar weeks preceding the sale) every three months provided that (i) current public information is available about the Company, (ii) the shares have been fully paid for at least one year, (iii) the shares are sold in a broker’s transaction or through a market-maker, and (iv) the seller files a Form 144 with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities ("Reporting Persons"), to file reports with the Commission. The Company believes that during fiscal 2014, all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions

Michael Rapport, through The Michael J. Rapport Trust, is the majority shareholder of EBC. On October 9, 2014, the Trust agreed to the cancellation of 9,600,000 of the shares, and retained 400,000 shares. However, even following the cancellation of such shares, Mr. Rapport, through the Trust, will remain the only shareholder of EBC.

Michael Rapport is the father of Evan Rapport.

Director Independence

EBC is not required by any outside organization (such as a stock exchange or trading facility) to have independent directors.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Kenne Ruan, CPA, P.C. was the Company’s independent registered public accounting firm from inception through 2014, and through January 21, 2015. Set below are aggregate fees billed by Mr. Ruan for professional services rendered for the year ended December 31, 2014.

Audit Fees

The fees for the audit and review services billed and to be billed by Kenne Ruan CPA, P.C. for the period from January 1, 2014, to December 31, 2014 were $2,100 of which $1,300 are unpaid as of December 31, 2014.

The fees for the audit review services billed and to be billed by Anton & Chia, LLP (“A&C”), for the fiscal year ended December 31, 2013, through January 21, 2015, were $2,600.

Audit Related Fees

None

Tax Fees

There were no fees billed by Kenne Ruan, CPA, P.C. for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2014.

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(3). Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase and Share Exchange Agreement (included as Annex A to the proxy statement/registration statement forming part of this registration statement).

3.1	Certificate of Incorporation of Evans Brewing Company Inc. (incorporated by reference to Exhibit 3.1 to EBC’s Registration Statement on Form 10, filed July 3, 2013).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to EBC’s Registration Statement on Form 10, filed July 3, 2013).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.XSD	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

15(a)(1). Financial Statements.

The following financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

15(a)(2). Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS BREWING COMPANY INC.

Dated: April 9, 2015	By:	/s/ Michael J. Rapport
	Name:	Michael J. Rapport
	Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

	By:	/s/ Kenneth C. Wiedrich
	Name:	Kenneth C. Wiedrich
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Rapport	Chief Executive Officer, Chairman of the Board	April 9, 2015
Michael J. Rapport

/s/ Evan Rapport	Vice President	April 9, 2015
Evan Rapport

/s/ Mark Lamb	Director	April 9, 2015
Mark Lamb

/s/ Roy Roberson	Director	April 9, 2015
Roy Roberson

/s/ Joseph Ryan	Director	April 9, 2015
Joseph Ryan

EVANS BREWING COMPANY INC.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Evans Brewing Company, Inc.

2000 Main Street

Irvine, CA 92614

We have audited the accompanying balance sheet of Evans Brewing Company, Inc. (Formerly Alpine 3, Inc.) (the "Company") as of December 31, 2014, and their related statement of operations, changes in stockholders' deficit and statement of cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2013, were audited by other auditors, whose report, dated February 7, 2014, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Newport Beach, CA

April 9, 2015

EVANS BREWING COMPANY, INC.

(Formerly ALPINE 3, INC.)

BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$33,782	$-
Prepaid expense	14,433	-
Total Assets	$48,215	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	4,350	1,333
Accrued expense	1,579	-
Notes payable to related party	18,000	500
Total Current Liabilities	23,929	1,833

Long Term Liabilities
Convertible notes payable to related party	100,000	-
Total Liabilities	123,929	1,833

Stockholders' Deficit
Preferred Stock, authorized 5,000,000 shares, series A, $0.001 par value,0 issued and outstanding as of December 30, 2014 and 0 issued and outstanding as of December 31, 2013 respectively	-	-
Common Stock, authorized 100,000,000 shares, $0.0001 par value,436,000 issued and outstanding as of December 31, 2014 and 10,000,000 shares issued and outstanding as of December 31, 2013, respectively	44	1,000
Additional Paid in Capital	7,606	-
Accumulated Deficit	(83,364)	(2,833)
Total Stockholders' Deficit	(75,714)	(1,833)
Total Liabilities and Stockholders' Deficit	$48,215	$-

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

(Formerly ALPINE 3, INC.)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2014	(From inception June 18, 2013) to December 31, 2013

NET REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-

COSTS AND EXPENSES
Professional services	72,885	-
Stock based compensation	3,600	-
General and administrative expense	2,467	2,833
Total Operating Expenses	78,952	2,833

Loss from continuing operations	(78,952)	(2,833)

Other Expense
Interest expense	(1,579)	-
Total other expenses	(1,579)	-

Net loss before income taxes	(80,531)	(2,833)

Income taxes	-	-
Net Loss	$(80,531)	$(2,833)

Earnings loss per share;
Basic	$(0.01)	$(0..000)

Weighted average number of shares outstanding	7,379,627	10,000,000

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

(Formerly ALPINE 3, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the period from inception (June 18, 2013) to December 31, 2014

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 18, 2013	-	-	-	-	-
Stock issued for services	10,000,000	$1,000	$-	$-	$1,000

Net loss for the period from June 13, 2013 to December 31, 2013	-	-	-	(2,833)	(2,833)
Balance, December 31,2013	10,000,000	1,000	-	(2,833)	(1,833)

Shareholder’s contribution	-	-	3,050	-	3,050
Stock cancellation	(9,600,000)	(960)	960		-
Stock issued for services	36,000	4	3,596	-	3,600
Net loss for period ending December 31, 2014	-	-	-	(80,531)	(80,531)
Balance, December 31, 2014	436,000	$44	$7,606	$(83,364)	$(75,714)

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

(Formerly ALPINE 3, INC.)

STATEMENTS OF CASH FLOWS

		(From inception
	For the Year Ended	June 18, 2013) to
	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities:
Net Loss	$(80,531)	$(2,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	3.600	1,000
Shareholders’ services contribution	3,050	-
Depreciation and amortization	-	-
Changes in Operating Assets and Liabilities:
Increase in prepaid expense	(14,433)	-
Increase in accrued expenses	4,596	1,333
Net Cash Used by Operating Activities	(83,718)	(500)

Cash Flows from Financing Activities:
Proceeds from convertible note payable – related party	100,000	-
Proceeds from loan payable- related party	17,500	500
Net Cash Provided by Financing Activities	117,500	500

Net Increase in Cash	33,782	-
Cash at Beginning of Period	-	-
Cash at End of Period	$33,782	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	3,600	1,000
Shareholders’ non cash distribution	3,050	-

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

(Formerly ALPINE 3, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 AND DECEMBER 31, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Evans Brewing Company, Inc. (formerly ALPINE 3 Inc.) was incorporated under the laws of the State of Delaware on June 18, 2013. Alpine 3 Inc. was set up to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. ALPINE 3 did not undertake any effort to cause a market to develop in its securities, either debt or equity, before it successfully concluded a business combination. On April 4, 2014 The Michael J. Rapport Trust purchased 10,000,000 which was all of the outstanding shares of Alpine 3, Inc. and changed the name to Evans Brewing Company Inc. (EBC) on May 29, 2014. On October 9, 2014 the “Trust” agreed to the cancellation of 9,600,000 of the shares of common stock that it had acquired and retained 400,000 shares of common stock. Since inception, EBC has been in the developmental stage and has conducted virtually no business operations other than exploring the acquisition of the Bayhawk brands and related assets.

Bayhawk and EBC entered into the Agreement on October 15, 2014, subject to receiving approval of the Bayhawk shareholders. Assuming that the approval of the Bayhawk shareholders is obtained, pursuant to the Agreement, Bayhawk will sell to EBC, and EBC will purchase from Bayhawk all of the assets of Bayhawk, including but not limited to: (A) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Bayhawk Ales label (as defined in the Agreement and discussed in more detail below); and (B) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Evans Brands (as defined in the Agreement and discussed in more detail below); and(C) 100% of the stock in Evans Brewing CO (CA) which has the brewers license at City Brewery in Lacrosse, WI (where all of the EBC brands will be brewed) (collectively, the “Transferred Assets”).

NOTE 2 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $83,364. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of accounting policies for Evans Brewing Company, Inc. is presented to assist in understanding the Company’s financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting) and have been consistently applied in the preparation of the financial statements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for allowances for bad debts, collectability of accounts receivable, amounts due to service providers, depreciation and litigation contingencies, among others.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no any cash equivalents as of December 31, 2014 and 2013.

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities; The Company values it’s available for sale securities using Level 1.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

Basic Loss Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

The Company has no dilutive debt instruments.

New Authoritative Accounting Guidance

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

The Company early adopted ASU 2014-10 during the year ended December 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

The Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-15 on August 27, 2014, providing guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about [the] entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - NOTES PAYABLE- RELATED PARTY

On July 21, 2014, Michael J. Rapport the Chief Executive Officer, sole director and controlling shareholder of the Company, advanced the Company a $100,000 a long term unsecured loan with a 1.5% interest rate per annum, due no later than July 21, 2017. The loan is convertible into common shares of the Company at any time after the second year’s anniversary at a price based upon either: a) The price of its most recent private placement offering, closest to the time of conversion, b) If publicly-traded, then the bid price of its common stock on the closing day of the conversion. As at December 31, 2014, the Company accrued $670 of interest which is included in accounts payable and accrued liabilities. All interest is due no later than July 21, 2017.

Michael J. Rapport also advanced the Company $10,000 on April 21, 2014 and $8,000 on June 13, 2014. Both payments are secured by an 8% interest bearing note that is due on April 21, 2015 and June 13, 2015 respectively. The Company accrued $353 of interest on the note $8,000 and $556 of interest on the note $10,000 which are both included in accounts payable and accrued expenses. All interest on the $10,000 note is due as of April 21, 2015 and all interest on the $8,000 note is due on June 13, 2015.

Accrued Interest

As of the year ended December 31, 2014, the Company has accrued an interest balance of $1,579 on the three notes due Mr. Rapport. As of December 31, 2013, the Company had an accrued interest balance of $0 pertaining to the outstanding note to related party.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, the Company incurred $20,255 for advisory services and SEC filing services, that were paid to Tech Associates, Inc., a company controlled by Richard Chiang, a director of the Company. The Company also compensated Tech Associates, Inc. with 30,000 shares of common stock during the year ended December 31, 2014. Tech Associates, Inc. incurred $2,833 for advisory services in the fiscal year ended December 31, 2013.

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

Preferred Stock - The Company is authorized to issue 5,000,000 shares of $.001 par value preferred stock. As of December 31, 2014, and December 31, 2013, no shares of preferred stock had been issued.

Common Stock

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of December 31, 2014, and December 31, 2013, 436,000 and 10,000,000 shares were issued and outstanding, respectively.

Upon formation of the Company on June 18, 2013, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $3,050 in 2014 to the Company, which are recorded as additional paid-in capital.

On April 4 2014, the founding shareholder entered into a Share Purchase Agreement pursuant to which he sold an aggregate of 10,000,000 shares of EBC’s common stock to The Michael J. Rapport Trust (the “Trust”) for a purchase price of $40,000. Pursuant to the Share Purchase Agreement, The Trust became the sole shareholder of EBC, owning 100% of the issued and outstanding shares of EBC’s common stock.

On September 22, 2014, the Company cancelled 9,600,000 shares of common stock for no consideration. On September 23, 2014, the Company issued 6,000 shares of common stock to directors of the Company for services valued at $600 ($0.10 per share). On September 23, 2014, the Company issued 30,000 shares of common stock for services to Tech Associates Inc., a company controlled by Richard Chiang, a director of the Company, valued at $3,000 ($0.10 per share).

NOTE 7 - SUBSEQUENT EVENT

Pursuant to a share exchange agreement entered in to by Bayhawk and Evans Brewing Company (EBC) on October 15, 2014, EBC filed a copy of the Asset Purchase Agreement as an annex to a combination registration statement and proxy statement on Form S-4 (the “Registration Statement”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on January 30, 2015. In the Asset Purchase Agreement, EBC agreed to purchase from Bayhawk, and Bayhawk agreed to sell to EBC, substantially all of the assets of Bayhawk as well as its liabilities (the “Asset Purchase Transaction”), conditioned on receiving approval of a majority of the independent shareholders of Bayhawk. In connection with the Asset Purchase Transaction, EBC agreed to make the Exchange Offer to the shareholders of Bayhawk. The Company anticipates that the merger will be concluded during the month of April, 2015.

On February 19, 2015, Richard Chiang resigned as a director of Evans Brewing Company Inc (“EBC”), effective immediately. In a letter dated February 19, 2015, Mr. Chiang indicated that he no longer desired to serve on the Board of Directors of EBC, and tendered his resignation. The letter did not indicate any disagreement with EBC. The Board of Directors accepted Mr. Chiang’s resignation. Also on February 19, 2015, Mr. Chiang, in correspondence to the Board of Directors of EBC, indicated his intention to terminate the Advisory Agreement, effective February 28, 2015.

