Form 10-Q
period 2015-03-31
Evans Brewing Co Inc.
filed 2015-05-18
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☑
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

The number of shares of the Registrant’s common stock outstanding as of April 27, 2015, was 436,000.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVANS BREWING COMPANY, INC

(Unaudited)

EVANS BREWING COMPANY, INC.

(Formerly ALPINE 3, INC.)

BALANCE SHEETS

	March 31,	Dec 31,
	2015	2014
ASSETS
Current Assets
Cash	$16,069	$33,782
Prepaid expense	4,862	14,433
Total Assets	$20,931	$48,215

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	1,512	4,350
Accrued expense	2,304	1,579
Notes payable to related party	18,000	18,000
Total Current Liabilities	21,816	23,929

Long Term Liabilities
Convertible notes payable to related party	100,000	100,000
Total Liabilities	121,816	123,929

Stockholders' Deficit
Preferred Stock, authorized 5,000,000 shares, series A, $0.001 par value,0 issued and outstanding as of March 31, 2015 and 0 issued and outstanding as of December 31, 2014 respectively	-	-
Common Stock, authorized 100,000,000 shares, $0.0001 par value,436,000 issued and outstanding as of March 31, 2015 and 436,000 shares issued and outstanding as of December 31, 2014, respectively	44	44
Additional Paid in Capital	7,606	7,606
Accumulated Deficit	(108,535)	(83,364)
Total Stockholders' Deficit	(100,885)	(75,714)
Total Liabilities and Stockholders' Deficit	$20,931	$48,215

The accompanying notes are an integral part of these financial statements

EVANS BREWING COMPANY, INC

(Formerly ALPINE 3, INC.)

STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

NET REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-

COSTS AND EXPENSES
Professional services	16,446	-
General and administrative expense	8,000	1,217
Total Operating Expenses	24,446	1,217

Loss from continuing operations	(24,446)	(1,217)

Other Expense
Interest expense	(725)	-
Total other expense	(725)	-

Net loss before income taxes	(25,171)	(1,217)

Income taxes	-	-
Net Loss	$(25,171)	$(1,217)

Earnings loss per share;
Basic	$(0.06)	$(0.000)

Weighted average number of shares outstanding	436,000	10,000,000

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

(Formerly ALPINE 3, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the period from inception (June 18, 2013) to March 31, 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 18, 2013	-	-	-	-	-
Stock issued for services	10,000,000	$1,000	$-	$-	$1,000

Net loss for the period from June 13, 2013 to December 31, 2013	-	-	-	(2,833)	(2,833)
Balance, December 31,2013	10,000,000	1,000	-	(2,833)	(1,833)
Shareholder’s contribution	-	-	3,050	-	3,050
Stock cancellation	(9,600,000)	(960)	960	-	-
Stock issued for services	36,000	4	3,596	-	3,600
Net loss for period ending December 31, 2014	-	-	-	(80,531)	(80,531)
	436,000	$44	$7,606	$(83,364)	(75,714)

Net loss	-	-	-	(25,171)	(25,171)
Balance, March 31, 2015	436,000	$44	$7,606	$(108,535)	$(100,885)

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

(Formerly ALPINE 3, INC.)

STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net Loss	$(25,171)	$(1,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Decrease in prepaid expense	9,571	-
Increase (decrease) in accounts payable and accrued expenses	(2,113)	1,217
Net Cash Used by Operating Activities	(17,713)	-

Net Decrease in Cash	(17,713)	-
Cash at Beginning of Period	33,782	-
Cash at End of Period	$16,069	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

(Formerly ALPINE 3, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Evans Brewing Company, Inc. (formerly ALPINE 3 Inc.) was incorporated under the laws of the State of Delaware on June 18, 2013. Alpine 3 Inc. was set up to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. ALPINE 3 did not undertake any effort to cause a market to develop in its securities, either debt or equity, before it successfully concluded a business combination. On April 4, 2014 The Michael J. Rapport Trust purchased 10,000,000 which was all of the outstanding shares of Alpine 3, Inc. and changed the name to Evans Brewing Company Inc. (EBC) on May 29, 2014. On October 9, 2014 the “Trust” agreed to the cancellation of 9,600,000 of the shares of common stock that it had acquired and retained 400,000 shares of common stock. Since inception, EBC has conducted virtually no business operations other than exploring the acquisition of the Bayhawk brands and related assets.

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

NOTE 2 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $108,535. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of March 31, 2015 and December 31, 2014.

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

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

Basic Loss Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

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

NOTE 4 - NOTES PAYABLE- RELATED PARTY

On July 21, 2014, Michael J. Rapport the Chief Executive Officer, sole director and controlling shareholder of the Company, advanced the Company a $100,000 long term unsecured loan with a 1.5% interest rate per annum, due no later than July 21, 2017. The loan is convertible into common shares of the Company at any time after the second year’s anniversary at a price based upon either: a) The price of its most recent private placement offering, closest to the time of conversion, b) If publicly-traded, then the bid price of its common stock on the closing day of the conversion. For the quarter ended March 31, 2015, the Company accrued $370 of interest on this note. For the year ended December 31, 2014, the Company accrued $670 on this same note, which brings the total interest accrued on the note to $1,040 as of March 31, 2015. The accrued amount is included in accounts payable and accrued liabilities on the balance sheet. All interest is due no later than July 21, 2017.

Michael J. Rapport also advanced the Company $10,000 on April 21, 2014 and $8,000 on June 13, 2014. Both payments are secured by an 8% interest bearing note that is due on April 21, 2015 and June 13, 2015 respectively. For the quarter ended March 31, 2015 the Company accrued a total of $355 interest for the two notes. For December 31, 2014, the Company accrued $909 of interest on the two notes. The total interest accrued on the two notes as of March 31, 2015 is $1,264 which is included in accounts payable and accrued liabilities on the balance sheet.

Accrued Interest

For the quarter ended March 31, 2015, the Company accrued interest of $725 on the three notes due to Mr. Rapport. For the year ended December 31, 2014, the Company accrued interest of $1,579 pertaining to the same notes due to Mr. Rapport. The total interest accrued for the three notes is $2,304 as of the quarter ended March 31, 2015.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2014 the Company did not complete any related party transactions.

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

Preferred Stock - The Company is authorized to issue 5,000,000 shares of $.001 par value preferred stock. As of March 31, 2015, and December 31, 2014, no shares of preferred stock had been issued.

Common Stock

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of March 31, 2015, there were 436,000 shares issued and outstanding and as of December 31, 2014, there were 436,000 - shares issued and outstanding.

Upon formation of the Company on June 18, 2013, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $3,050 in 2014 to the Company, which was recorded as additional paid-in capital.

On April 4, 2014, the founding shareholder entered into a Share Purchase Agreement pursuant to which he sold an aggregate of 10,000,000 shares of EBC’s common stock to The Michael J. Rapport Trust (the “Trust”) for a purchase price of $40,000. Pursuant to the Share Purchase Agreement, The Trust became the sole shareholder of EBC, owning 100% of the issued and outstanding shares of EBC’s common stock.

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

The Company has had no changes to the authorized or to the issued and outstanding shares of common or preferred shares during the quarter ended March 31, 2015.

NOTE 7 - SUBSEQUENT EVENT

Pursuant to a share exchange agreement entered into by Bayhawk and Evans Brewing Company (EBC) on October 15, 2014, EBC filed a copy of the Asset Purchase Agreement as an annex to a combination registration statement and proxy statement on Form S-4 (the “Registration Statement”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on January 30, 2015. In the Asset Purchase Agreement, EBC agreed to purchase from Bayhawk, and Bayhawk agreed to sell to EBC, substantially all of the assets of Bayhawk as well as its liabilities (the “Asset Purchase Transaction”), conditioned on receiving approval of a majority of the independent shareholders of Bayhawk. In connection with the Asset Purchase Transaction, EBC agreed to make the Exchange Offer to the shareholders of Bayhawk. The Company anticipates that the merger will be concluded during the month of May, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report.

Forward-Looking Statements

This Report contains forward-looking statements that relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Report. Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar words or expressions that, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements in an effort to conform these statements to actual results.

Business History of Company

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

Immediately following the closing of the Share Purchase Agreement transaction, Mr. Chiang tendered his resignation as EBC’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. Michael J. Rapport, acting as a member of the Registrant’s Board of Directors, accepted Mr. Chiang’s resignation. The resignations were in connection with the consummation of the Share Purchase Agreement with the Trust, and were not the result of any disagreement with EBC on any matter relating to EBC’s operations, policies, or practices. Following Mr. Chiang’s resignations, Michael Rapport appointed himself as President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors of EBC. Michael Rapport also appointed Evan Rapport to serve as EBC's Vice President. Biographical Information for Michael J. Rapport and for Evan Rapport is included below. Michael Rapport is the father of Evan Rapport.

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

Results of Operations for the three months ended March 31, 2015 and the three months ended March 31, 2014

Our operating results are summarized as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Revenue	$-	$-
Cost of sales	$-	$-
Operating expenses	$24,446	$1,217
Other expenses	$(725)	$-
Net loss	$(25,171)	$(1,217)

Revenues

During the quarter ended March 31, 2015 and for the quarter ended March 31, 2014, the Company did not have sales.

Operating Expenses

The operating expenses for the quarter ended March 31, 2015, were $24,446 mostly made up of professional fees of $16,446 for legal, accounting and audit fees related to our reporting requirements as a public company and advertising cost of $8,000. For the quarter ended March 31, 2014, operating expenses were $1,217.

Interest Expense:

Interest expense for the quarter ended March 31, 2015, was $725, compared to $0 for the quarter ended March 31, 2014. The interest expense of $725 is comprised of accrued interest on several notes held by a related party.

Net Loss:

Net loss from operations for the quarter ended March 31, 2015, is $25,171 compared to a loss of $1,217 for the quarter ended March 31, 2014. The net operating loss for the quarter ended March 31, 2015 was made up of a loss from operations of $24,446 plus interest expense of $725. The loss of $1,217 for the quarter ended March 31, 2014 was for general and administrative expense.

Liquidity and Capital Resources

Working Capital

	March 31, 2015	December 31, 2014
Current Assets	$20,931	$48,215
Current Liabilities	$21,816	$23,929
Working Capital (Deficit)	$(885)	$24,286

Cash Flows

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Cash used in Operating Activities	$(17,713)	$-
Cash provided by Investing Activities	$-	$-
Cash provided by Financing Activities	$-	$-
Decrease in Cash	$17,713	$0

Cash Used In Operating Activities

Our net loss for the period ended March 31, 2015, was the main contributing factor for our negative operating cash flow.

Cash from Financing Activities

As of March 31, 2015, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The accompanying annual financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2015, the Company has an accumulated deficit of $108,535. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Impact of Inflation

The business will have to absorb any inflationary increases on development costs in the short-term, with the expectation that it will be able to pass inflationary increases on costs on to customers through price increases hence management does not expect inflation to be a significant factor in our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, and as discussed in greater detail below, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, disclosure controls and procedures were effective:

●	to give reasonable assurance that the information required to be disclosed in reports that are file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

●	to ensure that information required to be disclosed in the reports that are file or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our CEO and our Treasurer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There are no changes in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the Quarter ended March 31, 2015 the Company had no sales of securities.

During the Year ended December 31, 2014, based on Share Purchase Agreement, The Michael J. Rapport Trust purchased the 10,000,000 outstanding shares of Evan Brewing Company, Inc. (EBC) Stock for the price of $40,000. The Trust became the sole shareholder of EBC, owning 100% of the issued and outstanding shares of EBC’s common stock.

During the year ended December 31, 2014, the Company cancelled 9,600,000 shares of common stock for no consideration. During the year ended December 31, 2014, the Company issued 6,000 shares of common stock to directors of the Company for services valued at $600 ($0.10 per share). During the year ended December 31, 2014, the Company issued 30,000 shares of common stock for services to Tech Associates Inc., a company controlled by Richard Chiang, a director of the Company, valued at $3,000 ($0.10 per share).

ITEM 3. DEFAULTS UPON SENIOR DEBT

None

ITEM 4. [Removed and Reserved]

None

ITEM 5. OTHER INFORMATION

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

PART III

ITEM 1. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase and Share Exchange Agreement (included as Annex A to the proxy statement/registration statement forming part of this registration statement).

3.1	Certificate of Incorporation of Evans Brewing Company Inc. (incorporated by reference to Exhibit 3.1 to EBC’s Registration Statement on Form 10, filed July 3, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation, dated April 15, 2014 (incorporated by reference to Exhibit 3.3 to EBC’s Current Report on Form 8-K filed April 22, 2014).

3.3	By-Laws of EBC (incorporated by reference to Exhibit 3.2 to EBC’s Registration Statement on Form 10, filed July 3, 2013).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to EBC’s Registration Statement on Form 10, filed July 3, 2013).

10.1	Brand Manager Agreement between EBC and Prestige Imports LLC, dated July 30, 2014.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS BREWING COMPANY INC.

Dated: May 15, 2015	By:	/s/ Michael J. Rapport
	Name:	Michael J. Rapport
	Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

	By:	/s/ Kenneth C. Wiedrich
	Name:	Kenneth C. Wiedrich
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Rapport	Chief Executive Officer, Chairman of the Board	May 15, 2015
Michael J. Rapport

/s/ Evan Rapport	Vice President	May 15, 2015
Evan Rapport

/s/ Mark Lamb	Director	May 15, 2015
Mark Lamb

/s/ Roy Roberson	Director	May 15, 2015
Roy Roberson

/s/ Joseph Ryan	Director	May 15, 2015
Joseph Ryan

