Form 10-K/A
period 2014-12-31
Evans Brewing Co Inc.
filed 2015-06-17
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

AMENDMENT NO. 1

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

Explanatory Note: This Amendment No. 1 to the Annual Report on Form 10-K of Evans Brewing Company Inc. (the “Company”) is filed to provide information relating to management’s assessment of the Company’s internal controls over financial reporting, and to include the audit report for the financial statements of the Company for the year ended December 31, 2013, both of which were omitted from the original filing of the report. The Company has not updated or changed any other sections of this report.

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

Based on this evaluation, our management determined that our internal controls over financial reporting were effective as of December 31, 2014, and designed to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

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

EVANS BREWING COMPANY INC.

Dated: June 16, 2015	By:	/s/ Michael J. Rapport
	Name:	Michael J. Rapport
	Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

	By:	/s/ Kenneth C. Wiedrich
	Name:	Kenneth C. Wiedrich
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Rapport	Chief Executive Officer, Chairman of the Board	June 16, 2015
Michael J. Rapport

/s/ Evan Rapport	Vice President	June 16, 2015
Evan Rapport

/s/ Mark Lamb	Director	June 16, 2015
Mark Lamb

/s/ Roy Roberson	Director	June 16, 2015
Roy Roberson

/s/ Joseph Ryan	Director	June 16, 2015
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

/s/ Kenne Ruan, CPA, P.C.
Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut

February 7, 2014

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

