Form 10-Q
period 2015-06-30
Evans Brewing Co Inc.
filed 2015-08-12
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

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

The number of shares of the Registrant’s common stock outstanding as of August 5, 2015, was 436,000.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVANS BREWING COMPANY INC

(Unaudited)

EVANS BREWING COMPANY INC.

(Formerly ALPINE 3, INC.)

BALANCE SHEETS

	June 30,	Dec 31,
	2015	2014
ASSETS
Current Assets
Cash	$2,195	$33,782
Prepaid expense	300	14,433
Total Assets	$2,495	$48,215

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	28,660	4,350
Accrued expense	3,160	1,579
Notes payable to related party	38,000	18,000
Total Current Liabilities	69,820	23,929

Long Term Liabilities
Convertible notes payable to related party	100,000	100,000
Total Liabilities	169,820	123,929

Stockholders' Deficit
Preferred Stock, authorized 5,000,000 shares, $0.0001 par value, 0 issued and outstanding as of June 30, 2015 and 0 issued and outstanding as of December 31, 2014 respectively	-	-
Common Stock, authorized 100,000,000 shares, $0.0001 par value, 436,000 issued and outstanding as of June 30, 2015 and 436,000 shares issued and outstanding as of December 31, 2014, respectively	44	44
Additional Paid in Capital	7,606	7,606
Accumulated Deficit	(174,975)	(83,364)
Total Stockholders' Deficit	(167,325)	(75,714)
Total Liabilities and Stockholders' Deficit	$2,495	$48,215

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY INC

(Formerly ALPINE 3, INC.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

NET REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

COSTS AND EXPENSES
Professional services	64,883	13,543	81,329	13,543
General and administrative expense	701	1,750	8,701	2,967
Total Operating Expenses	65,584	15,293	90,030	16,510

Loss from continuing operations	(65,584)	(15,293)	(90,030)	(16,510)

Other Expense
Interest expense	(856)	-	(1,581)	-
Total other expense	(856)	-	(1,581)	-

Net loss before income taxes	(66,440)	(15,293)	(91,611)	(16,510)

Income taxes			-	-
Net Loss	$(66,440)	$(15,293)	$(91,611)	$(16,510)

Loss per share; Basic & Diluted
Basic	$(0.15)	$(0.002)	$(0.21)	$(0.002)

Weighted average number of shares outstanding	436,000	10,000,000	436,000	10,000,000

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY INC

(Formerly ALPINE 3, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the period from inception (June 18, 2013) to June 30, 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 18, 2013	-	-	-	-	-
Stock issued for services	10,000,000	$1,000	$-	$-	$1,000

Net loss for the period from June 13, 2013 to December 31, 2013	-	-	-	(2,833)	(2,833)
Balance, December 31, 2013	10,000,000	1,000	-	(2,833)	(1,833)
Shareholder’s contribution	-	-	3,050	-	3,050
Stock cancellation	(9,600,000)	(960)	960	-	-
Stock issued for services	36,000	4	3,596	-	3,600
Net loss for period ending December 31, 2014	-	-	-	(80,531)	(80,531)
	436,000	$44	$7,606	$(83,364)	(75,714)

Net loss for period ending June 30, 2015	-	-	-	(91,611)	(91,611)
Balance, June 30, 2015	436,000	$44	$7,606	$(174,975)	$(167,325)

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

(Formerly ALPINE 3, INC.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities:
Net Loss	$(91,611)	$(16,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Decrease in prepaid expense	14,133	-
Increase (decrease) in accounts payable and accrued expenses	25,891	(1,490)
Net Cash Used by Operating Activities	(51,587)	(18,000)

Cash Flows from Financing Activities:
Proceeds from loan payable- related party	20,000	18,000
Net Cash Provided by Financing Activities	20,000	20,000

Net Decrease in Cash	(31,587)	-
Cash at Beginning of Period	33,782	-
Cash at End of Period	$2,195	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY INC

(Formerly ALPINE 3 INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015, AND DECEMBER 31, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Evans Brewing Company Inc. (formerly ALPINE 3 Inc.) (“EBC” or the “Company”) was incorporated under the laws of the State of Delaware on June 18, 2013. Alpine 3 Inc. was set up to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business. Alpine 3 did not undertake any effort to cause a market to develop in its securities, either debt or equity, before it successfully concluded a business combination. On April 4, 2014, The Michael J. Rapport Trust (the “Trust”) purchased 10,000,000 shares of common stock, which was all of the outstanding shares of Alpine 3, from the founder of Alpine 3 and changed the name to Evans Brewing Company Inc. on May 29, 2014. On October 9, 2014, the Trust agreed to the cancellation of 9,600,000 of the shares of common stock that it had acquired and retained 400,000 shares of common stock. Since inception, the Company has conducted virtually no business operations other than exploring the acquisition of the brands and related assets owned by Bayhawk Ales, Inc., a Delaware corporation (“Bayhawk”).

On October 15, 2014, Bayhawk and the Company entered into an Asset Purchase and Share Exchange Agreement (the “Agreement”) on October 15, 2014, subject to receiving approval of the independent Bayhawk shareholders who vote on the transaction. Assuming that the approval of the independent Bayhawk shareholders is obtained, pursuant to the Agreement, Bayhawk will sell to EBC, and EBC will purchase from Bayhawk all of the assets of Bayhawk, including but not limited to: (A) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Bayhawk Ales label (as defined in the Agreement and discussed in more detail below); and (B) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Evans Brands (as defined in the Agreement and discussed in more detail below); and (C) 100% of the stock in Evans Brewing CO (CA) (“Evans Brewing California”) which has the brewers license at City Brewery in Lacrosse, WI (where all of the EBC brands will be brewed) (collectively, the “Transferred Assets”). Following the closing of the voting period, if the independent Bayhawk shareholders approve the Asset Purchase transaction, EBC will offer to exchange shares of EBC common stock for shares of Bayhawk common stock, on a one-for-one basis (the “Exchange Offer”). There is no minimum number of shares of Bayhawk common stock that must be tendered for the Exchange Offer to close.

NOTE 2 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $174,975. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of June 30, 2015, and December 31, 2014.

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

New Authoritative Accounting Guidance

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted.

The Company early adopted ASU 2014-10 during the year ended December 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

The FASB issued ASU 2014-15 on August 27, 2014, providing guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about [the] entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - NOTES PAYABLE- RELATED PARTY

On July 21, 2014, Michael J. Rapport, the Chief Executive Officer, sole director and controlling shareholder of the Company, advanced the Company a $100,000 long term unsecured loan with a 1.5% interest rate per annum, due no later than July 21, 2017. The loan is convertible into common shares of the Company at any time after the second year’s anniversary at a price based upon either: a) The price of its most recent private placement offering, closest to the time of conversion, b) If publicly-traded, then the closing bid price of its common stock on the day of the conversion. For the period ended June 30, 2015, the Company accrued $744 of interest on this note. For the year ended December 31, 2014, the Company accrued $670 on this same note, which brings the total interest accrued on the note to $1,414 as of June 30, 2015. The accrued amount is included in accounts payable and accrued liabilities on the balance sheet. All interest is due no later than July 21, 2017.

Michael J. Rapport also advanced the Company $10,000 on April 21, 2014, $8,000 on June 13, 2014, and $20,000 on June 2, 2015. All of these payments are secured by 8% interest bearing notes that are due on April 21, 2015, June 13, 2015, and June 2, 2016, respectively. For the period ended June 30, 2015, the Company accrued a total of $837 interest for the three notes. For December 31, 2014, the Company accrued $909 of interest on the two notes. The total interest accrued on the three notes as of June 30, 2015, is $1,746 which is included in accounts payable and accrued liabilities on the balance sheet.

The notes that matured and became past due on April 21, 2015, and June 13, 2015, are scheduled to be paid by the end of the fiscal year with proceeds from expected earnings.

Accrued Interest

For the Period ended June 30, 2015, the Company accrued interest of $1,581 on the four notes due to Mr. Rapport. For the year ended December 31, 2014, the Company accrued interest of $1,579 pertaining to the same notes due to Mr. Rapport. The total interest accrued for the four notes is $3,160 as of the quarter ended June 30, 2015.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2015, the Company received $20,000 from an advance from Michael Rapport of which the details are included in Notes Payable- Related Party reported above.

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

Preferred Stock - The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2015, and December 31, 2014, no shares of preferred stock had been issued.

Common Stock

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2015, there were 436,000 shares issued and outstanding and as of December 31, 2014, there were 436,000 shares issued and outstanding.

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

On September 22, 2014, the Company cancelled 9,600,000 shares of common stock for no consideration. On September 23, 2014, the Company issued 6,000 shares of common stock to directors of the Company for services valued at $600 ($0.10 per share). On September 23, 2014, the Company issued 30,000 shares of common stock for services to Tech Associates Inc., a company controlled by Richard Chiang, then a director of the Company, valued at $3,000 ($0.10 per share).

The Company has had no changes to the authorized or to the issued and outstanding shares of common or preferred shares during the period ended June 30, 2015.

NOTE 7 - SUBSEQUENT EVENT

Pursuant to the Asset Purchase and Share Exchange Agreement (the “Agreement”) entered into by Bayhawk and EBC on October 15, 2014, EBC filed a combination registration statement and proxy statement on Form S-4 (the “Registration Statement”), with the U.S. Securities and Exchange Commission (the “Commission”) on January 30, 2015. The Agreement was filed as an annex to registration statement. In the Asset Purchase Agreement, EBC agreed to purchase from Bayhawk, and Bayhawk agreed to sell to EBC, substantially all of the assets of Bayhawk as well as its liabilities (the “Asset Purchase Transaction”), conditioned on receiving approval of a majority of the independent shareholders of Bayhawk who vote on the transaction. In connection with the Asset Purchase Transaction, EBC agreed to make the Exchange Offer to the shareholders of Bayhawk.

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

Pursuant to negotiations between EBC’s management and the management of Bayhawk Ales, Inc., a Delaware corporation (“Bayhawk”), EBC and Bayhawk determined to enter into the Asset Purchase and Share Exchange Agreement (the “Agreement”), subject to the approval by the independent stockholders of Bayhawk, as discussed herein. Pursuant to the Agreement, EBC will acquire the assets and operations of Bayhawk, including the assets and operations of Evans Brewing Company, Inc., a California corporation (“Evans Brewing California”).

Results of Operations for the three months and six months ended June 30, 2015, and the three months and six ended June 30, 2014.

Our operating results are summarized as follows:

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Revenue	$-	$-	$-	$-
Cost of sales	$-	$-	$-	$-
Operating expenses	$65,584	$15,293	$90,030	$16,510
Other expenses	$(856)	$-	$(1,581)	$-
Net loss	$(66,440)	$(15,293)	$(91,611)	$(16,510)

Revenues

During the period ended June 30, 2015, and for the period ended June 30, 2014, the Company did not have sales.

Operating Expenses

The operating expenses for the three months ended June 30, 2015, were $65,584 made up mostly of professional services of $64,883. For the three months ended June 30, 2014, operating expenses were $15,293, mostly made up of professional services of $13,543. The operating expenses for the six months ended June 30, 2015, were $90,030 mostly made up of professional fees of $81,329 for legal, accounting and audit fees related to the Company’s reporting requirements as a public company, and advertising cost of $8,529. For the six months ended June 30, 2014, operating expenses were $16,510, made up mostly of professional services of $13,543.

Interest Expense:

Interest expense for the three months ended June 30, 2015, was $856, compared to $0 for the three months ended June 30, 2014. The interest expense of $856 is comprised of accrued interest on several notes held by a related party. Interest expense for the six months ended June 30, 2015, was $1,581, compared to $0 for the three months ended June 30, 2014. The interest expense of $1,581 for the six month period is comprised of accrued interest on several notes held by a related party.

Net Loss:

Net loss from operations for the three months ended June 30, 2015, was $66,440 compared to a loss of $15,293 for the three months ended June 30, 2014. The net operating loss for the three months ended June 30, 2015 was made up of a loss from operations of $65,584 plus interest expense of $856. The loss of $15,293 for the three months ended June 30, 2014 was for operating expense.  Net loss from operations for the six months ended June 30, 2015, was $91,611 compared to a loss of $16,510 for the six months ended June 30, 2014. The net operating loss for the six months ended June 30, 2015 was made up of a loss from operations of $90,030 plus interest expense of $1,581. The loss of $16,510 for the six months ended June 30, 2014 was for operating expense.

Liquidity and Capital Resources

Liquidity is a measure of EBC’s ability to meet potential short-term (within one year) and long-term cash requirements, which includes its ability to pay debts and obligations, fund and maintain our product offerings, and other fund general business needs.

At December 31, 2013, EBC carried $33,782 in cash and cash equivalents on the balance sheet.  As of June 30, 2015, EBC had $2,195 in cash and cash equivalents on the balance sheet.  To date, EBC has not generated cash from operations, as the focus of the Company to date has been to close the Asset Purchase Transaction with Bayhawk (discussed herein), which will bring the Bayhawk and Evans California brands into EBC’s operating entity.  Management anticipates that cash provided from operations eventually will be generated primarily from net income and the timing of accounts receivable collections and disbursements of accounts payable and accrued expenses.

EBC has financed its operations since inception through capital contributions from stockholders, including an unsecured loan from EBC’s controlling stockholder.  We expect to continue to finance our operations through capital contributions from existing shareholders, by selling shares of our common stock, and by generating income from the sale of our products following the anticipated closing of the Asset Purchase Transaction discussed herein.  As noted herein, management’s expectations of growth in revenues are based on management’s contacts and experience within the brewing industry, and the anticipated increase in interest in EBC’s products, including the Bayhawk and Evans California brands, following the closing of the Asset Purchase Transaction.  Additionally, management anticipates that new advertising and marketing campaigns to be conducted following the closing of the Asset Purchase Transaction will result in increased revenues from sales of the Bayhawk and Evans California brands, although there can be no guarantee that the Company’s sales will increase or that the Company will be able to successfully integrate the Bayhawk and Evans California brands into EBC’s operations.

EBC management anticipates that it will need approximately $400,000 to continue operations over the next 12 months.  If the revenues from operations following the closing of the Asset Purchase Transaction are not sufficient to meet these needs, or if the Asset Purchase Transaction does not close, EBC management anticipates that it will continue to fund operations through advances from EBC shareholders, sales of the Company’s securities, or from bank or other commercial lending sources.

With respect to EBC’s long-term liquidity and capital requirements, management anticipates that a combination of revenues from operations and the raising of additional capital through offerings of EBC’s securities will be necessary to meet the Company’s long-term needs, which include a potential move from the current Orange County brewing location if EBC’s management cannot negotiate a lease extension when the existing lease term runs.

Working Capital

	June 30, 2015	December 31, 2014
Current Assets	$2,495	$48,215
Current Liabilities	$69,820	$23,929
Working Capital (Deficit)	$(67,325)	$24,286

Cash Flows

	For the three months ended June 30, 2015	For the three months ended June 30, 2014
Cash used in Operating Activities	$(51,587)	$(18,000)
Cash provided by Investing Activities	$-	$-
Cash provided by Financing Activities	$20,000	$18,000
Decrease in Cash	$31,587	$0

Cash Used In Operating Activities

Our net loss for the period ended June 30, 2015, was the main contributing factor for our negative operating cash flow.

Cash from Financing Activities

As of June 30, 2015, we had insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The accompanying annual financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2015, the Company had an accumulated deficit of $174,975. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements.  Management considers an accounting estimate to be critical if:

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

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2015, the Company had no sales of securities.

During the Year ended December 31, 2014, based on Share Purchase Agreement, The Michael J. Rapport Trust purchased from the Company’s founding shareholder 10,000,000 shares of the Company’s common stock for the price of $40,000. The Trust became the sole shareholder of the Company, owning 100% of the issued and outstanding shares of the Company’s common stock.

During the year ended December 31, 2014, the Company cancelled 9,600,000 shares of common stock for no consideration. During the year ended December 31, 2014, the Company issued 6,000 shares of common stock to directors of the Company for services valued at $600 ($0.10 per share). During the year ended December 31, 2014, the Company issued 30,000 shares of common stock for services to Tech Associates Inc., a company controlled by Richard Chiang, a former director of the Company, valued at $3,000 ($0.10 per share).

ITEM 3. DEFAULTS UPON SENIOR DEBT

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

As discussed above, pursuant to the Asset Purchase and Share Exchange Agreement (the “Agreement”) entered into by Bayhawk and EBC on October 15, 2014, EBC filed a combination registration statement and proxy statement on Form S-4 (the “Registration Statement”), with the U.S. Securities and Exchange Commission (the “Commission”) on January 30, 2015. The Agreement was filed as an annex to registration statement. In the Asset Purchase Agreement, EBC agreed to purchase from Bayhawk, and Bayhawk agreed to sell to EBC, substantially all of the assets of Bayhawk as well as its liabilities (the “Asset Purchase Transaction”), conditioned on receiving approval of a majority of the independent shareholders of Bayhawk who vote on the transaction. In connection with the Asset Purchase Transaction, EBC agreed to make the Exchange Offer to the shareholders of Bayhawk. As of June 30, 2015, the registration statement remained under review by the SEC, and EBC was responding to comments issued by the SEC. The registration statement was subsequently declared effective on August 10, 2015.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase and Share Exchange Agreement (included as Annex A to the proxy statement/registration statement forming part of this registration statement).

3.1	Certificate of Incorporation of Evans Brewing Company Inc. (incorporated by reference to Exhibit 3.1 to EBC’s Registration Statement on Form 10, filed July 3, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation, dated April 15, 2014 (incorporated by reference to Exhibit 3.3 to EBC’s Current Report on Form 8-K filed April 22, 2014).

3.3	By-Laws of EBC (incorporated by reference to Exhibit 3.2 to EBC’s Registration Statement on Form 10, filed July 3, 2013).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to EBC’s Registration Statement on Form 10, filed July 3, 2013).

10.1	Brand Manager Agreement between EBC and Prestige Imports LLC, dated July 30, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS BREWING COMPANY INC.

Dated: August 11, 2015	By:	/s/ Michael J. Rapport
	Name:	Michael J. Rapport
	Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

	By:	/s/ Kenneth C. Wiedrich
	Name:	Kenneth C. Wiedrich
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

