Form 10-Q
period 2015-09-30
Evans Brewing Co Inc.
filed 2015-11-16
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

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

The number of shares of the Registrant’s common stock outstanding as of November 13, 2015, was 436,000.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVANS BREWING COMPANY INC.

 (Unaudited)

EVANS BREWING COMPANY INC.

(Formerly ALPINE 3, INC.)

BALANCE SHEETS

	Sep 30,	Dec 31,
	2015	2014
ASSETS
Current Assets
Cash	$7,636	$33,782
Prepaid expense	-	14,433
Total Assets	$7,636	$48,215

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	15,716	4,350
Accrued expense	5,212	1,579
Notes payable to related party	108,000	18,000
Total Current Liabilities	128,928	23,929

Long Term Liabilities
Convertible notes payable to related party	100,000	100,000
Total Liabilities	228,928	123,929

Stockholders' Deficit
Preferred Stock, authorized 5,000,000 shares, $0.0001 par value, 0 issued and outstanding as of September 30, 2015, and 0 issued and outstanding as of December 31, 2014, respectively	-	-
Common Stock, authorized 100,000,000 shares, $0.0001 par value, 436,000 issued and outstanding as of September 30, 2015, and 436,000 shares issued and outstanding as of December 31, 2014, respectively	44	44
Additional Paid in Capital	7,606	7,606
Accumulated Deficit	(228,942)	(83,364)
Total Stockholders' Deficit	(221,292)	(75,714)
Total Liabilities and Stockholders' Deficit	$7,636	$48,215

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY INC.

(Formerly ALPINE 3, INC.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended Sep 30, 2015	For the Three Months Ended Sep 30, 2014	For the Nine Months Ended Sep 30, 2015	For the Nine Months Ended Sep 30, 2014

NET REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

COSTS AND EXPENSES
Professional services	50,787	20,505	132,116	43,134
General and administrative expense	1,129	3,600	9,830	13,223
Total Operating Expenses	51,916	24,105	141,946	56,357

Loss from continuing operations	(51,916)	(24,105)	(141,946)	(56,357)

Other Expense
Interest expense	(2,051)	-	(3,632)	-
Total other expense	(2,051)	-	(3,632)	-

Net loss before income taxes	(53,967)	(24,105)	(145,578)	(56,357)

Income taxes			-	-
Net Loss	$(53,967)	$(24,105)	$(145,578)	$(56,357)

Loss per share; Basic & Diluted-	$(0.12)	$(0.000)	$(0.33)	$(0.006)

Weighted average number of shares outstanding	436,000	9,167,956	436,000	9,719,606

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY INC.

(Formerly ALPINE 3, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the period from inception (June 18, 2013) to September 30, 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 18, 2013	-	-	-	-	-
Stock issued for services	10,000,000	$1,000	$-	$-	$1,000

Net loss for the period from June 13, 2013, to December 31, 2013	-	-	-	(2,833)	(2,833)
Balance, December 31,2013	10,000,000	1,000	-	(2,833)	(1,833)
Shareholder’s contribution	-	-	3,050	-	3,050
Stock cancellation	(9,600,000)	(960)	960	-	-
Stock issued for services	36,000	4	3,596	-	3,600
Net loss for period ending December 31, 2014	-	-	-	(80,531)	(80,531)
	436,000	$44	$7,606	$(83,364)	(75,714)

Net loss for period ending September 30, 2015	-	-	-	(145,578)	(145,578)
Balance, September 30, 2015	436,000	$44	$7,606	$(228,942)	$(221,292)

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC.

(Formerly ALPINE 3, INC.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	Sep 30, 2015	Sep 30, 2014
Cash Flows from Operating Activities:
Net Loss	$(145,578)	$(56,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation-related parties	-	3,000
Stock based compensation	-	600
Changes in Operating Assets and Liabilities:
Decrease in prepaid expense	14,433	(6,096)
Increase (decrease) in accounts payable and accrued expenses	14,999	10,368
Net Cash Used by Operating Activities	(116,146)	(48,485)

Cash Flows from Financing Activities:
Proceeds from additional paid-in-capital-related party	-	2.550
Proceeds from loan payable- related party	90,000	118,000
Net Cash Provided by Financing Activities	90,000	120,550

Net Decrease in Cash	(26,146)	72,065
Cash at Beginning of Period	33,782	-
Cash at End of Period	$7,636	$72,065

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTINGAND FINANCING ACTIVITIES
Due to related party	$-	$500

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY INC.

(Formerly ALPINE 3 INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015, AND DECEMBER 31, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Evans Brewing Company Inc. (formerly ALPINE 3 Inc.) (“EBC” or the “Company”) was incorporated under the laws of the State of Delaware on June 18, 2013. Alpine 3 Inc. was set up to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business. Alpine 3 did not undertake any effort to cause a market to develop in its securities, either debt or equity, before it successfully concluded a business combination. On April 4, 2014, The Michael J. Rapport Trust (the “Trust”) purchased 10,000,000 shares of common stock, which was all of the outstanding shares of Alpine 3, from the founder of Alpine 3, and changed the name to Evans Brewing Company Inc. on May 29, 2014. On October 9, 2014, the Trust agreed to the cancellation of 9,600,000 of the shares of common stock that it had acquired and retained 400,000 shares of common stock. Since inception, the Company has conducted virtually no business operations other than exploring the acquisition of the brands and related assets owned by Bayhawk Ales, Inc., a Delaware corporation (“Bayhawk”).

On October 15, 2014, Bayhawk and the Company entered into an Asset Purchase and Share Exchange Agreement (the “Agreement”), subject to receiving approval of the independent Bayhawk shareholders who vote on the transaction. On September 17, 2015, the independent Bayhawk shareholders approved the agreement by a vote of 251,212 shares for and 1,600 shares against. As such, Bayhawk will sell to EBC, and EBC will purchase from Bayhawk, all of the assets of Bayhawk, including but not limited to: (A) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Bayhawk Ales label (as defined in the Agreement and discussed in more detail below); and (B) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Evans Brands (as defined in the Agreement and discussed in more detail below); and (C) 100% of the stock in Evans Brewing CO (CA) (“Evans Brewing California”) which has the brewers license at City Brewery in Lacrosse, WI (where the non-craft brands will be brewed, with the balance of the craft brands being brewed in Irvine, California) (collectively, the “Transferred Assets”). Based on the affirmative vote by the independent Bayhawk shareholders to approve the Asset Purchase Transaction, EBC proceeded with the share exchange and tender offer to the Bayhawk shareholders, pursuant to which as of the date of this Report, EBC was offering to exchange shares of EBC common stock for shares of Bayhawk common stock, on a one-for-one basis (the “Exchange Offer”). Bayhawk shareholders have until December 2, 2015, to tender their Bayhawk shares in the share exchange. Bayhawk shareholders also have until December 2, 2015, to rescind the exchange of shares, so as a result the Company’s equity position will not change until the closing of the exchange of shares on December 2, 2015. There also is no minimum number of shares of Bayhawk common stock that must be tendered for the Exchange Offer to close. Although the asset purchase agreement has been approved by the independent stockholders, as of the date of this Report, the Company had not closed the Asset Purchase Transaction due to the fact that the required brewing licenses that have been applied for by Evans Brewing Company, Inc. had not yet been obtained.

NOTE 2 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of the date of this Report, the Company had an accumulated deficit of $228,942. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of accounting policies for Evans Brewing Company Inc. is presented to assist in understanding the Company’s financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("U.S. GAAP") and have been consistently applied in the preparation of the financial statements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for allowances for bad debts, collectability of accounts receivable, amounts due to service providers, depreciation and litigation contingencies, among others.

Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value investments.

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

NOTE 4 - NOTES PAYABLE- RELATED PARTY

On July 21, 2014, Michael J. Rapport, the Chief Executive Officer, sole director, and controlling shareholder of the Company, advanced the Company a $100,000 long term unsecured loan with a 1.5% interest rate per annum, due no later than July 21, 2017. The loan is convertible into common shares of the Company at any time after the second year’s anniversary at a price based upon either: a) The price of its most recent private placement offering, closest to the time of conversion; or b) if the Company’s common stock is then publicly-traded, the bid price of its common stock on the closing day of the conversion. For the period ended September 30, 2015, the Company accrued $1,122 of interest on this note. For the year ended December 31, 2014, the Company accrued $670 on this same note, which brings the total interest accrued on the note to $1,792 as of September 30, 2015. The accrued amount is included in accounts payable and accrued liabilities on the balance sheet. All interest is due no later than July 21, 2017.

Michael J. Rapport also advanced the Company $10,000 on April 21, 2014; $8,000 on June 13, 2014; $20,000 on June 2, 2015; $30,000 on July 2, 2015; and $40,000 on August 25, 2015. All of these payments are secured by 8% interest bearing notes that are due on April 21, 2015, June 13, 2015, June 2, 2016, July 2, 2016, and August 25, 2016, respectively. For the period ended September 30, 2015, the Company accrued a total of $2,148 interest for the notes. For December 31, 2014, the Company accrued $909 of interest on the notes. The total interest accrued on the notes as of September 30, 2015, is included in accrued liabilities on the balance sheet.

The notes that matured and became past due on April 21, 2015, and June 13, 2015, are scheduled to be paid by the end of the fiscal year with proceeds from expected earnings. Mr. Rapport agreed to the extension of the maturity dates of the April 21 and June 13 notes.

Accrued Interest

For the Period ended September 30, 2015, the Company accrued interest of $3,632 on the six notes due to Mr. Rapport. For the year ended December 31, 2014, the Company accrued interest of $1,579 pertaining to the same notes due to Mr. Rapport. The total interest accrued for the six notes was $5,212 as of the period ending September 30, 2015.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2015, the Company received $70,000 from an advance from Mr. Rapport, the details of which are included in Notes Payable- Related Party reported above.

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

Preferred Stock – As of September 30, 2015, the Company was authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2015, and December 31, 2014, no shares of preferred stock had been issued. Subsequent to the quarter ended September 30, 2015, on October 15, 2015, the Company increased the authorized shares of preferred stock by 5,000,000 to a total of 10,000,000 shares of $0.0001 par value preferred stock

Common Stock

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of September 30, 2015, and December 31, 2014, there were 436,000 shares issued and outstanding, respectively.

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

On September 22, 2014, the Trust agreed to the cancellation of 9,600,000 shares of common stock for no consideration. On September 23, 2014, the Company issued 6,000 shares of common stock to directors of the Company for services valued at $600 ($0.10 per share). On September 23, 2014, the Company issued 30,000 shares of common stock for services to Tech Associates Inc., a company controlled by Richard Chiang, then a director of the Company, valued at $3,000 ($0.10 per share).

The Company has had no changes to the authorized or to the issued and outstanding shares of common or preferred shares during the period ended September 30, 2015.

NOTE 7 - SUBSEQUENT EVENT

Subsequent to the quarter ended September 30, 2015, on October 15, 2015, the Company increased the authorized shares of preferred stock by 5,000,000 to a total of 10,000,000 shares of $0.0001 par value preferred stock

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Business History of Company

Evans Brewing Company Inc. (“EBC”) was incorporated under the laws of the State of Delaware on June 18, 2013, as ALPINE 3 Inc. On July 3, 2013, EBC filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) to become a public company.

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

Pursuant to negotiations between EBC’s management and the management of Bayhawk Ales, Inc., a Delaware corporation (“Bayhawk”), EBC and Bayhawk determined to enter into the Asset Purchase and Share Exchange Agreement (the “Agreement”). Pursuant to the Agreement, and subject to the approval by the independent stockholders of Bayhawk, as discussed herein, EBC will acquire the assets and operations of Bayhawk, including the assets and operations of Evans Brewing Company, Inc., a California corporation (“Evans Brewing California”). Additionally, pursuant to the Agreement, EBC will offer the Share Exchange to the Bayhawk shareholders, pursuant to which they can exchange their shares of Bayhawk common stock for shares of EBC common stock.

On September 17, 2015, the independent Bayhawk shareholders approved the agreement by a vote of 251,212 shares for and 1,600 shares against, the Asset Purchase Transaction, pursuant to which Bayhawk will sell to EBC, and EBC will purchase from Bayhawk, all of the assets of Bayhawk, including but not limited to: (A) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Bayhawk Ales label (as defined in the Agreement and discussed in more detail below); and (B) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Evans Brands (as defined in the Agreement and discussed in more detail below); and (C) 100% of the stock in Evans Brewing CO (CA) (“Evans Brewing California”) which has the brewers license at City Brewery in Lacrosse, WI (where the non-craft brands will be brewed, with the balance of the craft brands being brewed in Irvine, California) (collectively, the “Transferred Assets”). Based on the affirmative vote by the independent Bayhawk shareholders to approve the Asset Purchase Transaction, as of the date of this Report, EBC was in the process of offering to exchange shares of EBC common stock for shares of Bayhawk common stock, on a one-for-one basis (the “Exchange Offer”). Bayhawk shareholders have until December 2, 2015, to tender their Bayhawk shares in the share exchange. Bayhawk shareholders also have until December 2, 2015, to rescind the exchange of shares, so as a result the Company’s equity position will not change until the closing of the exchange of shares on December 2, 2015. There is no minimum number of shares of Bayhawk common stock that must be tendered for the Exchange Offer to close. Although the asset purchase agreement has been approved by the independent stockholders, as of the date of this Report, the Company had not finalized the contract due to the fact that the required brewing Licenses that have been applied for by Evans Brewing Company, Inc. had not yet been obtained.

Results of Operations for the three and nine months ended September 30, 2015, and the three and nine months ended September 30, 2014.

Our operating results are summarized as follows:

	Three months ended Sep 30, 2015	Three months ended Sep 30, 2014	Nine months ended Sep 30, 2015	Nine months ended Sep 30, 2014
Revenue	$-	$-	$-	$-
Cost of sales	$-	$-	$-	$-
Operating expenses	$51,916	$24,105	$141,946	$56,357
Other expenses	$2,051	$-	$3,632	$-
Net loss	$(53,967)	$(24,105)	$(145,578)	$(56,357)

Revenues

During the period ended September 30, 2015, and for the period ended September 30, 2014, the Company did not have sales.

Operating Expenses

The operating expenses for the three months ended September 30, 2015, were $51,916 made up mostly of professional services of $50,787. For the three months ended September 30, 2014, operating expenses were $24,105, mostly made up of professional services of $20,505. The operating expenses for the nine months ended September 30, 2015, were $141,946 mostly made up of professional fees of $132,116 for legal, accounting and audit fees related to the Company’s reporting requirements as a public company, and advertising cost of $9,354. For the nine months ended September 30, 2014, operating expenses were $56,357, made up mostly of professional services of $43,134.

Interest Expense:

Interest expense for the three months ended September 30, 2015, was $2,051, compared to $0 for the three months ended September 30, 2014. The interest expense of $2,051 is comprised of accrued interest on several notes held by a related party. Interest expense for the nine months ended September 30, 2015, was $3,632, compared to $0 for the nine months ended September 30, 2014. The interest expense of $3,362 for the nine month period is comprised of accrued interest on several notes held by a related party.

Net Loss:

Net loss from operations for the three months ended September 30, 2015, was $53,967 compared to a loss of $24,105 for the three months ended September 30, 2014. The net operating loss for the three months ended September 30, 2015, was made up of a loss from operations of $51,916 plus interest expense of $2,051. The loss of $24,105 for the three months ended September 30, 2014 was for operating expense.  Net loss from operations for the nine months ended September 30, 2015, was $145,578 compared to a loss of $56,357 for the nine months ended September 30, 2014. The net operating loss for the nine months ended September 30, 2015, was made up of a loss from operations of $141,946 plus interest expense of $3,632. The loss of $56,357 for the nine months ended September 30, 2014, was for operating expense.

Liquidity and Capital Resources

Working Capital

	September 30, 2015	December 31, 2014
Current Assets	$7,636	$48,215
Current Liabilities	$128,928	$23,929
Working Capital (Deficit)	$(121,292)	$24,286

Cash Flows

	For the nine months ended Sep 30, 2015	For the nine months ended Sep 30, 2014
Cash used in Operating Activities	$(116,146)	$(48,485)
Cash provided by Investing Activities	$-	$-
Cash provided by Financing Activities	$90,000	$120,550
Increase (Decrease) in Cash	$(26,146)	$72,065

Cash Used In Operating Activities

The Company’s net loss for the period ended September 30, 2015, was the main contributing factor for our negative operating cash flow.

Cash from Financing Activities

As of September 30, 2015, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The accompanying annual financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2015, the Company had an accumulated deficit of $228,942. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Impact of Inflation

The business will have to absorb any inflationary increases on development costs in the short-term, with the expectation that it will be able to pass inflationary increases on costs on to customers through price increases hence management does not expect inflation to be a significant factor in our business.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.  Some of the critical accounting estimates are detailed below.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements.  Management considers an accounting estimate to be critical if:

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

Changes in Internal Control over Financial Reporting. There were no changes in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 30, 2015, the Company had no sales of securities.

During the year ended December 31, 2014, pursuant to a Share Purchase Agreement, The Michael J. Rapport Trust purchased from the Company’s founding shareholder 10,000,000 shares of the Company’s common stock for the price of $40,000. The Trust became the sole shareholder of the Company, owning 100% of the issued and outstanding shares of the Company’s common stock.

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

ITEM 3. DEFAULTS UPON SENIOR DEBT

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

As discussed above, pursuant to the Asset Purchase and Share Exchange Agreement (the “Agreement”) entered into by Bayhawk and EBC on October 15, 2014, as amended and restated on August 6, 2015, EBC filed a combination registration statement and proxy statement on Form S-4 (the “Registration Statement”), with the U.S. Securities and Exchange Commission (the “Commission”) on January 30, 2015. The Agreement was filed as an annex to registration statement. In the Agreement, EBC agreed to purchase from Bayhawk, and Bayhawk agreed to sell to EBC, substantially all of the assets of Bayhawk as well as its liabilities (the “Asset Purchase Transaction”), conditioned on receiving approval of a majority of the independent shareholders of Bayhawk who vote on the transaction. In connection with the Asset Purchase Transaction, EBC agreed to make the Exchange Offer to the shareholders of Bayhawk. The registration statement was approved by the SEC and went effective on August 10, 2015. On September 17, 2015, the independent Bayhawk shareholders approved the Asset Purchase Transaction between EBC and Bayhawk by a vote of 251,212 shares for and 1,600 shares against. Based on the affirmative vote by the independent Bayhawk shareholders to approve the Asset Purchase Transaction, as of the date of this Report, EBC had commenced to offer to exchange shares of EBC common stock for shares of Bayhawk common stock, on a one-for-one basis (the “Exchange Offer”). Bayhawk shareholders have until December 2, 2015, to tender their Bayhawk shares in the share exchange. Bayhawk shareholders also have until December 2, 2015, to rescind the exchange of shares, so as a result the Company’s equity position will not change until the closing of the exchange of shares on December 2, 2015. There is no minimum number of shares of Bayhawk common stock that must be tendered for the Exchange Offer to close. Although the asset purchase agreement has been approved by the independent stockholders, as of the date of this Report, the Company had not closed the Asset Purchase Transaction due to the fact that the required brewing licenses that have been applied for by Evans Brewing Company Inc. had not yet been obtained

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Purchase and Share Exchange Agreement (included as Annex A to the proxy statement/registration statement forming part of this registration statement).

3.1	Certificate of Incorporation of Evans Brewing Company Inc. (incorporated by reference to Exhibit 3.1 to EBC’s Registration Statement on Form 10, filed July 3, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation, dated April 15, 2014 (incorporated by reference to Exhibit 3.3 to EBC’s Current Report on Form 8-K filed April 22, 2014).

3.3	By-Laws of EBC (incorporated by reference to Exhibit 3.2 to EBC’s Registration Statement on Form 10, filed July 3, 2013).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to EBC’s Registration Statement on Form 10, filed July 3, 2013).

10.1	Brand Manager Agreement between EBC and Prestige Imports LLC, dated July 30, 2014 (previously filed).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS BREWING COMPANY INC.

Dated: November 13, 2015	By:	/s/ Michael J. Rapport
	Name:	Michael J. Rapport
	Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

	By:	/s/ Kenneth C. Wiedrich
	Name:	Kenneth C. Wiedrich
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

