Form 10-K
period 2015-12-31
Evans Brewing Co Inc.
filed 2016-04-19
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, was $0.  For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares of the Registrant’s common stock outstanding as of March 15, 2016, was 4,469,863.

EVANS BREWING COMPANY INC.

FISCAL YEAR ENDED DECEMBER 31, 2015

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

ITEM 1.          BUSINESS.

Corporate Overview and History of Evans Brewing Company, Inc. (Formerly ALPINE 3, Inc.).

Evans Brewing Company, Inc. (formerly ALPINE 3 Inc.) was incorporated under the laws of the State of Delaware on June 18, 2013. Alpine 3 Inc. was set up to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. ALPINE 3 did not undertake any effort to cause a market to develop in its securities, either debt or equity, before it successfully concluded a business combination. On April 4, 2014, The Michael J. Rapport Trust (the “Trust”) purchased 10,000,000 shares of common stock which was all of the outstanding shares of Alpine 3, Inc., and subsequently changed the name to Evans Brewing Company Inc. (“EBC”) on May 29, 2014. On October 9, 2014 the Trust agreed to the cancellation of 9,600,000 of the shares of common stock that it had acquired and retained 400,000 shares of common stock. From April 2014 through December 2015, EBC has been in the process of acquiring the Bayhawk brands and related assets, as discussed in more detail below.

On October 15, 2014, Bayhawk and EBC entered into an Asset Purchase and Share Exchange Agreement (the “Agreement”), subject to receiving approval of the independent Bayhawk shareholders who voted on the transaction. On September 17, 2015, the independent Bayhawk shareholders approved the agreement by a vote of 251,212 shares for and 1,600 shares against. As such, Bayhawk sold to EBC, and EBC purchased from Bayhawk, assets of Bayhawk, including but not limited to: (A) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Bayhawk Ales label (as defined in the Agreement and discussed in more detail below); and (B) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Evans Brands (as defined in the Agreement and discussed in more detail below) (collectively, the “Transferred Assets”). Bayhawk retained ownership of 100% of the stock in Evans Brewing Co. (CA) (“Evans Brewing California”) which has the brewers license at City Brewery in Lacrosse, WI (where the non-craft brands will be brewed, with the balance of the craft brands being brewed in Irvine, California). Based on the affirmative vote by the independent Bayhawk shareholders to approve the Asset Purchase transaction, EBC proceeded with the share exchange and tender offer to the Bayhawk shareholders, pursuant to which EBC offered to exchange shares of EBC common stock for shares of Bayhawk common stock, on a one-for-one basis (the “Exchange Offer”). Bayhawk shareholders had until December 2, 2015, to tender their Bayhawk shares in the share exchange. Bayhawk shareholders also had until December 2, 2015, to rescind the exchange of shares. There was no minimum number of shares of Bayhawk common stock that must be tendered for the Exchange Offer to close. At the close of the share exchange on December 2, 2015, Premier Stock Transfer accepted on behalf of EBC 4,033,863 Bayhawk shares and issued 4,033,863 shares of EBC common stock upon the terms and subject to the conditions set forth in the Asset Purchase and Share Exchange Agreement by and between EBC and Bayhawk, dated October 15, 2014, as amended (the “Asset Purchase Agreement”). EBC filed a copy of the Asset Purchase Agreement as an annex to a combination registration statement and proxy statement on Form S-4. The Bayhawk shares were validly tendered pursuant to the Exchange Offer and not withdrawn. The asset purchase and share exchange will be treated as business combination as both companies are controlled by the same management.

Overview

EBC produces and sells premium craft beer including a variety of ales and lagers distributed to restaurants and other retail outlets in 6 states. EBC’s beers are produced in its 17-barrel brewery in Irvine, California, the oldest microbrewery in Orange County and one of the oldest in all of Southern California. The brewery was established in 1994 in a leased building in the McCormick & Schmick’s Seafood Restaurant, and the first beers were produced there in January1995.

EBC products include four packaged year-round beers: Pollen Nation Honey Blonde Ale, The KrHOPen India Pale Ale, Oaklore Brown Ale, and ChocōLatté Chocolate Porter; draft-only offerings include The Joaquin Dead Mexican Red Ale, OC Pale Ale, Son of a Beach Blonde Ale; and seasonals include Approachable Bastard Session IPA, Stout at the Devil Russian Imperial Stout, crHOP Dust Hefeweizen, and Oktoberfest.

EBC also owns the assets of Pig’s Eye Brewing Company, LLC, (the “Pig’s Eye Assets”) including the intellectual property and trademarks relating to original beers, lagers, and ales, including Milwaukee Select and Pig’s Eye (the “Pig’s Eye Brands”). Additionally, EBC has the exclusive rights to make, manufacture, produce, market, sell, and distribute original beers, lagers, and ales known as Evans Lager Original, Evans Lager Black, Evans Lager Light, Bad Kat Ice, and Dead Presidents.

Distribution includes restaurant and other retail outlets.

In addition to beer production and sales, EBC also produces and offers for sale Evans Brewing Company branded merchandise including apparel, glassware and other beer accessories.

EBC has also entered into a Stock Purchase Agreement with The Public House SPA for the acquisition of a restaurant business located in the downtown SOCO District of Fullerton, California as the venue for the Company’s first branded restaurant and taproom, under the trade name The Public House by Evans Brewing Company. Additional details of the Stock Purchase Agreement, which is expected to close following completion of due diligence and certain other conditions, are outlined in the “RECENT DEVELOPMENTS, Public House Stock Purchase Agreement” section below.

As Evans Brewing Company’s first official tasting room and restaurant, The Public House will feature the Company’s beers – as well as beers from other selected local Orange County, California breweries, as well as food and, potentially, occasional entertainment. Work is underway to renovate and remodel the restaurant, with plans to open to the public in the first half of 2016.

Background

EBC and Bayhawk filed a registration statement on Form S-4 with the U.S. Securities and Exchange Commission (the “Registration Statement”), which went effective on August 10, 2015. The Registration Statement included a proxy statement seeking the votes of the Bayhawk shareholders on the Asset Purchase Transaction by written consent. On September 17, 2015, the voting period closed, and EBC announced that approximately 99% of the shares that were voted had voted in favor of the Asset Purchase Transaction.

In connection with the Asset Purchase Transaction, EBC and Bayhawk entered into a General Assignment and Bill of Sale agreement (the “Bill of Sale”) which outlined the specific assets purchased, as well as an Assignment and Assumption of Liabilities agreement (the “Assumption Agreement) which outlined the specific liabilities of Bayhawk assumed by EBC.

In connection with the closing of the Asset Purchase Transaction and the entry into the Bill of Sale and the Assumption Agreement, EBC acquired the assets (other than the ownership of Evans Brewing California), the liabilities, and the operations of Bayhawk. As such, on December 10, 2015, in connection with this acquisition, EBC ceased to be a shell company as defined in Rule 12b-2, in that it had assets consisting of more than cash and cash equivalents, and has a business plan and operations.

Bayhawk Ales

Bayhawk Ales, Inc. (formerly Orange County Brewing Company) (“Bayhawk”) was formed in February 1994 for the purpose of developing and operating one or more breweries in California for the production of high quality, hand-crafted ales for sale in bottle and draft. The Company built a 17-barrel showcase brewery (the "Southern California Brewery") in a leased building in the McCormick & Schmick’s Seafood Restaurant in Irvine, California. The Southern California Brewery, located in the central business district of Irvine near John Wayne International Airport, began brewing beer in January 1995. Irvine is south of Los Angeles and is adjacent to Newport Beach. It is a suburban city of the greater Los Angeles metropolitan area and the location of numerous businesses. At the time of the construction of the Southern California Brewery, the Los Angeles metropolitan area was the largest single market for beer in the United States. The products produced by Bayhawk are 90% private labeled. The business has only recently in the last few years become profitable.

Evans Brewing Company, Inc. (Formerly ALPINE 3, Inc.) was incorporated in Delaware in June 18th, 2013 with a fiscal year ending on December 31st.

Principal Products

EBC products include four packaged year-round beers: Pollen Nation Honey Blonde Ale, The KrHOPen India Pale Ale, Oaklore Brown Ale, and ChocōLatté Chocolate Porter; draft-only offerings include The Joaquin Dead Mexican Red Ale, OC Pale Ale, Son of a Beach Blonde Ale; and seasonals include Approachable Bastard Session IPA, Stout at the Devil Russian Imperial Stout, crHOP Dust Hefeweizen, and Oktoberfest.

EBC also produces malt liquor at a third party site in Lacrosse, Wisconsin. By way of background, in August 2013, Evans Brewing California had acquired from City Brewing Company, LLC (“City Brewing”) the assets of Pig’s Eye Brewing Company, LLC, (the “Pig’s Eye Assets”) including the intellectual property and trademarks relating to original beers, lagers, and ales, including Milwaukee Select and Pig’s Eye (the “Pig’s Eye Brands”). Additionally, Evans Brewing California had the exclusive rights to make, manufacture, produce, market, sell, and distribute original beers, lagers, and ales known as Evans Lager Original, Evans Lager Black, Evans Lager Light, Bad Kat Ice, and Dead Presidents.

EBC products are distributed to a variety of restaurants and retail outlets. With the anticipated opening of the Company’s first branded restaurant and taproom in the first half of 2016, the Company will sell food as well as its core beer products.

Seasonality of Business

EBC products are sold throughout the year with the summer and fall seasons of the year providing the largest volume of sales. With the anticipated opening of the Company’s first branded restaurant and taproom, The Public House by Evans Brewing Company, in the first half of 2016 and additional distribution in year-round retail outlets, the Company anticipates an increase in sales in the winter and spring seasons in proportion to the larger volume seasons of summer and fall.

Employees

As of the date of this Report, EBC had five full time and two part time employees.

RECENT DEVELOPMENTS

Closing of Asset Purchase Transaction

On December 10, 2015, EBC completed the previously announced acquisition of the assets and liabilities of Bayhawk, pursuant to an Asset Purchase and Share Exchange Agreement between EBC and Bayhawk, dated October 15, 2014 (subsequently amended and restated on August 6, 2015 (as amended, the “Agreement”)).

Pursuant to the Agreement, Bayhawk had agreed to sell, and EBC had agreed to purchase, substantially all of Bayhawk’s assets, as well as its liabilities (collectively, the “Asset Purchase Transaction”). The assets and liabilities of Bayhawk include personal property, intellectual property, inventory, selected distribution contracts, websites, documents, and all other assets however delineated relating to the Bayhawk Ales labels; and (B) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Evans Brands (collectively, the “Transferred Assets”), and the assumption by EBC, pursuant to the terms and conditions set forth in the Agreement, of all of the liabilities of Bayhawk (the “Assumed Liabilities”). (The “Evans Brands” include the former assets of Pig’s Eye Brewing Company, including its original beers, lagers and ales (“Pig’s Eye Brands”), as well as Evans Lager Original, Evans Lager Black, Evans Lager Light, Bad Kat Ice, and Dead Presidents.) Pursuant to the Agreement, EBC has the right to purchase from Bayhawk 100% ownership in Evans Brewing California.

Pursuant to the Agreement, EBC and Bayhawk agreed to seek approval of the shareholders of Bayhawk relating to the Asset Purchase Transaction. Because the principal majority stockholders of Bayhawk are also significant stockholders of EBC, Bayhawk and EBC agreed to proceed with the Asset Purchase Transaction if it was approved by the holders of at least a majority of the Independent Shares (i.e. shares not held by Bayhawk’s majority shareholder, The Michael J. Rapport Trust, or by Evan Rapport, who is an officer of EBC and the son of Michael Rapport) that actually vote on the Asset Purchase Transaction proposal.

EBC and Bayhawk filed a registration statement on Form S-4 with the U.S. Securities and Exchange Commission (the “Registration Statement”), which went effective on August 10, 2015. The Registration Statement included a proxy statement seeking the votes of the Bayhawk shareholders on the Asset Purchase Transaction by written consent. On September 17, 2015, the voting period closed, and EBC announced that approximately 99% of the shares that were voted had voted in favor of the Asset Purchase Transaction.

In connection with the Asset Purchase Transaction, EBC and Bayhawk entered into a General Assignment and Bill of Sale agreement (the “Bill of Sale”) which outlined the specific assets purchased, as well as an Assignment and Assumption of Liabilities agreement (the “Assumption Agreement) which outlined the specific liabilities of Bayhawk assumed by EBC.

Equipment Lease to Bayhawk

Following the closing of the Asset Purchase Transaction, EBC entered into an equipment lease (the “Equipment Lease”) with Bayhawk pursuant to which EBC leased the brewing equipment to Bayhawk. The Equipment Lease was effective as of December 1, 2015, and continues month to month. Bayhawk agreed to pay a minimum of $15,000 per month or net profits from operations, whichever is greater. The title to the leased equipment will remain with EBC, and EBC has the right to inspect the equipment and its usage.

The foregoing summaries of the terms and conditions of the Bill of Sale, the Assumption Agreement, and the Equipment Lease (collectively, the “Ancillary Agreements”) do not purport to be complete, and are qualified in their entirety by reference to the full text of the specific Ancillary Agreement, each of which was attached as an exhibit to a Current Report on Form 8-K, filed by EBC on December 15, 2015.

Change in Shell Company Status

In connection with the closing of the Asset Purchase Transaction and the entry into the Bill of Sale and the Assumption Agreement, EBC acquired the assets (other than the ownership of Evans Brewing California), the liabilities, and the operations of Bayhawk. As such, on December 10, 2015, in connection with this acquisition, EBC ceased to be a shell company as defined in Rule 12b-2, in that it has assets consisting of more than cash and cash equivalents, and has a business plan and operations.

Share Exchange

As discussed in more detail above and below in this Annual Report, as partial consideration for the purchase of the Transferred Assets and the assumption of the Assumed Liabilities, EBC agreed to offer to exchange shares of EBC common stock for all shares of Bayhawk common stock that were tendered in connection with such offer, the transaction being referred to as the “Share Exchange.” The ratio of the share exchange is one (1) share of EBC common stock for each one (1) share of Bayhawk common stock.

Based on the affirmative vote by the independent Bayhawk shareholders to approve the Asset Purchase transaction, EBC proceeded with the share exchange and tender offer to the Bayhawk shareholders, pursuant to which EBC offered to exchange shares of EBC common stock for shares of Bayhawk common stock, on a one-for-one basis (the “Exchange Offer”). Bayhawk shareholders had until December 2, 2015, to tender their Bayhawk shares in the share exchange. Bayhawk shareholders also had until December 2, 2015, to rescind the exchange of shares. There was no minimum number of shares of Bayhawk common stock that must be tendered for the Exchange Offer to close. At the close of the share exchange on December 2, 2015, Premier Stock Transfer accepted on behalf of EBC 4,033,863 Bayhawk shares and issued 4,033,863 shares of EBC common stock upon the terms and subject to the conditions set forth in the Asset Purchase and Share Exchange Agreement by and between EBC and Bayhawk, dated October 15, 2014, as amended (the “Asset Purchase Agreement”). EBC filed a copy of the Asset Purchase Agreement as an annex to a combination registration statement and proxy statement on Form S-4. The Bayhawk shares were validly tendered pursuant to the Exchange Offer and not withdrawn. The asset purchase and share exchange will be treated as business combination as both companies are controlled by the same management.

No Change of Control

In connection with the Asset Purchase Transaction, there was no change in control of EBC. The officers and directors of EBC did not change, and the majority ownership of EBC did not change.

As noted, prior to the closing of the Share Exchange, there was no way to determine how many shares of Bayhawk common stock will be exchanged for shares of EBC common stock. Nevertheless, Michael J. Rapport owns, through The Michael J. Rapport Trust, a majority of the outstanding common stock of both EBC and Bayhawk. As such, following the closing of the Share Exchange, Mr. Rapport continued to own a majority of the common stock of EBC, and as such, there was no change in control of EBC.

Public House Stock Purchase Agreement

Additionally on December 10, 2015, EBC entered into a Stock Purchase Agreement (the “Public House SPA”) with Michael J. Rapport, as the sole shareholder of EBC Public House, Inc., a California corporation (“Public House”), for the purchase by EBC of 100% of the outstanding shares of Public House from Mr. Rapport, with the transaction to be closed following completion of due diligence and certain other conditions outlined below.

By way of background, Mr. Rapport formed Public House to purchase a restaurant business located in Fullerton, California (previously operated as Steamers Jazz Club). Public House is working to renovate and remodel the restaurant, with plans to open in the first half of 2016. Mr. Rapport was the sole shareholder of Public House.

Pursuant to the Public House SPA, EBC agreed to issue 1,000,000 shares of its Series A Preferred Stock (see description below) in exchange for 100% of the outstanding stock of Public House (the “Public House Shares”). The parties anticipate the closing of the transaction once the following conditions, among others, have been met:

-       Public House shall have received all food and beverage licenses, including California Alcoholic Beverage Control licenses, required for the operation of the business;

-       The renovations and remodeling of the restaurant shall have been completed and the restaurant shall be open for business; and

-       Other standard closing conditions.

The foregoing summary of the terms and conditions of the Public House SPA does not purport to be complete, and is qualified in its entirety by reference to the full text of the Public House SPA, was attached as an exhibit to a Current Report on Form 8-K, filed by EBC on December 15, 2015.

EBC will provide additional information relating to EBC Public House and the restaurant business, including disclosures required by SEC rules and regulations, upon the closing of the purchase of the Public House Shares.

Certificate of Designation – Series A Convertible Preferred Stock

In connection with the Public House SPA, on December 10, 2015, the Company’s Board of Directors approved and adopted a Certificate of Designation of Rights and Preferences for Series A Convertible Preferred Stock (the “Certificate of Designation”). On December 11, 2015, the Company filed with the State of Delaware the Certificate of Designation, which became part of the Company’s Certificate of Incorporation, as amended to date.

Pursuant to the Certificate of Designation, the Company is authorized to issue up to 2,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”). As noted above, the Company agreed to issue 1,000,000 shares of the Preferred Stock to Mr. Rapport upon the closing of the purchase of the Public House Shares. The rights and preferences of the Preferred Stock include the following:

-	Stated Value: The Preferred Stock has a stated value (the “Stated Value”) of $1.00 per share.
-	Dividends: Holders of the Preferred Stock are entitled to receive dividends equal to five percent (5%) per annum, payable quarterly in arrears. The dividends may be paid in cash or shares of the Company’s common stock, at the option of the holder.
-	Voting Rights: The holder of the Preferred Stock has the right to one vote for each share of common stock into which the Preferred Stock could be converted.
-	Conversion: The Preferred Stock is convertible at the option of the holder into shares of the Company’s common stock. The number of shares of common stock issuable upon conversion shall be determined by dividing the number of shares of Preferred Stock by the applicable Conversion Price, which is defined as follows:
○	If the Common Stock of the Company has been listed for trading on a public exchange or trading facility, the conversion price for each share of Preferred Stock on any conversion date shall be the lower of (I) seventy percent (70%) of the two (2) lowest closing bid prices over the sixty trading days prior to the conversion date, or (II) the Stated Value of the Preferred Stock.

○	If the Common Stock of the Company is not trading on the conversion date, the conversion price shall be the Stated Value of the Preferred Stock.
-	Redemption: The Company has the obligation to redeem the unconverted shares of Preferred Stock from the holder as follows:
○	The Company shall have the obligation, as set forth herein, to redeem the unconverted shares of the Preferred Stock at a price equal to the Redemption Price (defined below) as follows:
¡	The Company shall pay to the holder of the Preferred Stock, on a quarterly basis, within thirty (30) days of the end of each fiscal quarter, an amount equal to twenty percent (20%) of the excess revenues, as determined by the Board of Directors on a quarterly basis, to redeem shares of Preferred Stock.
¡	The Company shall also pay to the holder of the Preferred Stock, an amount equal to 20% of any capital raised by the Company in connection with offerings of the Company’s securities (whether private offerings or public offerings), within ten (10) days of the closing of each such offering, to redeem shares of Preferred Stock.
○	The “Redemption Price” shall be equal to the Stated Value of such shares of Preferred Stock, plus all accrued and unpaid dividends on the shares to be redeemed.
-	Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of the Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the Stated Value plus all accrued but unpaid dividends per share, and all other amounts in respect thereof then due and payable before any distribution or payment shall be made to the holders of any Junior Securities.

EBC anticipates that its issuances of shares of Preferred Stock in connection with the purchase of the Public House Shares, which will occur upon closing of that transaction, will be made without registration under the securities Act of 1933 (the “1933 Act”) in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

The foregoing summary of the terms and conditions of the Certificate of Designation does not purport to be complete, and is qualified in its entirety by reference to the full text of the Certificate of Designation, was attached as an exhibit to a Current Report on Form 8-K, filed by EBC on December 15, 2015.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last date of the fiscal year following the fifth anniversary of the date of the first sale of common stock under the current registration (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31.

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

A Company that elects to be treated as an emerging growth company shall continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under the current registration; (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which is deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon it attaining a public float of at least $700 million.

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

While Evans Brewing California, a California corporation which is a separate entity from EBC, and Bayhawk have generated revenues during their history, which are reported in the financial statements included in this current annual report, there can be no assurance that EBC will continue to generate revenues or that revenues will be sufficient to maintain its business following the Asset Purchase Transaction.  As a result, you could lose all of your investment if EBC is not successful in its proposed business plans.

EBC’s needs could exceed the amount of time or level of experience our officers and directors may have.  EBC will be dependent on key executives, and the loss of the services of the current officers and directors could severely impact EBC’s business operations.

EBC’s business plan does not provide for the hiring of any additional employees other than outlined in its plan of operations until sales will support the expense.  Until that time the responsibility of developing EBC’s business, the offering and selling of the shares based on current filings and the reporting requirements of a public company will fall upon the two officers and the directors.  In the event they are unable to fulfill any aspect of their duties to EBC, it may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of our business.

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

As of the date of this current annual report, Evans Brewing California had been operated previously as a private company. Additionally, Bayhawk previously filed public reports with the SEC, but ceased making the required filings in 1999. Current management of both of these entities has limited experience in complying with public company reporting and other obligations. Taking steps to comply with these requirements will increase our costs and require additional management resources, and does not ensure that we will be able to satisfy them.

Prior to the transactions described in this Annual Report, the operations of Evans Brewing California were conducted as a private company. Additionally, Bayhawk previously operated as a public company, and filed reports with the SEC. However, under prior management, Bayhawk ceased making the required filings in 1999, and has not filed any required public reports since 1999.  Current Bayhawk management was not involved in the determination in 1999 to cease making the required filings, and has not filed periodic reports on behalf of Bayhawk since becoming involved with Bayhawk. (Bayhawk’s filing history is discussed in more detail below.) Upon the closing of the Asset Purchase Transaction, assuming the Bayhawk shareholders provide the required approval, EBC will acquire the assets and liabilities of Bayhawk (including the assets of Evans Brewing Calfornia), and EBC will become the operating company. EBC is a public reporting company.  As a public company commencing commercial operations, we will be required to comply with applicable provisions of the Sarbanes-Oxley Act of 2002, as well as other federal securities laws, and rules and regulations promulgated by the SEC and the various exchanges and trading facilities where our common stock may trade, which will result in significant initial and continuing legal, accounting, administrative and other costs and expenses. These rules and requirements impose certain corporate governance requirements relating to director independence, filing and distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest, and codes of conduct, depending on where our shares trade. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all applicable requirements.

As we review our internal controls and procedures, we may determine that they are ineffective or have material weaknesses, which could impact the market’s acceptance of our filings and financial statements.

EBC’s annual report for 2014 was the first time EBC’s management was required to provide a report on its internal controls and procedures, including the internal controls over financial reporting, although management has conducted reviews of such internal controls and procedures in connection with the preparation and filing of its prior quarterly reports. As EBC continues as a publicly reporting company, EBC management will be required to continue to review our internal control over financial reporting for the purpose of providing the reports required by the SEC’s rules. As the Company grows, following the closing of the Asset Purchase Transaction (assuming Bayhawk shareholder approval is obtained), and during the course of our ongoing reviews and testing, we may identify deficiencies or our controls and procedures may no longer be deemed to be effective. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file in a timely manner accurate quarterly and annual reports with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the market or trading facility where our shares may trade, or other adverse consequences that would materially harm our business.

Because EBC has shown a net loss since inception, ownership of EBC shares could result in a complete loss of the value of your investment if EBC is unsuccessful in its business plans.

Based upon current plans, EBC expects to incur operating losses in future periods as it incurs significant expenses associated with the growth of its business.  Further, there is no guarantee that it will be successful in realizing future revenues or in achieving or sustaining positive cash flow at any time in the future.  Any such failure could result in the possible closure of its business or force EBC to seek additional capital through loans or additional sales of its equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

Growth and development of operations will depend on the acceptance of EBC’s proposed business.  If EBC’s products are not deemed desirable and suitable for purchase and it cannot establish a customer base, it may not be able to generate future revenues, which would result in a failure of the business and a loss of the value of your investment.

The acceptance of EBC’s brewing products for its customers is critically important to its success. EBC cannot be certain that the services that it will be offering will be appealing and as a result there may not be any demand for these products and its sales could be limited and it may never realize any revenues. In addition, there are no assurances that if it alters or changes the products it offers in the future that the demand for these new products will develop and this could adversely affect our business and any possible revenues.

If demand for the products EBC plans to offer slows, then its business would be materially affected, which could result in the loss of your entire investment of EBC’s common stock.

Demand for products which we intend to sell depends on many factors, including:

●	the number of customers EBC is able to attract and retain over time.

●	the economy, and in periods of rapidly declining economic conditions, customers may defer products such as ours in order to pay secured debts or debts that must be paid in order to remain solvent.

●	the competitive environment in the micro-brewery market may force it to reduce prices below its desired pricing level or increase promotional spending.

●	the ability to anticipate changes in consumer preferences and to meet customers’ needs in a timely cost effective manner.

For the long term, demand for the products we plan to offer may be affected by:

●	the ability to establish, maintain and eventually grow market share in a competitive environment.

●	delivery of its information globally, geopolitical changes, changes in liquor regulations, currency fluctuations, natural disasters, pandemics and other factors beyond our control may increase the cost of items it purchases, create communication issues or render product delivery difficult which could have a material adverse effect on its sales and profitability.

All of these factors could result in immediate and longer term declines in the demand for the products it plans to offer, which could adversely affect its sales, cash flows and overall financial condition.

EBC has limited management resources, and will be dependent on key executives. The loss of the services of the current officers and directors could severely impact EBC’s business operations and future development, which could result in a loss of revenues and adversely impact the ability to ever sell any shares owned.

EBC is relying on a small number of key individuals to implement its business and operations and, in particular, the professional expertise and services of Michael J. Rapport, our President, Chief Executive Officer, Secretary, and Chairman of the Board of Directors; Kenneth Wiedrich, our Chief Financial Officer; and Evan Rapport, our Vice President and a member of the Board of Directors. Accordingly, EBC may not have sufficient managerial resources to successfully manage the increased business activity envisioned by its business strategy.  In addition, EBC's future success depends in large part on the continued service of Mr. Michael Rapport and Mr. Evan Rapport.  EBC has not entered into an employment agreement with Michael Rapport, and has an employment agreement with Evan Rapport that runs for three years. If either of these persons chooses not to serve as officers or if they are unable to perform their duties, this could have an adverse effect on Company business operations, financial condition and operating results if it is unable to replace them with other individuals qualified to develop and market its business.  The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any stock owned.

EBC’s industry requires attracting and retaining talented employees, and the inability to retain such talented employees could result in the loss of the value of your investment.

Success in the microbrew industry does and will continue to require the acquisition and retention of highly talented and experienced individuals.  Due to the growth in the market segment targeted, such individuals and the talent and experience they possess is in high demand.  There is no guarantee that we will be able to attract and maintain access to such individuals.  If we fail to attract, train, motivate and retain talented personnel, our business, financial condition, and operating results may be materially and adversely impacted, which could result in the loss of your entire investment.

The speculative nature of our business could result in unpredictable results and a loss of the value of your investment.

The microbrewery and beer brewing industry is extremely competitive and the commercial success of any product is often dependent on factors beyond our control, including but not limited to market acceptance and retailers' prominently shelving and selling our products.  We may experience substantial cost overruns in manufacturing and marketing our products, and may not have sufficient capital to successfully complete any of our projects.  We may also incur uninsured losses for liabilities which arise in the ordinary course of business in the manufacturing industry, or which are unforeseen, including but not limited to trademark infringement, product liability, and employment liability.

Competition that EBC faces is varied and strong.

EBC’s products and industry as a whole are subject to extreme competition.  There is no guarantee that we can sustain our market position or expand our business.  We anticipate that the intensity of competition in the future will increase.

We compete with a number of entities in providing products to our customers.  Such competitor entities include: (1) a variety of large nationwide corporations, including but not limited to public entities and companies that have established loyal customer bases over several decades; (2) local breweries and microbreweries that have the same or a similar business plan as we do; and (3) a variety of other local and national breweries and with which we either currently or may, in the future, compete.

Many of our current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition than we have.  As a result, these competitors may have greater credibility with both existing and potential customers.  They also may be able to offer more competitive products and services and more aggressively promote and sell their products.  Our competitors may also be able to support more aggressive pricing than we will be able to, which could adversely affect sales, cause us to decrease our prices to remain competitive, or otherwise reduce the overall gross profit earned on our products.

Additionally, our third party providers themselves are subject to the intensely competitive market.  We rely on such providers for underlying services and products that enable and/or facilitate the creation of our products.  Competition or grain shortages may affect our suppliers’ ability to innovate and to continue existing product and service offerings, which could result in the loss of the value of your entire investment.

Our success in business and operations will depend on general economic conditions.

The success of EBC depends, to a large extent, on certain economic factors that are beyond its control.  Factors such as general economic conditions, levels of unemployment, interest rates, tax rates at all levels of government, competition and other factors beyond EBC’s control may have an adverse effect on EBC’s ability to sell its products and to collect sums due and owing to it.

Changes in consumer preferences and discretionary spending may have a material adverse effect on our revenue, results of operations and financial condition.

Our success depends, in part, upon the popularity of our products and our ability to organically develop new brands or acquire the licensing or distribution rights to existing brands that appeal to consumers.  Shifts in consumer preferences away from our products, our inability to develop new products that appeal to consumers, or changes in our product mix that eliminate items popular with some consumers could harm our business.  Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income.  Accordingly, we may experience declines in revenue during economic downturns or during periods of uncertainty.  Any material decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

EBC may not be able to successfully implement its business strategy, which could adversely affect its business, financial condition, results of operations and cash flows.  If EBC cannot successfully implement its business strategy, it could result in the loss of the value of your investment.

Successful implementation of its business strategy depends on factors specific to the liquor industry and micro-breweries specifically, and the state of the financial industry and numerous other factors that may be beyond its control.  Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on its business, its financial condition, and results of operations and cash flow:

●	The competitive environment in the micro-brew industry that may force us to reduce prices below the optimal pricing level or increase promotional spending;

●	Its ability to anticipate changes in consumer preferences and to meet customers’ needs for our products in a timely cost effective manner; and

●	Its ability to establish, maintain and eventually grow market share in a competitive environment.

There are no substantial barriers to entry into the industry, and because EBC has only limited copyright protection for the products it intends to sell, there is no guarantee someone else will not duplicate its ideas and bring them to market before it does, which could severely limit EBC’s sales and revenues.  If EBC cannot generate sales and revenues, it could result in the loss of the value of your investment.

Because EBC has limited copyright and trademark protection, unauthorized persons may attempt to copy aspects of EBC’s business, including its product design or functionality, services or marketing materials. Any encroachment upon EBC’s corporate information, including the unauthorized use of its brand names, the use of a similar name by a competing company, or a lawsuit initiated against EBC for infringement upon another company's proprietary information or improper use of their copyright, may affect its ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on its business.  Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce EBC’s intellectual property rights, to protect its trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others.  Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm its business operations and/or results of operations.  As a result, an investment in the Company could result in the loss of the entire investment.

Failure of third-party distributors upon which we rely could adversely affect our business and result in the loss of your investment.

Like most craft brewers, EBC plans to rely heavily on third party distributors for the sale of their products to retailers.  The loss of a significant distributor could have a material adverse effect on EBC’s business, financial condition and results of operations.  EBC’s distributors often represent competing specialty beer brands, as well as national beer brands, and are to varying degrees influenced by their continued business relationships with other brewers.  EBC’s independent distributors may be influenced by a large brewer if they rely on that brewer for a significant portion of their sales.  While we believe that the relationships between EBC and its distributors are generally good, many of these relationships are relatively new and untested and there can be no assurance that EBC’s distributors will continue to effectively market and distribute EBC’s beer.  The loss of any distributor or the inability to replace a poorly performing distributor in a timely fashion could have a material adverse effect on the business, financial condition and results of operations of EBC.  Furthermore, no assurance can be given that EBC will successfully attract new distributors as they increase their presence in their existing markets or expand into new markets.

We likely will have limited market for the acquired brands in a concentrated geographic area.

Bayhawk Ales primarily has sold its products through different distributors across California, as well as through Prestige Imports, Mt Clemens, MI, which represents the Bayhawk products nationally.   There is no assurance that Bayhawk’s brands will be as widely accepted, or that consumers in new geographic markets will be receptive to Bayhawks’s products.  Management believes that California and Private Label Sales are likely to continue to be the largest market for its brands, and that regional identification may assist EBC’s competitors in other regions. Penetration of other regional markets is an important element of EBC’s expansion plan, and failure to accomplish this objective will hinder the success of the expansion plan and could have a material adverse impact on EBC’s business, financial condition, and results of operations.

EBC depends on a limited number of suppliers; cost and availability of raw materials.

EBC relies upon a limited number of suppliers for raw materials used to make and package EBC’s products, including, but not limited to, providers of hops, grains and other products necessary for us to manufacture our product.  EBC’s success will depend in part upon our ability to successfully secure such materials from suppliers that are delivered with consistency and at a quality that meets our requirements.  The price and availability of these materials are subject to market conditions.  Increases in the price of our products due to the increase in the cost of raw materials could have a negative effect on our business.

If EBC is unable to obtain sufficient quantities or other raw materials, delays or reductions in product shipments could occur which would have a material adverse effect on the business, financial condition and results of operations of EBC.  The costs of grains and hops are volatile and unpredictable.  As with most agricultural products, the supply and price of raw materials used to produce EBC’s beer can be affected by a number of factors beyond EBC’s control, such as frosts, droughts, other weather conditions, economic factors affecting growing decisions, and various plant diseases and pests.  If any of the foregoing were to occur, no assurance can be given that such condition would not have a material adverse effect on the business, financial condition and results of operations of EBC.  In addition, the results of operations of EBC are dependent upon its ability to accurately forecast its requirements of raw materials.  Any failure by EBC to accurately forecast its demand for raw materials could result in an inability to meet higher than anticipated demand for products or producing excess inventory, either of which may adversely affect results of operations of EBC.

While EBC believes that the relations of Bayhawk and Evans Brewing California with their suppliers are good, there can be no assurance that these suppliers will be able or willing to supply EBC with materials at the current pricing levels, or at all, or that it will be successful in engaging alternative suppliers on commercially reasonable terms which meet the quality or pricing levels currently experienced by EBC.  As a result, should EBC’s costs increase and if those increases are unable to be passed on to its customers, our business, financial condition, and results of operations and cash flows may be materially adversely impacted, which could result in the loss of your entire investment.

Product Concentration; dependence on new product introductions.

EBC is dependent on three principal brands: the Bayhawk Brands; the Evans Brands; and the Pigs Eye Brands, to generate revenues.  While we anticipate expanding our product offerings, we expect that these brands will continue to account for a large portion of our revenues for the foreseeable future.  Therefore, EBC’s future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of these beer products.  There can be no assurance that EBC's beer products will continue to achieve market acceptance.  Initial sales for a new alcoholic beverage product may be caused by the interest of distributors and retailers to have the latest product on hand for potential future sale to consumers.  As a result, initial stocking orders for, or sales of, a newly introduced alcoholic beverage product may not be indicative of market acceptance and long term consumer demand.  A decline in the demand for any of EBC's beers as a result of competition, changes in consumer tastes and preferences, government regulation or other factors would have a material adverse effect on EBC's business, operating results and financial condition.  In addition, there can be no assurance that EBC will be successful in importing, developing, managing, introducing and marketing additional new alcoholic beverage products that will sustain sales growth in the future.

Our revenue growth rate depends primarily on our ability to satisfy relevant channels and end-customer demands, identify suppliers of our necessary ingredients and to coordinate those suppliers, all subject to many unpredictable factors.

We may not be able to identify and maintain the necessary relationships with suppliers of product and services as planned.  Delays or failures in deliveries could materially and adversely affect our growth strategy and expected results.  As we supply more customers, our rate of expansion relative to the size of such customer base will decline. In addition, one of our biggest challenges is securing an adequate supply of suitable product.  Competition for product is intense, and commodities costs subject to price volatility.

Our ability to execute our business plan also depends on other factors, including:

●	there is no guarantee that we will enter into definitive agreements with distributors and on acceptable terms;

●	hiring and training qualified personnel in local markets;

●	managing marketing and development costs at affordable levels;

●	cost and availability of labor;

●	the availability of, and our ability to obtain, adequate supplies of ingredients that meet our quality standards; and

●	securing required governmental approvals in a timely manner when necessary.

We lack sales, marketing and distribution capabilities and depend on third parties to market our products.

We have minimal personnel dedicated solely to sales and marketing of our products and therefore we must rely primarily upon third party distributors to market and sell our products.  These third parties may not be able to market our product successfully or may not devote the time and resources to marketing our products that we require.  We also rely upon third party carriers to distribute and deliver our products.  As such, our deliveries are to a certain extent out of our control.  If we choose to develop our own sales, marketing or distribution capabilities, we will need to build a marketing and sales force with technical expertise and with supporting distribution capabilities, which will require a substantial amount of management and financial resources that may not be available.  If we or a third party are not able to adequately sell and distribute our product, our business will be materially harmed.

The manufacture and sale of alcoholic beverages is regulated by federal and state law; taxation.

The manufacture and sale of alcoholic beverages is a business that is highly regulated and taxed at the federal, state and local levels.  EBC’s operations may be subject to more restrictive regulations and increased taxation by federal, state and local governmental agencies than are those of non-alcohol related businesses.  For instance, operation of EBC’s breweries requires various federal, state and local licenses, permits and approvals.  The loss or revocation of any existing licenses, permits or approvals, failure to obtain any additional or new licenses, permits or approvals or the failure to obtain approval for the transfer of any existing permits or licenses could have a material adverse effect on the ability of EBC to conduct its business.  Certain states have laws restricting or forbidding a combined pub and brewery.  Furthermore, U.S. Treasury Department, Bureau of Alcohol, Tobacco and Firearms ("BATF") regulations prohibit, among other things, the payment of beer slotting allowances to retailers. These regulations have the effect of preventing competitors with greater financial resources from excluding smaller brewers from retailers.  Any repeal or substantial modification of these regulations or the enactment of any new legislation or regulations could have a material adverse effect on the business, financial condition and results of operations of EBC.

The distribution of alcohol-based beverages is also subject to extensive federal and state taxation.  Our operations may be subject to increased taxation as compared with those of non-alcohol related businesses.  In such event, we have to raise prices on our products in order to maintain profit margins.  The effect of such an increase could negatively impact our sales or profitability.

We face various operating hazards, which if not addressed correctly, could result in the reduction of our operations and the loss of your investment.

EBC’s operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging.  EBC’s products are not pasteurized.  While EBC has never experienced a contamination problem in their products, the occurrence of such a problem could result in a costly product recall and serious damage to the reputation of EBC for product quality.  EBC’s operations also subject employees and others to certain injury and liability risks normally associated with the operation and possible malfunction of brewing and other equipment.  Although EBC maintains insurance against certain risks under various general liability and product liability insurance policies, no assurance can be given that EBC’s insurance will be adequate to fully cover any incidents of product contamination or injuries resulting from brewery operations.  We cannot assure you that we will be able to continue to maintain insurance with adequate coverage for liabilities or risks arising from our business operations on acceptable terms.  Even if the insurance is adequate, insurance premiums could increase significantly which could result in higher costs to us.

Litigation and publicity concerning product quality, health and other issues, which can result in liabilities and also cause customers to avoid our products, could adversely affect our results of operations, business and financial condition.

Beverage and food service businesses can be adversely affected by litigation and complaints from customers or government authorities resulting from food and beverage quality, illness, injury or other health concerns or operating issues stemming from consumption of products.  Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from buying our products. We could also incur significant liabilities, if a lawsuit or claim results in a decision against us, or litigation costs, regardless of the result.  Further, any litigation may cause our key employees to expend resources and time normally devoted to the operations of our business.

The alcohol-based beverage industry also faces the possibility of class action or other similar litigation alleging that the continued excessive use or abuse of alcohol-based beverages has caused death or serious health problems.  It is also possible that federal or state governments could assert that the use of alcohol-based beverages has significantly increased that portion of health care costs paid for by the government.  Litigation or assertions of this type have adversely affected companies in the tobacco industry.  It is possible, however, that our suppliers could be named in litigation of this type which could have a negative impact on their business and, in turn, could also have a significant negative impact on our business.

Risks Related to Our Common Stock and the Share Exchange

Investors who choose to purchase shares of EBC common stock if and when offered, may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws.

As of the date of this Report, our common stock had been accepted for trading on the OTC Markets Pink Sheets, although there can be no guarantee that any market will ever develop for our common stock, or if developed, may not be sustained in the future.  Investors should be aware that there might be additional significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having our shares available for trading on the OTC QB or QX markets, investors should consider any secondary market for our securities to be a limited one.

Sales of our common stock under Rule 144 could reduce the price of our stock.

None of our outstanding common shares are currently eligible for resale under Rule 144. In general, persons holding restricted securities in a publicly reporting company that is providing current public information meeting the requirements of Rule 144, including affiliates, must hold their shares for a period of at least six months.  Because EBC was previously a “shell company” as defined in the rules of the SEC, Rule 144 is unavailable until one year from the date on which EBC filed “Form 10 information” with the SEC (namely, December 15, 2015), which was contained in this Proxy Statement/Registration Statement and was incorporated by reference into the Current Report on Form 8-K filed on December 15, 2015. Additionally, affiliates of EBC may not sell more than one percent of the total issued and outstanding shares in any 90-day period and must resell the shares in an unsolicited brokerage transaction at the market price. If substantial amounts of our common stock become available for resale under Rule 144 once a market has developed for our common stock, the then-prevailing market prices for our common stock may be reduced.

We may, in the future, issue additional securities, which would reduce our stockholders’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes us to issue 100,000,000 shares of common stock. As of the date of this annual report, we had 4,469,863 shares of common stock outstanding. Accordingly, we may issue up to an additional 95,530,137 shares of common stock. The future issuance of common stock may result in additional dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock.  Additionally, our board of directors may designate the rights terms and preferences of one or more series of preferred stock at its discretion including conversion and voting preferences without prior notice to our stockholders.  Any of these events could have a dilutive effect on the ownership of our shareholders, and the value of shares owned.

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

Due to the lack of a trading market for our securities, you may have difficulty selling any shares you purchase in this offering, which could result in the loss of your investment.

There is presently no demand for our common stock and only a limited public market exists for the shares..  We have worked with a market maker and our shares have been accepted for trading on the OTC Markets Pink Sheets. However, there is no guarantee that a trading market will ever develop.  The OTC Markets are regulated quotation services that display real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities.  The services are not an issuer listing service, market or exchange. To be eligible for quotation on the OTC Markets OTCQB or OTCQX markets, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. If no market is ever developed for our common stock, it will be difficult or impossible for you to sell any shares you purchase in this offering.  In such case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.  In addition, if EBC fails to have its common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

Not required for Smaller Reporting Companies.

ITEM 2.          PROPERTIES.

Office Locations - The Company has office space at 3815 S. Main Street, Santa Ana, CA 92707 and warehouse space at 3815 S. Main Street, Santa Ana, CA 92707(2,000 square feet) and it rents space for its mill at 3859 S. Main Street, Santa Ana, CA 92707 (1,500 square feet). The combined rent for the office and warehouse space along with the mill is $3,944 a month, based on an annual lease that renews in August. Management believes that the office space that it has is adequate for now.

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

On October 15, 2014, Bayhawk (Ales, Inc. (“Bayhawk”) and the Company entered into an Asset Purchase and Share Exchange Agreement (the “Agreement”), subject to receiving approval of the independent Bayhawk shareholders who vote on the transaction. On September 17, 2015, the independent Bayhawk shareholders approved the agreement by a vote of 251,212 shares for and 1,600 shares against. As such, Bayhawk sold to EBC, and EBC purchased from Bayhawk, the assets of Bayhawk, including but not limited to: (A) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Bayhawk Ales label (as defined in the Agreement and discussed in more detail below) and (B) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Evans Brands (as defined in the Agreement and discussed in more detail below)(collectively, the “Transferred Assets”). The transaction closed on December 10, 2015. Bayhawk retained ownership of 100% of the stock in Evans Brewing CO (CA) (“Evans Brewing California”) which has the brewers license at City Brewery in Lacrosse, WI (where the non-craft brands will be brewed, with the balance of the craft brands being brewed in Irvine, California). Based on the affirmative vote by the independent Bayhawk shareholders to approve the Asset Purchase transaction, EBC proceeded with the share exchange and tender offer to the Bayhawk shareholders, pursuant to which EBC offered to exchange shares of EBC common stock for shares of Bayhawk common stock, on a one-for-one basis (the “Exchange Offer”). Bayhawk shareholders had until December 2, 2015, to tender their Bayhawk shares in the share exchange. Bayhawk shareholders also had until December 2, 2015, to rescind the exchange of shares. There also was no minimum number of shares of Bayhawk common stock that must be tendered for the Exchange Offer to close. At the close of the share exchange on December 2, 2015, Premier Stock Transfer accepted on behalf of EBC 4,033,863 Bayhawk. shares and issued 4,033,863 shares of EBC common stock upon the terms and subject to the conditions set forth in the Asset Purchase and Share Exchange Agreement by and between EBC and Bayhawk, dated October 15, 2014, as amended (the “Asset Purchase Agreement”). EBC filed a copy of the Asset Purchase Agreement as an annex to a combination registration statement and proxy statement on Form S-4. The Bayhawk shares were validly tendered pursuant to the Exchange Offer and not withdrawn.

Market Information

Our Common Stock has been accepted for trading on the OTC Pink Sheets.

Description of Securities

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2015, after the exchange of shares there were 4,469,863 shares of common stock outstanding.  As of December 31, 2014, an aggregate of 436,000 shares of our common stock were issued and outstanding and 0 shares of our preferred stock were outstanding.

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

Preferred Stock. Our Articles of Incorporation also provide that we are authorized to issue up to 10,000,000 shares of preferred stock with a par value of $.0001 per share. As of the date of this report, there are 0 shares of preferred stock issued and outstanding. Our Board of Directors has the authority, without further action by the shareholders, to issue from time to time the preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

Holders of Common stock

At March 30, 2016, there were 520 registered shareholders otherwise entitled to hold our common shares.

Transfer Agent and Registrar

Globex Transfer, LLC is currently the transfer agent and registrar for our common stock.  Its address is 780 Deltona Blvd, suite 202, Deltona, FL 32725.  Its phone number is (813) 344-4490.

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

Recent Sales of Unregistered Securities

The only activity in the unregistered securities was on October 9, 2014, when The Michael J. Rapport Trust (the “Trust”) agreed to the cancellation of 9,600,000 of the shares of common stock that it had acquired and retained 400,000 shares of common stock. The board also awarded 6,000 shares of common stock to its members for services and also issued 30,000 shares of common stock to Tech Associates, Inc. (a company owned by Richard Chiang) for services rendered pursuant to a consulting agreement. The Company’s total shares of common stock outstanding as of December 31, 2014 were 436,000.

In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.  None of the transactions involved a public offering.

On December 2, 2015, Premier Stock Transfer accepted on behalf of EBC., 4,033,863 Bayhawk shares and issued 4,033,863 shares of EBC common stock upon the terms and subject to the conditions set forth in the Asset Purchase and Share Exchange Agreement by and between EBC and Bayhawk, dated October 15, 2014, as amended (the “Asset Purchase Agreement”). EBC filed a copy of the Asset Purchase Agreement as an annex to a combination registration statement and proxy statement on Form S-4. The Bayhawk shares were validly tendered pursuant to the Exchange Offer and not withdrawn.

The EBC shares issued in connection with the Share Exchange were issued pursuant to the effective registration statement on Form S-4.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.          SELECTED FINANCIAL DATA.

Not required for Smaller Reporting Companies.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

There are statements in this Annual Report on Form 10-K that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire proxy statement/registration statement carefully, especially the risks discussed under “Risk Factors.” Although management believes that the assumptions underlying the forward looking statements included in this proxy statement/registration statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this proxy statement/registration statement will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We expressly disclaim any obligation to update or revise any forward-looking statements. The following discussion and analysis of the results of operations and financial condition of Evans Brewing Company, Inc (Formerly ALPINE 3, Inc.) should be read in conjunction with the Selected Combined Financial Data, Evans Brewing Company’s financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-K.

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

Pursuant to negotiations between EBC’s management and the management of Bayhawk Ales Inc. (“Bayhawk”), EBC and Bayhawk determined to enter into an Asset Purchase and Share Exchange Agreement (the “Agreement”), subject to the approval by the stockholders of Bayhawk, as discussed herein. Pursuant to the Agreement, EBC acquired the assets and operations of Bayhawk, including the assets and operations Evans Brewing Company, a California corporation (“Evans Brewing California”), but not including the owners of the outstanding shares of Evans Brewing California common stock, which Bayhawk retained.. Bayhawk and EBC are under common control by our majority shareholder at the time of the share exchange and as a result the transaction will be accounted for as a business combination under common control, a method similar to the pooling-of-interest method ("Pooling-of-Interest"). EBC will be the operating entity going forward. The financial statements reflect the combined operations and combined history of both companies.

Results of Operations for the twelve months ended December 31, 2015 and December 31, 2014.

Our operating results are summarized as follows:

	Twelve months ended December 31, 2015	Twelve months ended December 31, 2014
Revenue	$1,952,301	$2,033,072
Cost of sales	$1,456,613	$1,440,538
Operating expenses	$849,827	$777,022
Other income (expenses)	$14,210	$330,531
Net income (loss)	$(353,923)	$120,648

Revenues

During the year ended December 31, 2015, the sales of Evans Brewing Company, Inc. were $1,952,301 compared $2,033,072 for the same period ending December 31, 2014. The decrease in sales for the current period compared to the prior period is due to a fire in the brewery that occurred in September of 2014. The brewery was shut down for three months and as a result lost many of its customers. It has taken almost all of 2015 to get back these customers.

Operating Expenses

Operating expenses for the year ended December 31, 2015, were $849,827 compared to $777,022 for the year ended December 31, 2014. The increase in operating expenses are largely attributable to legal, accounting and audit fees related to our S-4 registration statement to complete the asset purchase agreement with Bayhawk. There was an increase in professional services of approximately $209,000 offset by a decrease in general and administrative expense of approximately $150,000.

Interest Expense:

Interest expense for the year ended December 31, 2015, was $12,197, compared to $1,928, for the year ended December 31, 2014. This interest is mainly due to the related party note carried by EBC.

Other Income:

Other income for the year ended December 31, 2015, was $22,411 compared to $333,834 for the year ended December 31, 2014. Both amounts are associated with the claim receivable established by EBC in 2014 for the fire that damaged the brewery. EBC set up a claim receivable for $300,000 and treated the gain as other income. EBC was paid $322,410 by the insurance company in 2015, with $300,000 offsetting the receivable and the balance treated as other income.

Net Loss:

Net loss from operations for the year ended December 31, 2015, was $353,923, compared to a gain of $120,648 for the year ended December 31, 2014. The net loss for the fiscal year ended December 31, 2015, was made up of a loss from operations of $354,138, less other income of $14,210, plus a loss from taxes paid of $13,995. The gain of $120,648 for the year ended December 31, 2014, was made up of a net loss from operations of $184,488, plus a gain from other income of $333,834, less taxes paid of $25,395.

Liquidity and Capital Resources

Working Capital

	December 31, 2015	December 31, 2014
Current Assets	$737,564	$1,154,279
Current Liabilities	$487,760	$536,410
Working Capital	$249,804	$617,869

Cash Flows

	For the twelve months ended December 31, 2015	For the twelve months ended December 31, 2014
Cash used by Operating Activities	$75,417	$147,559
Cash provided (used in) Investing Activities	$(337,844)	$(105,283)
Cash provided by Financing Activities	$247,372	$(113,991)
Decrease in Cash	$(15,055)	$(71,715)

Cash Used In Operating Activities

For the year ended December 31, 2015, cash used in operating activities was made up mainly of the loss of $353,923 offset by the reduction in claims receivable of $300,000, reduction in deposits of $86,000, decrease in inventory and depreciation of $46,396. For the year ended December 30, 2014, cash used in operating activities was the made up mainly by a gain from operations of $120,648 plus $189,498 in depreciation and amortization and a decrease in inventory offset by the claim receivable of $300,000 and an increase in accounts receivable and prepaid expense.

Cash used in investing activities:

For the year ended December 31, 2015, cash used in investing activities was $337,844 used for the purchase of fixed assets. For the year ended December 31, 2014, cash used in investing activities was $170,377 used for the purchase of fixed assets offset by the disposal of property of $28,000 and the acquisition of Evans Brewing California.

Cash from Financing Activities

For the year December 31, 2015, cash provided by financing activities consisted of $274,042 received from issuance of notes offset by payments on leased equipment of $26,670. For the year ended December 31, 2014, cash used in financing activities consisted of $117,500 received from issuance of notes offset by lease equipment payment of $160,020 and payment on notes payable of $71,471.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between EBC and any other entity that have, or are reasonably likely to have, a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Impact of Inflation

The business will have to absorb any inflationary increases on development costs in the short-term, with the expectation that it will be able to pass inflationary increases on costs on to customers through price increases on the release of new/enhanced products into the market and hence management does not expect inflation to be a significant factor in our business.

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

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements.  Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made, and

●	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

EBC bases its estimates and judgments on our experience, our current knowledge, and our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: share-based compensation expense, income taxes, and derivative financial instruments.

Share-Based Compensation Expense.   EBC plans to calculate share-based compensation expense for option awards and warrant issuances ("Share-based Awards") based on the estimated grant/issue-date fair value using the Black-Scholes-Merton option pricing model ("Black-Sholes Model"), and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures.   The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards.  Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty.  In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Income Taxes. As part of the process of preparing our financial statements, EBC will be required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense.

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

New Accounting Pronouncements

The FASB issued ASU 2015-11 in July, 2015, to provide guidance on how an entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

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

Recent Events

Closing of Asset Purchase Transaction

On December 10, 2015, EBC completed the previously announced acquisition of the assets and liabilities of Bayhawk, pursuant to an Asset Purchase and Share Exchange Agreement between EBC and Bayhawk, dated October 15, 2014 (subsequently amended and restated on August 6, 2015 (as amended, the “Agreement”)).

Pursuant to the Agreement, Bayhawk had agreed to sell, and EBC had agreed to purchase, substantially all of Bayhawk’s assets, as well as its liabilities (collectively, the “Asset Purchase Transaction”). The assets and liabilities of Bayhawk include personal property, intellectual property, inventory, selected distribution contracts, websites, documents, and all other assets however delineated relating to the Bayhawk Ales labels; and (B) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Evans Brands (collectively, the “Transferred Assets”), and the assumption by EBC, pursuant to the terms and conditions set forth in the Agreement, of all of the liabilities of Bayhawk (the “Assumed Liabilities”). (The “Evans Brands” include the former assets of Pig’s Eye Brewing Company, including its original beers, lagers and ales (“Pig’s Eye Brands”), as well as Evans Lager Original, Evans Lager Black, Evans Lager Light, Bad Kat Ice, and Dead Presidents.) Pursuant to the Agreement, EBC has the right to purchase from Bayhawk 100% ownership in Evans Brewing Company, Inc., a California corporation (“Evans Brewing California”).

Pursuant to the Agreement, EBC and Bayhawk agreed to seek approval of the shareholders of Bayhawk relating to the Asset Purchase Transaction. Because the principal majority stockholders of Bayhawk are also significant stockholders of EBC, Bayhawk and EBC agreed to proceed with the Asset Purchase Transaction if it was approved by the holders of at least a majority of the Independent Shares (i.e. shares not held by Bayhawk’s majority shareholder, The Michael J. Rapport Trust, or by Evan Rapport, who is an officer of EBC and the son of Michael Rapport) that actually vote on the Asset Purchase Transaction proposal.

As noted above, EBC and Bayhawk filed a registration statement on Form S-4 with the U.S. Securities and Exchange Commission (the “Registration Statement”), which went effective on August 10, 2015. The Registration Statement included a proxy statement seeking the votes of the Bayhawk shareholders on the Asset Purchase Transaction by written consent. On September 17, 2015, the voting period closed, and EBC announced that approximately 99% of the shares that were voted had voted in favor of the Asset Purchase Transaction.

In connection with the Asset Purchase Transaction, EBC and Bayhawk entered into a General Assignment and Bill of Sale agreement (the “Bill of Sale”) which outlined the specific assets purchased, as well as an Assignment and Assumption of Liabilities agreement (the “Assumption Agreement) which outlined the specific liabilities of Bayhawk assumed by EBC.

Equipment Lease to Bayhawk

Following the closing of the Asset Purchase Transaction, EBC entered into an equipment lease (the “Equipment Lease”) with Bayhawk pursuant to which EBC leased the brewing equipment to Bayhawk. The Equipment Lease was effective as of December 1, 2015, and continues month to month. Bayhawk agreed to pay a minimum of $15,000 per month or net profits from operations, whichever is greater. The title to the leased equipment will remain with EBC, and EBC has the right to inspect the equipment and its usage.

The foregoing summaries of the terms and conditions of the Bill of Sale, the Assumption Agreement, and the Equipment Lease (collectively, the “Ancillary Agreements”) do not purport to be complete, and are qualified in their entirety by reference to the full text of the specific Ancillary Agreement, each of which was attached as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2015.

Change in Shell Company Status

In connection with the closing of the Asset Purchase Transaction and the entry into the Bill of Sale and the Assumption Agreement, EBC acquired the assets (other than the ownership of Evans Brewing California), the liabilities, and the operations of Bayhawk. As such, on December 10, 2015, in connection with this acquisition, EBC ceased to be a shell company as defined in Rule 12b-2, in that it has assets consisting of more than cash and cash equivalents, and has a business plan and operations.

Share Exchange

As discussed in more detail in the Registration Statement, as partial consideration for the purchase of the Transferred Assets and the assumption of the Assumed Liabilities, EBC agreed to offer to exchange shares of EBC common stock for all shares of Bayhawk common stock that were tendered in connection with such offer, the transaction being referred to as the “Share Exchange.” The ratio of the share exchange is one (1) share of EBC common stock for each one (1) share of Bayhawk common stock.

Pursuant to the terms of the Agreement, the Share Exchange offer was open for a period (the “Exchange Period”) of seventy-five (75) calendar days following the closing of the voting for the Asset Purchase Transaction. Bayhawk stockholders could tender shares of Bayhawk common stock for participation in the Share Exchange during the Exchange Period. Any Bayhawk stockholder who tendered Bayhawk shares in the Share Exchange had the right to withdraw any such shares tendered at any time until the closing of the Exchange Period. EBC agreed to use its best efforts to issue the EBC Exchange Shares within three (3) Business Days following the Close of the Exchange Period. EBC and Bayhawk agreed that upon the expiration of the Exchange Period, the Share Exchange offer would be terminated, and any Bayhawk shareholders who have not tendered their shares of Bayhawk’s common stock may not be entitled to participate in the Share Exchange. Additionally, any Bayhawk stockholders who elected to not participate in the Share Exchange would remain stockholders of Bayhawk.

On December 2, 2015, Premier Stock Transfer accepted on behalf of Evans Brewing Company, Inc., 4,033,863 Bayhawk Ales, Inc. shares and issued 4,033,863 shares of Evans Brewing Company, Inc. shares of common stock upon the terms and subject to the conditions set forth in the Asset Purchase and Share Exchange Agreement by and between EBC and Bayhawk, dated October 15, 2014, as amended (the “Asset Purchase Agreement”). EBC filed a copy of the Asset Purchase Agreement as an annex to a combination registration statement and proxy statement on Form S-4. The Bayhawk shares were validly tendered pursuant to the Exchange Offer and not withdrawn.

No Change of Control

In connection with the Asset Purchase Transaction, there was no change in control of EBC. The officers and directors of EBC did not change, and the majority ownership of EBC did not change.

Michael J. Rapport owned, through The Michael J. Rapport Trust, a majority of the outstanding common stock of both EBC and Bayhawk. As such, following the closing of the Share Exchange, Mr. Rapport continued to own a majority of the common stock of EBC, and as such, there was no change in control of EBC.

2015 Plan and S-8 Registration Statement

EBC prepared and filed a Registration Statement in accordance with the requirements of Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”), to register the issuance of up to 2,000,000 shares of its common stock, par value $0.0001 per share, that are reserved for issuance with respect to awards to be granted under the Company’s 2015 Stock Option and Stock Award Plan (the “2015 Plan”). EBC’s Board of Directors and Stockholders approved the adoption of the 2015 Plan in October 2015. As of the date of this Annual Report, no shares had been issued pursuant to the 2015 Plan or the Registration Statement.

Off Balance Sheet Arrangements

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector.  These agreements are typically with business partners, and suppliers.  Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.  As a result, the estimated fair value of liabilities relating to these provisions is minimal.  Accordingly, we have no liabilities recorded for these provisions as of December 31, 2015 or December 31, 2014.

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

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

January 2015 Dismissal of Kenne Ruan, CPA, P.C.; Engagement of Anton & Chia, LLP

On January 21, 2015, EBC’s board of directors dismissed Kenne Ruan, CPA, P.C. (“KR”) as EBC’s independent registered public accounting firm effective immediately.

Other than an explanatory paragraph included in audit report of KR for the Company's fiscal year ended December 31, 2013, relating to the uncertainty of the Company's ability to continue as a going concern, the audit report of KR on the Company's financial statements for the fiscal year ended December 31, 2013, and through January 21, 2015, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

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

Also on January 21, 2015, upon approval of EBC’s Board of Directors, EBC engaged Anton & Chia, LLP (“A&C”), as EBC’s independent registered public accounting firm to audit EBC’s financial statements and to perform reviews of interim financial statements. During the fiscal year ended December 31, 2013, through January 21, 2015, neither EBC nor anyone acting on its behalf consulted with A&C regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by A&C on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with KR or a reportable event with respect to KR; (iii) the type of audit opinion that might be rendered on the Company’s financial statements, and none of the following was provided to the Company: (a) a written report, or (b) oral advice that A&C concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or (iv) Any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

September 2015 Resignation of Anton & Chia; Engagement of Kenne Ruan, CPA, P.C.

On September 4, 2015, EBC’s Board of Directors accepted the resignation of A&C, dated the same date, from their engagement to be EBC’s independent certifying accountant. Other than an explanatory paragraph included in A&C’s audit report for EBC’s fiscal year ended December 31, 2014, relating to the uncertainty of BC’s ability to continue as a going concern, the audit report for fiscal year ended December 31, 2014, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. As described below, the change in independent public accounting firms is not the result of any disagreement with A&C. The Board of Directors approved the acceptance of A&C’s resignation.

As noted above, A&C was appointed by the Board of Directors to be the auditor on January 21, 2015. There were no disagreements with A&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of A&C, would have caused A&C to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On September 4, 2015, EBC’s Board of Directors approved the engagement of Kenne Ruan, CPA, PC (“KR”), as EBC’s independent registered public accounting firm.

By way of background, KR was the independent certifying accountant for EBC from its inception in June 2013, and provided an audit report dated July 3, 2013, with respect to EBC’s financial statements as of June 30, 2013; and an audit report dated February 7, 2014, for EBC’s financial statements as of December 31, 2013. Additionally, KR reviewed EBC’s financial statements provided in EBC’s quarterly reports for the quarters ended March 31, June 30, and September 30, 2014 (collectively, the “Prior Services”). EBC previously dismissed KR on January 21, 2015, in connection with the appointment of A&C noted above.

Other than with respect to the Prior Services outlined above, EBC has not consulted with KR during its two most recent fiscal years or during any subsequent interim period prior to its re-appointment as EBC’s auditor with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on EBC’s consolidated financial statements, or any other matters or reportable events as defined in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.          CONTROLS AND PROCEDURES

1.           Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2015.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and were designed to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

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

Based on this evaluation, our management determined that our internal controls over financial reporting were effective as of December 31, 2015, and designed to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

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

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoter and Control Persons

The table below lists all current officers and directors of EBC.  All officers serve at the discretion of the Board of Directors. The term of office of each of our directors expire at our next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

NAME	AGE	POSITION
Michael J. Rapport	59	President/CEO and Director
Evan Rapport	29	Vice President and Director
Kenneth C. Wiedrich	69	CFO
Mark Lamb	52	Director
Roy Roberson	54	Director
Joe Ryan	50	Director

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

Evan Rapport, Vice President and Director

Evan Rapport currently serves as the Vice President and a Director of Evans Brewing Company. He is also the President of Bayhawk Ales Inc., a position he has held since 2013. He also serves as a Managing Partner of TresHermanos, LLC. . In 2011, Mr. Rapport and his father, Michael Rapport, started Evans Premium Lager.

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

Family Relationships

Michael J. Rapport is the father of Evan Rapport.

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

Committees of the Board

None

Board Meetings and Committees; Annual Meeting Attendance

During the year ended December 31, 2015, the Company had 3 formal board meetings and conducted other business through written actions.

During the year ended December 31, 2014, the Company 3 formal Board meetings and conducted other business through written actions.

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

ITEM 11.          EXECUTIVE COMPENSATION.

Summary Compensation Table

The following tables lists the compensation of the Company's principal executive officers for the years ended December 31, 2015 and 2014.  The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.

The following tables sets forth all cash compensation paid by Evans Brewing Company, Inc. (Formerly ALPINE 3, Inc.), for the year ended December 31, 2015 and December 31, 2014.  The tables below sets forth the positions and compensations for each officer and director of Evans Brewing, Company, Inc.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Comp. ($)	Total ($)
Michael J. Rapport President/Chief Executive Officer	2014	$0	-	$100	-	-	-	-	$0

Evan Rapport, Vice President	2014	$0	-	$100	-	-	-	-	$0

Richard Chaing Director	2014	$0	-	$100	-	-	-	-	$0

Mark Lamb Director	2014	$0	-	$100	-	-	-	-	$0

Roy Roberson Director	2014	$0	-	$100	-	-	-	-	$0

Joe Ryan Director	2014	$0	-	$100	-	-	-	-	$0

Kenneth C. Wiedrich. CFO	2014	$0	-	-	-	-		-	$0

(1)	Stock award based on the award of 1,000 shares of common stock

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Comp. ($)	Total ($)
Michael J. Rapport President/Chief Executive Officer	2015	$0	-	$0	-	-	-	-	$0

Evan Rapport, Vice President	2015	$0	-	$0	-	-	-	-	$0

Mark Lamb Director	2015	$0	-	$0	-	-	-	-	$0

Roy Roberson Director	2015	$0	-	$0	-	-	-	-	$0

Joe Ryan Director	2015	$0	-	$0	-	-	-	-	$0

Kenneth C. Wiedrich. CFO	2015	$20,000	-	-	-	-	-	-	$20,000

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. On June 1, 2014, the board determined that members of the board will be granted a restricted stock award covering 1,000 shares of the Company’s common stock which will be vested over a period of one year. The 6,000 shares of restricted common shares were awarded to the six members of the board of directors (1,000 each) during the fiscal year ended December 31, 2014, and recorded as stock based compensation in the financial statements.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through to date.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during periods ending December 31, 2015 and December 31, 2014 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation Arrangements with Executive Management

There were no compensation contracts for any of the executives of the Company at the end of December 31, 2015. Members of the board of directors do have a contract to receive 1,000 shares of restricted common stock as compensation for board services.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Table

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of the Company’s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock and non-qualified Company Options, Company Warrants, and convertible securities that are currently exercisable or convertible into shares of the Company's Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Company Options, Company Warrants, or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as set forth below, the address of each of the individuals listed is care of Evans Brewing Company, 3815 S Main Street, Santa Ana CA 92707.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
The Michael J Rapport Trust 2480 Railroad Street Corona, CA 92880	Common Stock	3,242,684	72.55%

Michael J. Rapport, (2) President, Chief Executive Officer, Chairman	Common Stock	3,242,684	72.55%

Evan Rapport, Vice President, Director 1204 Thorough Lane Irvine, CA 92860	Common Stock	621,458	13.90%

Kenneth Wiedrich, Chief Financial Officer	Common Stock	0	*

Mark Lamb, Director	Common Stock	3,000	*

Roy Roberson, Director	Common Stock	1,506	*

Joe Ryan, Director	Common Stock	115,583	2.59%

All Officers and Directors as a Group (6 Persons)	Common Stock	3,984,231	89.14%

*          Less than one percent.

(1)	Percentage of ownership is based on the 4,469,863 issued and outstanding shares of Common stock as of December 31, 2015. Duplicate entries have been omitted in calculating the shares and percentages as a group.
(2)	Mr. Rapport owns and holds all of his shares through The Michael J. Rapport Trust, of which he is the Trustee. He owns no shares directly.

Under Rule 144 promulgated under the Securities Act, our officers, directors and beneficial shareholders may sell up to one percent (1%) of the total outstanding shares (or an amount of shares equal to the average weekly reported volume of trading during the four calendar weeks preceding the sale) every three months provided that (i) current public information is available about the Company, (ii) the shares have been fully paid for at least one year, (iii) the shares are sold in a broker’s transaction or through a market-maker, and (iv) the seller files a Form 4 with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities ("Reporting Persons"), to file reports with the Commission. The Company believes that during fiscal 2015, all Reporting Persons timely complied with all filing requirements applicable to them, except as follows:

Messrs. Michael Rapport (through the Trust), Evan Rapport, Lamb, Roberson, and Ryan all received shares of EBC common stock in connection with the share exchange, tendering their shares of Bayhawk common stock for shares of EBC common stock. The shares obtained should have been reported on Forms 4 filed within 2 days of the closing of the Share Exchange Transaction. Each of the Forms 4 were filed late.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions

Michael Rapport, through The Michael J. Rapport Trust, is the majority shareholder of EBC. On October 9, 2014, the Trust agreed to the cancellation of 9,600,000 of the shares, and retained 400,000 shares. With the completion of the asset Purchase agreement, Michael Rapport owns 3,242,684 shares of the Company and Evan Rapport owns 621,458 shares of the Company.

Michael J. Rapport, through The Michael J. Rapport Trust, was a shareholder in Bayhawk Ales, Inc., and participated in the Share Exchange Transaction, which was open to all shareholders of Bayhawk. Mr. Rapport, through the Trust, tendered 2,841,684 shares of Bayhawk common stock, and received 2,841,684 shares of EBC common stock (on the same one-for-one terms as all other Bayhawk shareholders who elected to tender Bayhawk shares in the Share Exchange Transaction).

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

Anton & Chia, LLP was the Company’s independent registered public accounting firm from January 21, 2015 through September 4, 2015. Set below are aggregate fees billed by Anton & Chia for professional services rendered for the part of the 2015 fiscal year.

Audit Fees

The fees for the audit and review services billed and to be billed by Kenne Ruan CPA, P.C. for the period from January 1, 2014, to December 31, 2014 were $2,100. Audit fees paid to Kenne Ruan CPA, P.C. for the period September 4, 2015 through December 31, 2015 were $8,500.

The fees for the audit review services billed by Anton & Chia, LLP (“A&C”), for the fiscal year ended January 21, 2015, through September 4, 2015, were $100,000.

Audit Related Fees

None

Tax Fees

The Company has paid Lucas, Horsfall, Accountants $5,000 for preparation of taxes for the year ended December 31, 2015 and $7,000 for the year ended December 31, 2014.

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(3). Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase and Share Exchange Agreement (included as Annex A to the Company’s Registration Statement on Form S-4, previously filed with the Commission).

3.1	Certificate of Incorporation of Evans Brewing Company Inc. (incorporated by reference to Exhibit 3.1 to EBC’s Registration Statement on Form 10, filed July 3, 2013).

3.2	Certificate of Designation of Rights and Preferences for Series A Convertible Preferred Stock (previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2015, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to EBC’s Registration Statement on Form 10, filed July 3, 2013).

4.2	2015 Stock Option and Stock Award Plan (previously filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed with the Commission on March 16, 2016, and incorporated herein by reference).

10.1	Bill of Sale (previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2015, and incorporated herein by reference).

10.2	Assignment and Assumption Agreement (previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2015, and incorporated herein by reference).

10.3	Equipment Lease (previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2015, and incorporated herein by reference).

10.4	Public House Stock Purchase Agreement (previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2015, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.XSD	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

EVANS BREWING COMPANY INC.

Dated: April 19, 2016	By:	/s/ Michael J. Rapport
	Name:	Michael J. Rapport
	Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

	By:	/s/ Kenneth C. Wiedrich
	Name:	Kenneth C. Wiedrich
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Rapport	Chief Executive Officer, Chairman of the Board	April 19, 2016
Michael J. Rapport

/s/ Evan Rapport	Vice President	April 19, 2016
Evan Rapport

/s/ Mark Lamb	Director	April 19, 2016
Mark Lamb

/s/ Roy Roberson	Director	April 19, 2016
Roy Roberson

/s/ Joseph Ryan	Director	April 19, 2016
Joseph Ryan

EVANS BREWING COMPANY INC.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Evans Brewing Company Inc.

We have audited the accompanying consolidated balance sheet of Evans Brewing Company Inc. as of December 31, 2015, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. Evans Brewing Company Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans Brewing Company Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Evans Brewing Company, Inc.

2000 Main Street

Irvine, CA 92614

We have audited the accompanying combined balance sheet of Evans Brewing Company, Inc. (Formerly Alpine 3, Inc.) and Bayhawk Ales, Inc. (the "Companies") as of December 31, 2014, and their related combined statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These combined financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these combined financial statements based on our audit

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Companies were not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companies’ internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Companies as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Anton & Chia, LLP

Newport Beach, CA

April 9, 2015

EVANS BREWING COMPANY, INC.

(Formerly ALPINE 3, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$325,392	$340,447
Accounts receivable	222,358	279,824
Inventory	178,814	213,143
Insurance claim	-	300,000
Prepaid expense	11,000	20,865
Total Current Assets	737,564	1,154,279
Fixed Assets
Equipment and leasehold improvements net of depreciation	469,039	177,591
Total Fixed Assets	469,039	177,591
Other Assets
Deposits	135,000	221,000
Deferred tax assets	8,750	87,942
Total Other Assets	143,750	308,942

Total Assets	$1,350,353	$1,640,812

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	171,081	250,074
Accrued expense	-	23,591
Accrued interest	7,754	1,579
Accrued Salary	4,730	-
Refundable deposits	107,574	120,613
Current deferred tax liability	8,750	87,942
Lease payable	-	26,670
Auto loan – current portion	4,672	-
Notes payable – current portion	75,199	7,941
Notes payable to related party	108,000	18,000
Total Current Liabilities	487,760	536,410

Long Term Liabilities
Auto loan- long term portion	5,419	-
Notes payable – long term portion	106,693	-
Convertible notes payable to related party	100,000	100,000
Total Liabilities	699,872	636,410

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, series A, $0.0001 par value,0 issued and outstanding as of December 30, 2015 and 0 issued and outstanding as of December 31, 2014 respectively	-	-
Common Stock, authorized 100,000,000 shares, $0.0001 par value, 4,469,863 issued and outstanding as of December 31, 2015 and 4,884,624 shares issued and outstanding as of December 31, 2014, respectively	447	488
Additional Paid in Capital	2,084,345	2,084,304
Accumulated Deficit	(1,434,311)	(1,080,390)
Total Stockholders' Equity	650,481	1,004,402
Total Liabilities and Stockholders' Equity	$1,350,353	$1,640,812

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2015	2014

Sales- net	$1,952,301	$2,033,072
Cost of sales	1,456,612	1,440,538
Gross Profit	495,689	592,534

Operating expenses
Professional services	335,971	126,827
Stock based compensation	-	3,600
Administrative salaries	116,375	210,621
Selling expense	261,680	150,408
General and administrative expense	135,801	285,566
Total Operating Expenses	849,827	777,022

(Loss) from continuing operations	(354,138	(184,488)

Other Income (Expense)
Interest expense	(12,197)	(1,928)
Loss on prior year write-off	3,996	(1,375)
Other income	22,411	333,834
Total other income (expenses)	14,210	330,531

Net (loss) before income taxes	(339,928)	146,043

Income taxes	13,995	25,395
Net (Loss)	$(353,923)	$120,648

Earnings (loss) per share;
Basic	$(0.08)	$0.01

Weighted average number of shares outstanding	4,469,863	9,973,587

The accompanying notes are an integral part of these consolidated financial statements.

EVANS BREWING COMPANY, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31,2013	-	$-	11,005,732	1,100	1,814,403	(1,201,036)	614,467

Cash contribution	-	-	-	-	3,050	-	3,050
Stock cancellation			(9,600,000)	(960)	960	-	-
Stock issued for services	-	-	36,000	4	3,596	-	3,600
Stock based compensation		-	68,703	7	32,907	-	32,977
Issuance of stock	-	-	3,374,189	337	229,325	-	229,662
Net loss for period ending December 31, 2014	-	-	-	-	-	120,648	120,648
Balance, December 31, 2014	-	$-	4,884,624	$488	$2,084,304	$(1,080,388)	$1,004,404

Shares unclaimed and canceled	-	-	(414,761)	(41)	41	-	-
Net Loss for period ending December 31, 2015	-	-	-	-	-	(353,923)	(353,923)
Balance, December 31, 2015	-	-	4,469,863	447	2,084,345	(1,434,311	650,481

The accompanying notes are an integral part of these consolidated financial statements.

EVANS BREWING COMPANY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(353,923)	$120,648
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	36,577
Shareholder service contribution	-	3,050
Insurance claim receivable	300,000	(300,000)
Deposits	86,000	-
Loss on sale of asset	-	1,375
Deferred taxes	-	21,084
Depreciation and amortization	46,396	189,498
Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expense	9,865	(14,433)
(increase) Decrease in inventory	34,329	95,275
(Increase) Decrease in accounts receivable	57,466	(31,557)
Increase (decrease) in refundable deposits	(13,039)	4,129
Increase (decrease) in accounts payable	(78,991)	5,720
Increase (decrease) in accrued expenses	(12,686)	16,193
Net Cash Used by Operating Activities	75,417	147,559

Cash Flows from Investing Activities:
Cash acquired in acquisition of Evans California	-	37,094
Proceeds from disposal of property	-	28,000
Purchase of fixed assets	(337,844)	(170,377)
Net Cash used in Investing Activities	(337,844)	(105,283)

Cash Flows from Financing Activities:
Payment on notes payable	-	(71,471)
Payment on lease	(26,670)	(160,020)
Proceeds from note payable	184,042	17,500
Proceeds from loan payable- related party	90,000	100,000
Net Cash Provided by Financing Activities	247,372	(113,991)

Net Increase (Decrease) in Cash	(15,055)	(71,715)
Cash at Beginning of Period	340,447	412,162
Cash at End of Period	$325,392	$340,447

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Taxes	$18,914	$25,395
Interest expense	7,363	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Due to related party	$-	$500

The accompanying notes are an integral part of these consolidated financial statements.

EVANS BREWING COMPANY, INC

(Formerly ALPINE 3, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014

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

On October 15, 2014, the Company entered into an Asset Purchase and Share Exchange Agreement (the “Agreement”) with Bayhawk Ales, Inc., a Delaware corporation (“Bayhawk”), subject to receiving approval of the independent Bayhawk shareholders who vote on the transaction. On September 17, 2015, the independent Bayhawk shareholders approved the agreement by a vote of 251,212 shares for and 1,600 shares against. As such, Bayhawk sold to EBC, and EBC purchased from Bayhawk, assets of Bayhawk, including but not limited to: (A) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Bayhawk Ales label (as defined in the Agreement and discussed in more detail below); and (B) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Evans Brands (as defined in the Agreement and discussed in more detail below) (collectively, the “Transferred Assets”). Bayhawk retained ownership of 100% of the stock in Evans Brewing Co (CA) (“Evans Brewing California”) which has the brewers license at City Brewery in Lacrosse, WI (where the non-craft brands will be brewed, with the balance of the craft brands being brewed in Irvine, California). Based on the affirmative vote by the independent Bayhawk shareholders to approve the Asset Purchase transaction, EBC proceeded with the share exchange and tender offer to the Bayhawk shareholders, pursuant to which EBC offered to exchange shares of EBC common stock for shares of Bayhawk common stock, on a one-for-one basis (the “Exchange Offer”). Bayhawk shareholders had until December 2, 2015, to tender their Bayhawk shares in the share exchange. Bayhawk shareholders also had until December 2, 2015, to rescind the exchange of shares. There also was no minimum number of shares of Bayhawk common stock that must be tendered for the Exchange Offer to close. At the close of the share exchange on December 2, 2015, Premier Stock Transfer accepted on behalf of EBC 4,033,863 Bayhawk shares and issued 4,033,863 shares of EBC common stock upon the terms and subject to the conditions set forth in the Asset Purchase and Share Exchange Agreement by and between EBC and Bayhawk, dated October 15, 2014, as amended (the “Asset Purchase Agreement”). EBC filed a copy of the Asset Purchase Agreement as an annex to a combination registration statement and proxy statement on Form S-4. The Bayhawk shares were validly tendered pursuant to the Exchange Offer and not withdrawn. The asset purchase and share exchange will be treated as business combination as both companies are controlled by the same management.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of accounting policies for EBC is presented to assist in understanding the Company’s financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the financial statements.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had no cash equivalents as of December 31, 2015 and 2014.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. EBC performs continuing credit evaluations of customers and allowances are maintained for potential credit losses. EBC determined an allowance for doubtful accounts of $6,950 at December 31, 2015 and $11,966 for December 31, 2014, to be appropriate.

Inventories

Inventories are valued at the lower of cost or market. EBC regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality, and quality and reduces its cost basis when its review indicates a reduction in utility below the inventory's carrying value. Inventories consisted of the following at December 31, 2015 and 2014:

	2015	2014
Raw materials	$43,117	$44,346
Work in process	36,861	48,781
Finished goods	92,790	132,942
Keg inventory	22,546	3,584
Less: reserve for obsolete inventory	(16,500)	(16,500)

Total Inventory	$178,814	$213,143

Insurance Claim Receivable

During the year ended December 31, 2014, a fire in the California brewery occurred resulting in a short-term stoppage in operations, lost profits, and direct repair expenses.  Bayhawk was insured for these losses and estimated an insurance claim receivable earned as of December 31, 2014, of $300,000. Bayhawk received a payment of $25,000 from its insurance carrier as an advance on the insurance claim during the year ended December 31, 2014. The insurance claim receivable and payment from its insurance carrier is reflected in other income (expense) in the accompanying statement of operations. During the fiscal year ended December 31, 2015, the Company was paid $322, 410 on the claim. The claim receivable was offset and the additional funds of $22,410 were recorded as other income.

Deposits

For the year ended December 31, 2015, EBC had a can deposit of $135,000 with a third-party that cans its product. In the fiscal year ended December 31, 2014 EBC had a fully refundable deposits of $86,000 related to the keg lease referenced in Note 4 in addition to the can deposit of $135,000, In the year ended December 31, 2015, the Company purchased the kegs from the leasing company, applying the deposit amount of $86,000 to the purchase of the kegs. As of December 31, 2015 and 2014, deposits aggregated $135,000, and $221,000, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed by using the straight-line method over the estimated useful lives:

Building improvements	20 years
Leasehold improvements	10 years
Brewery equipment	3 - 20 years
Furniture and fixtures	5 years
Software	3 years
Vehicles	5 - 10 years

EBC capitalizes significant capital expenditures. Ordinary maintenance and repairs are charged to operations as expenses when incurred. When assets are sold or retired, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the income. For the year ended December 31, 2014, depreciation expense includes the depreciation of assets held under capital leases. The Company bought out the lease during the year ended December 31, 2015, and is depreciating the asset over a longer period of time. Total depreciation expense for the years ended December 31, 2015 and 2014, was $46,613 and $189,498, respectively.

Impairment of long-lived assets

EBC evaluates its long-lived assets by measuring the carrying amount of the asset against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. No adjustment to the carrying value of the assets has been made.

Accounts Payable

Accounts payable consists of unpaid expenses incurred in the normal course of business.

Refundable deposits

EBC distributes its draft beer in kegs that are owned by the Company. When a draft beer is shipped to the customer, the Company collects a refundable deposit and records a liability. Upon return of the keg, the deposit is refunded to the customer and the liability is reduced. As of December 31, 2015 and 2014, EBC had refundable deposits in the amounts of $107,574 and $120,613, respectively. EBC accounts for the loss, breakage, and deterioration of the kegs by crediting the customer’s deposits. The deposit approximates EBC’s cost of the keg. Any additional cost incurred for the loss, breakage, or deterioration of the kegs is then billed to the customer. Management periodically reviews its refundable deposits for any loss allowance on loss, breakage, or deterioration and has determined that no allowance was necessary as of December 31, 2015 and 2014.

Lease Accounting

The EBC lease that was in place in 2014 was accounted for under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840, Leases. Minimum base rent for operating leases, which generally have escalating rentals over the terms of the leases, are recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. As of December 31, 2014, there was no liability for deferred rent. The leased equipment under capital leases expired in 2015, and the Company purchased the asset. The assets and liabilities under capital leases were recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets were amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for 2014.

Revenue Recognition

Revenue from product sales, are recognized when the products are picked up by individual customers or shipped to wholesale customers. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment of product or pickup has occurred, selling price is fixed or determinable and collection is reasonably assured. Product returns are allowed, but are rare according to historical records for past years. EBC continuously monitors and evaluates product returns. There was no allowance for product returns as of December 31, 2015 and 2014.

 .

Sales Tax

EBC excludes from its sales all sales taxes assessed to its customers. Sales taxes assessed are recorded as accrued liabilities on the balance sheet until remitted to the state agencies.

Excise Tax

The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing fewer than two million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year. The state of California imposes excise taxes on the sale and distribution of beer at a rate of $0.20 per gallon. Excise taxes due to federal and state agencies are not collected from customers. For the years ended December 31, 2015 and 2014, excise taxes amounted to approximately $71,534 and $99,000, respectively, which is treated as a Cost of Goods sold.

Uncertain Tax Positions

EBC utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the “Expenses – Income Taxes Topic” of the FASB ASC. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. EBC recognizes, in its financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on technical merits of the position. There are no material unrecognized tax positions in the financial statements.

EBC accounts for uncertain tax positions in accordance with FASB ASC 740 (formerly Financial Accounting Standards Boards Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109). FASB ASC 740 prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on recognition, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FASB ASC 740 and there was no impact on total liabilities or stockholder's equity as a result of the adoption of FASB ASC 740.

For federal tax purposes the Company’s 2012 through 2015 tax years remain open for examination by the tax authorities under normal three-year statute of limitations. Generally, for state tax purposes, the Company’s 2011 through 2015 tax years remain open for examination by the tax authorities under a four-year statute of limitations

Fair Value of Financial Instruments

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

New Authoritative Accounting Guidance

The FASB issued ASU 2015-11 in July, 2015, to provide guidance on how an entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2015 and 2014:

	2015	2014

Brewery machinery and equipment	$731,883	$730,683
Keg asset	311,596	-
Capitalized keg lease	-	480,060
Software	4,320	-
Vehicles	59,399	12,000

	1,107,198	1,222,743

Accumulated depreciation	(638,159)	(1,045,153)

Property and equipment, net	$468,039	$177,590

NOTE 4 - CAPITAL LEASE PAYABLE

Capital lease payable consists of the following at June 30, 2015, and December 31, 2014:

	2015	2014
Capital lease payable for the acquisition of 4,300 kegs with monthly obligations of $13,335 from March 2012 through February 2015. The Company purchased the kegs during the six months ended June 30, 2015, and no longer has a lease obligation.	$-	$26,670

Current portion	-	(26,670)

Long-term portion	$-	$-

The equipment held through capital lease agreements at December 31, 2015, and December 31, 2014 are as follows:

	2015	2014
Costs included in brewing equipment	$-	$480,060
Less: accumulated depreciation	-	(453,390)

Net book value	$-	$26,670

NOTE 5. NOTE PAYABLE

Note payable balance as of December 31, 2015, was $181,892, with $75,199 being the current obligation and $106,693 being the long term obligation. The balance as of December 31, 2014, was $7,941 which was paid during the current quarter. The breakdown of the notes is as follows:

	2015	2014
Note payable for the acquisition of certain tangible and intangible assets of Pig's Eye Brewery with monthly obligations of $7,941 from September 15, 2013 through January 15, 2015. The balance of the note was paid in the quarter ended June 30, 2015.	$-	$7,941
Note payable for the acquisition of 4300 kegs with the monthly principal obligation of $6,267	$181,892	$-

NOTE 6 - NOTES PAYABLE- RELATED PARTY

On July 21, 2014, Michael J. Rapport, the Chief Executive Officer, sole director, and controlling shareholder of the Company, advanced the Company a $100,000 long term unsecured loan with a 1.5% interest rate per annum, due no later than July 21, 2017. The loan is convertible into common shares of the Company at any time after the second year’s anniversary at a price based upon either: a) The price of its most recent private placement offering, closest to the time of conversion; or b) if the Company’s common stock is then publicly-traded, the bid price of its common stock on the closing day of the conversion. For the period ended December 31, 2015, the Company accrued $1,500 of interest on this note. For the year ended December 31, 2014, the Company accrued $670 on this same note, which brings the total interest accrued on the note to $2,170 as of December 31, 2015. The accrued amount is included in accounts payable and accrued liabilities on the balance sheet. All interest is due no later than July 21, 2017.

Michael J. Rapport also advanced the Company $10,000 on April 21, 2014; $8,000 on June 13, 2014; $20,000 on June 2, 2015; $30,000 on July 2, 2015; and $40,000 on August 25, 2015. All of these payments are secured by 8% interest bearing notes that are due on April 21, 2015, June 13, 2015, June 2, 2016, July 2, 2016, and August 25, 2016, respectively. For the period ended December 31, 2015, the Company accrued a total of $4,675 interest for the notes. For December 31, 2014, the Company accrued $909 of interest on the notes. The total interest accrued on the notes as of December 31, 2015, is $5,584.

The notes that matured and became past due on April 21, 2015, and June 13, 2015, are scheduled to be paid by the end of June 2016, with proceeds from expected earnings. Mr. Rapport agreed to the extension of the maturity dates of the April 21 and June 13 notes.

Accrued Interest

For the year ended December 31, 2015, the Company accrued interest of $6,175 on the six notes due to Mr. Rapport. For the year ended December 31, 2014, the Company accrued interest of $1,579 pertaining to the same notes due to Mr. Rapport. The total interest accrued for the six notes $7,754 as of the period ending December 31, 2015.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

Preferred Stock – During the fiscal year ended December 31, 2015, the Company amended the certificate of incorporation and the Company is now authorized to issue 10,000,000 shares of $.0001 par value preferred stock. As of December 31, 2014, the Company was authorized to issue 5,000,000 shares of $.0001 par value preferred stock. No shares of preferred stock had been issued.

Common Stock

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of December 31, 2015, and December 31, 2014, there are 4,469,863 and 4,884,624 shares issued and outstanding, respectively.

Upon formation of the Company on June 18, 2013, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $3,050 in 2014 to the Company, which are recorded as additional paid-in capital.

On April 4 2014, the founding shareholder entered into a Share Purchase Agreement pursuant to which he sold an aggregate of 10,000,000 shares of EBC’s common stock to The Michael J. Rapport Trust (the “Trust”) for a purchase price of $40,000. Pursuant to the Share Purchase Agreement, The Trust became the sole shareholder of EBC, owning 100% of the issued and outstanding shares of EBC’s common stock. On September 22, 2014, the Company cancelled 9,600,000 shares of common stock for no consideration. On September 23, 2014, the Company issued 6,000 shares of common stock to directors of the Company for services valued at $600 ($0.10 per share). On September 23, 2014, the Company issued 30,000 shares of common stock for services to Tech Associates Inc., a company controlled by Richard Chiang, a director of the Company, valued at $3,000 ($0.10 per share) bringing the total shares outstanding to 436,000 shares of common.

Based on the completion of the asset purchase agreement and share exchange agreement by and between EBC and Bayhawk, on December 2, 2015, Premier Stock Transfer accepted on behalf of EBC 4,033,863 Bayhawk shares and issued 4,033,863 shares of EBC common stock upon the terms and subject to the conditions set forth in the Asset Purchase and Share Exchange Agreement by and between EBC and Bayhawk, dated October 15, 2014, as amended (the “Asset Purchase Agreement”). EBC filed a copy of the Asset Purchase Agreement as an annex to a combination registration statement and proxy statement on Form S-4. The Bayhawk shares were validly tendered pursuant to the Exchange Offer and not withdrawn.

The 4,033,863 shares exchanged per the agreement along with the 436,000 shares that Evans Brewing Company held brings the total outstanding to 4,469,863. Bayhawk had a total of 4,884,624 shares of its common stock outstanding as of December 31, 2014, and as of the closing of the Share Exchange, but 414,761 shares were not tendered in the Share Exchange, so the total shares outstanding shares of EBC common stock at December 31, 2015, was 4,469,863.

NOTE 9 - EARNINGS PER SHARE

Basic net income (loss) per share was computed using the weighted-average number of shares of common stock outstanding during the period. The following summarized the earnings per share:

	December 31, 2015	December 31, 2014
Weighted average number of shares	4,469,863	9,973,587

Net income (loss)	$(353,923)	$120,648

Net income (loss) per share	$(0.08)	$0.01

NOTE 10 - INCOME TAXES

The provision for income taxes consists of the following for the year ended December 31,

	2015	2014
Federal income tax at U.S statutory rate (34%) and (25%)	$(120,334)	$56,644
State income tax	4,311	4,311
Add: change in valuation allowance	102,028	(35,560)

Total current deferred tax asset (liability)	$13,995	25,395

Deferred income taxes consist of the following for the year ended December 31,

	2015	2014
Bad debt provision	$4,767	$3,785
Reserve for obsolete inventory	3,983	3,163
Insurance claim receivable	-	(94,890)

Total current deferred tax asset (liability)	$8,750	$(87,942)

Net operating loss	$(111,725)	$103,125
Depreciation	(61)	559
(Valuation allowance)	103,035	(15,742)

Total long-term deferred tax asset (liability)	$(8,750)	$87,942

Deferred income taxes are provided for the temporary differences between the carrying values of the Company’s assets and liabilities for financial reporting purposes and their corresponding income tax basis. The temporary differences give rise to either a deferred tax asset or liability in the consolidated financial statements, which is computed by applying current statutory tax rates to taxable and deductible temporary differences based upon the classification (i.e. current or non-current) of the asset or liability in the consolidated financial statements which relates to the particular temporary difference. Deferred taxes related to differences which are not attributable to a specific asset or liability are classified in accordance with the future period in which they are expected to reverse and be recognized for income tax purposes. The long-term deferred tax assets are fully valued as of December 31, 2015.

As of December 31, 2015 and 2014, the components of the Company’s deferred tax assets and liabilities primarily consist of temporary differences attributable to differing methods of depreciation, insurance claim receivables, net operating losses, allowances for obsolete inventory, and reserves for bad debt.

EBC’s management decided to use a federal rate of 34% so as to not overstate the deferred tax asset created from the significant federal net operating losses.  This is also consistent with EBC’s prior year treatment to not overstate the deferred tax asset where the Company used a 25% tax rate. As of December 31, 2014, the Company had gross net operating losses of more than $380,000 and state net operating losses of more than $112,000.  Also, in the year ended December 31, 2014, EBC had a profit of $146,043 but this included $300,000 for a claim receivable that is not taxable income. As such, excluding the $300,000, the Company had a net operating loss of $153,957 for the year ended December 31, 2014, which further adds to the net operating losses.

EBC’s management used 34% and 25% rate to calculate the deferred tax assets and the current tax provision.  Because of the startup costs of EBC and the net operating losses earned by Bayhawk during the first few years in operation, the Company has had to pay very little federal income tax.  In 2014 the Company paid no federal income tax and will have no tax obligation for 2015 as well.  EBC management expects that the Company will not pay any federal income tax in 2016 as well, due to its significant net operating losses.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates out of three buildings in Irvine, California, and Santa Ana, California, under non-cancelable leases expiring between July 31, 2016, and January 31, 2019.

Total lease expense paid during the year ended December 31, 2015 and the year ended December 31, 2014, was $83,161 and $80,657, respectively.

Minimum future lease payments are as follows:

2016	83,161
2017	33,889
2018	33,889
2019	2,824

$153,763

Notes payable commitment:

The Company purchased 4300 kegs that it had previously leased on a note payable with City National Bank.

Minimum future payments for keg assets note are as follows:

2016	75,360
2017	75,199
2018	31,333

$181,892

The Company purchased a truck for the business that was financed through an auto loan with Ford Motors financing.

Minimum future payments for the auto loan are as follows:

2016	4,672
2017	4,672
2018	747

$10,091

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management the ultimate outcome of the claims and litigation, if any, will not have a material adverse effect on the Company’s financial position.

NOTE 12 - CONCENTRATIONS

Cash

The Company maintains cash balances at financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures cash balances up to $250,000 per institution. As of December 31, 2015, the Company had no bank account that exceeded the insured amount. The Company normally has no problem with uninsured balances as its deposits are separated across financial institutions.

Accounts Receivable

At December 31, 2015, three customers accounted for approximately 54%, 16%, and 12%, respectively, of the Company’s accounts receivable. At December 31, 2014, three customers accounted for approximately 26%, 20%, and 12%, respectively, of the Company's accounts receivable.

Accounts Payable

At December 31, 2015, three vendors accounted for approximately 57%, 9%, and 6%, respectively, of the Company’s accounts payable. At December 31, 2014, three vendors accounted for approximately 47%, 22% and 13%, respectively, of the Company's accounts payable. For the year ended December 31, 2015, two vendors accounted for approximately 69% and 13% of total purchases. For the year ended December 31, 2014, two vendors accounted for approximately 71% and 24% of total purchases.

Sales

For the year ended December 31, 2015, three customers accounted for approximately 34%, 25%, and 16%, respectively, of the Company’s sales. For year ended December 31, 2014, three customers accounted for approximately 53%, 15%, and 11%, respectively, of the Company's sales.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through March 30, 2016, which is the date the financial statements were available to be issued.

1.	During the year ended December 31, 2015, the Company started the application process with FINRA to obtain its trading symbol and on February 24, 2016, FINRA assigned the Company ALES as its new trading symbol.

