Form 10-Q
period 2016-03-31
Evans Brewing Co Inc.
filed 2016-05-20
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2016

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014, was $0.  For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares of the Registrant’s common stock outstanding as of April 27, 2015, was 4,558,463.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVANS BREWING COMPANY, INC

(Unaudited)

EVANS BREWING COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	Dec 31,
	2016	2015
ASSETS
Current Assets
Cash	$272,208	$325,392
Accounts receivable	215,605	222,358
Inventory	161,802	178,814
Prepaid expense	18,789	11,000
Total Current Assets	668,404	737,564
Fixed Assets
Equipment net of depreciation	458,894	469,039
Total Fixed Assets	458,894	469,039
Other Assets
Deposits	135,000	135,000
Deferred tax assets	9,341	8,750
Total Other Assets	144,341	143,750
Total Assets	$1,271,639	$1,350,353

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	198,427	171,081
Accrued interest	10,280	7,754
Accrued salary	925	4,730
Refundable deposits	120,782	107,574
Auto loan- current portion	4,672	4,672
Notes payable- current portion	75,199	75,199
Notes payable to related party	108,000	108,000
Total Current Liabilities	518,285	479,010

Long Term Liabilities
Auto loan- long term portion	4,251	5,419
Notes payable – long term portion	87,893	106,693
Convertible notes payable to related party	100,000	100,000
Deferred tax liability	9,341	8,750
Total Liabilities	719,770	699,872

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, series A, $0.0001 par value,0 issued and outstanding as of March 31, 2015 and 0 issued and outstanding as of December 31, 2014 respectively	-	-
Common Stock, authorized 100,000,000 shares, $0.0001 par value, 4,558,463 issued and outstanding as of March 31, 2016 and 4,469,863 shares issued and outstanding as of December 31, 2015, respectively	456	447
Additional Paid in Capital	2,088,736	2,084,345
Accumulated Deficit	(1,537,323)	(1,434,311)
Total Stockholders' Equity	551,869	650,481
Total Liabilities and Stockholders' Equity	$1,271,639	$1,350,353

The accompanying notes are an integral part of these financial statements

EVANS BREWING COMPANY,

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Sales- net	$457,297	$521,821
Cost of sales	371,817	395,921
Gross Profit	85,480	125,900

Operating Expenses
Professional services	43,750	80,870
Administrative salaries	29,548	25,413
Selling expense	59,586	30,795
General and administrative expense	50,884	31,693
Total Operating Expenses	183,768	168,771

(Loss) from continuing operations	(98,288)	(42,871)

Other Income (Expense)
Other income (expense)	-	(2,041)
Interest expense	(4,724)	(725)
Total other income (expense)	(4,724)	(2,766)

Net (loss) before income taxes	(103,012)	(45,637)

Income taxes	-	-
Net (Loss)	$(103,012)	$(45,637)

Earnings loss per share;
Basic	$(0.02)	$(0.01)

Weighted average number of shares outstanding	4,483,174	4,884,624

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(103,012)	$(62,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	4,400	-
Insurance claim receivable	-	50,000
Depreciation and amortization	14,368	8,479
Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expense	(7,789)	9,571
(increase) Decrease in inventory	17,012	7,208
(Increase) Decrease in accounts receivable	6,753	106,358
Increase (decrease) in refundable deposits	13,208	15,375
Increase (decrease) in accounts payable	27,436	(78,833)
Increase (decrease) in accrued expenses	(1,279)	1,875
Net Cash Used by Operating Activities	(28,993)	57,950

Cash Flows from Investing Activities:
Purchase of fixed assets	(4,223)	(20,082)
Net Cash used in Investing Activities	(4,223)	(20,082)

Cash Flows from Financing Activities:
Payment on notes payable	(19,968)	(7,941)
Net Cash Provided by Financing Activities	(19,968)	(7,941)

Net Increase (Decrease) in Cash	(53,184)	29,927
Cash at Beginning of Period	325,392	340,447
Cash at End of Period	$272,208	$370,374

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Taxes	$-	$-
Interest expense	2,200	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

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

On October 15, 2014, the Company entered into an Asset Purchase and Share Exchange Agreement (the “Agreement”) with Bayhawk Ales, Inc., a Delaware corporation (“Bayhawk”), subject to receiving approval of the independent Bayhawk shareholders who vote on the transaction. On September 17, 2015, the independent Bayhawk shareholders approved the agreement by a vote of 251,212 shares for and 1,600 shares against. As such, Bayhawk sold to EBC, and EBC purchased from Bayhawk, assets of Bayhawk, including but not limited to: (A) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Bayhawk Ales label (as defined in the Agreement and discussed in more detail below); and (B) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Evans Brands (as defined in the Agreement and discussed in more detail below) (collectively, the “Transferred Assets”). Bayhawk retained ownership of 100% of the stock in Evans Brewing Co (CA) (“Evans Brewing California”) which has the brewers license at City Brewery in Lacrosse, WI (where the non-craft brands will be brewed, with the balance of the craft brands being brewed in Irvine, California). Based on the affirmative vote by the independent Bayhawk shareholders to approve the Asset Purchase transaction, EBC proceeded with the share exchange and tender offer to the Bayhawk shareholders, pursuant to which EBC offered to exchange shares of EBC common stock for shares of Bayhawk common stock, on a one-for-one basis (the “Exchange Offer”). Bayhawk shareholders had until December 2, 2015, to tender their Bayhawk shares in the share exchange. Bayhawk shareholders also had until December 2, 2015, to rescind the exchange of shares. There also was no minimum number of shares of Bayhawk common stock that must be tendered for the Exchange Offer to close. At the close of the share exchange on December 2, 2015, Premier Stock Transfer accepted on behalf of EBC 4,033,863 Bayhawk shares and issued 4,033,863 shares of EBC common stock upon the terms and subject to the conditions set forth in the Asset Purchase and Share Exchange Agreement by and between EBC and Bayhawk, dated October 15, 2014, as amended (the “Asset Purchase Agreement”). EBC filed a copy of the Asset Purchase Agreement as an annex to a combination registration statement and proxy statement on Form S-4. The Bayhawk shares were validly tendered pursuant to the Exchange Offer and not withdrawn. The asset purchase and share exchange have been treated as business combination as both companies are controlled by the same management.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of March 31, 2016 and December 31, 2015.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. EBC performs continuing credit evaluations of customers and allowances are maintained for potential credit losses. EBC determined an allowance for doubtful accounts of $6,950 at March 31, 2016 and for December 31, 2015, to be appropriate.

Inventories

Inventories are valued at the lower of cost or market. EBC regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality, and quality and reduces its cost basis when its review indicates a reduction in utility below the inventory's carrying value. Inventories consisted of the following at March 31, 2016 and December 31, 2015:

	March 31,	Dec 31,
	2016	2015
Raw materials	$40,989	$43,117
Work in process	42,138	36,861
Finished goods	77,371	92,790
Packaging	5,733	-
Keg inventory	12,071	22,546
Less: reserve for obsolete inventory	(16,500)	(16,500)

Total Inventory	$161,802	$178,814

Deposits

For the quarter ended March 31, 2016, EBC had a can deposit of $135,000 with a third-party that cans its product. As of December 31, 2015, The can deposit was also $135,000.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed by using the straight-line method over the estimated useful lives:

Building improvements	20 years
Leasehold improvements	10 years
Brewery equipment	3 - 20 years
Furniture and fixtures	5 years
Software	3 years
Vehicles	5 - 10 years

EBC capitalizes significant capital expenditures. Ordinary maintenance and repairs are charged to operations as expenses when incurred. When assets are sold or retired, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the income. Total depreciation expense for the quarter ended March 31, 2016 and December 31, 2015, was $14,367 and $46,613, respectively.

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

Refundable deposits

EBC distributes its draft beer in kegs that are owned by the Company. When a draft beer is shipped to the customer, the Company collects a refundable deposit and records a liability. Upon return of the keg, the deposit is refunded to the customer and the liability is reduced. As of March 31, 2016 and December 31, 2015, EBC had refundable deposits in the amounts of $120,78 and $107,574, respectively. EBC accounts for the loss, breakage, and deterioration of the kegs by crediting the customer’s deposits. The deposit approximates EBC’s cost of the keg. Any additional cost incurred for the loss, breakage, or deterioration of the kegs is then billed to the customer. Management periodically reviews its refundable deposits for any loss allowance on loss, breakage, or deterioration and has determined that no allowance was necessary as of March 31, 2016 and December 31, 2015.

Revenue Recognition

Revenue from product sales, are recognized when the products are picked up by individual customers or shipped to wholesale customers. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment of product or pickup has occurred, selling price is fixed or determinable and collection is reasonably assured. Product returns are allowed, but are rare according to historical records for past years. EBC continuously monitors and evaluates product returns. There was no allowance for product returns as of March 31, 2016, and December 31, 2015.

Sales Tax

EBC excludes from its sales all sales taxes assessed to its customers. Sales taxes assessed are recorded as accrued liabilities on the balance sheet until remitted to the state agencies.

Excise Tax

The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing fewer than two million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year. The state of California imposes excise taxes on the sale and distribution of beer at a rate of $0.20 per gallon. Excise taxes due to federal and state agencies are not collected from customers. For the quarters ended March 31, 2016 and for March 31, 2015, excise taxes amounted to approximately $10,691 and $21,647 respectively, which is treated as a Cost of Goods sold.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2016 and December 31, 2015:

	2016	2015

Brewery machinery and equipment	$731,883	$731,883
Keg asset	311,596	311,596
Office equipment	525	-
Software	4,320	4,320
Vehicles	63,097	59,399

	1,111,421	1,107,198

Accumulated depreciation	(652,527)	(638,159)

Property and equipment, net	$458,894	$469,039

NOTE 4 - NOTE PAYABLE

Note payable balance as of March 31, 2016, was $163,092 with $75,199 being the current amount due and $87,893 being the long term obligation. The note balance as of December 31, 2015, was $181,892, with $75,199 being the current obligation and $106,693 being the long term obligation. The breakdown of the notes for March 31, 2016, and December 31, 2015, is as follows:

	2016	2015
Note payable for the acquisition of 4300 kegs with the monthly principal payment amount due of $6,267	$163,092	$181,892

NOTE 5 - NOTES PAYABLE- RELATED PARTY

On July 21, 2014, Michael J. Rapport the Chief Executive Officer, sole director and controlling shareholder of the Company, advanced the Company a $100,000 long term unsecured loan with a 1.5% interest rate per annum, due no later than July 21, 2017. The loan is convertible into common shares of the Company at any time after the second year’s anniversary at a price based upon either: a) The price of its most recent private placement offering, closest to the time of conversion, b) If publicly-traded, then the bid price of its common stock on the closing day of the conversion. For the quarter ended March 31, 2016, the Company accrued $370 of interest on this note. For the year ended December 31, 2015, the Company accrued $670 on this same note, which brings the total interest accrued on the note to $1,040 as of March 31, 2016

Michael J. Rapport also advanced the Company $10,000 on April 21, 2014; $8,000 on June 13, 2014; $20,000 on June 2, 2015; $30,000 on July 2, 2015; and $40,000 on August 25, 2015. All of these payments are secured by 8% interest bearing notes that are due on April 21, 2015, June 13, 2015, June 2, 2016, July 2, 2016, and August 25, 2016, respectively. For the period ended March 31, 2016 the Company accrued $2,528 of interest. For the period ended December 31, 2015, the Company accrued a total of $6,175 interest for the notes due Mr. Rapport. This brings the total accrued interest due Mr. Rapport to $10,282.

The notes that matured and became past due on April 21, 2015, and June 13, 2015, are scheduled to be paid by the end of June 2016, with proceeds from expected earnings. Mr. Rapport agreed to the extension of the maturity dates of the April 21 and June 13 notes.

Accrued Interest

For the quarter ended March 31, 2016, the Company accrued interest of $2,528 on the six notes due to Mr. Rapport. For the year ended December 31, 2015, the Company accrued interest of $6,175 pertaining to the same notes due to Mr. Rapport. The total interest accrued for the three notes is $10,282 as of the quarter ended March 31, 2016.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2016 the Company did not complete any related party transactions, except for those disclosed in NOTE 5.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

Preferred Stock – During the fiscal year ended December 31, 2015, the Company amended the certificate of incorporation and the Company is now authorized to issue 10,000,000 shares of $.0001 par value preferred stock. As of December 31, 2014, the Company was authorized to issue 5,000,000 shares of $.0001 par value preferred stock. No shares of preferred stock had been issued.

Common Stock

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. During the quarter ended March 31, 2016, the Company issued 88,000 shares as compensation bringing the total of shares outstanding to 4,558,463 on March 31, 2016. As of December 31, 2015, there were 4,469,863 shares issued and outstanding.

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

The 4,033,863 shares exchanged per the agreement along with the 436,000 shares that Evans Brewing Company held brought the total outstanding to 4,469,863 as of December 31, 2015. Bayhawk had a total of 4,884,624 shares of its common stock outstanding as of December 31, 2014, and as of the closing of the Share Exchange, but 414,761 shares were not tendered in the Share Exchange, so the total shares outstanding shares of EBC common stock at December 31, 2015, was 4,469,863. During the quarter ended March 31, 2016 an additional 88,600 shares were added bringing the current total to 4,558,463 shares of common stock outstanding.

NOTE 8 - EARNINGS PER SHARE

Basic net income (loss) per share was computed using the weighted-average number of shares of common stock outstanding during the period. The following summarized the earnings per share:

	March 31, 2016	March 31, 2015
Weighted average number of shares	4,483,174	4,884,624

Net income (loss)	$(103,012)	$(45,637)

Net income (loss) per share	$(0.02)	$(0.01)

NOTE 9 - INCOME TAXES

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates out of three buildings in Irvine, California, and Santa Ana, California, under non-cancelable leases expiring between July 31, 2016, and January 31, 2019.

Total lease expense paid during the quarter ended March 31, 2016 and the year ended December 31, 2015, was $20,790 and $83,161, respectively.

Minimum future lease payments are as follows:

2016	62,371
2017	33,889
2018	33,889
2019	2,824

$132,973

Notes payable commitment:

The Company purchased 4300 kegs that it had previously leased on a note payable with City National Bank.

Minimum future payments for keg assets note are as follows:

2016	56,564
2017	75,199
2018	31,333

$163,096

The Company purchased a truck for the business that was financed through an auto loan with Ford Motors financing.

Minimum future payments for the auto loan are as follows:

2016	3,504
2017	4,672
2018	747

$8,923

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of Management the ultimate outcome of the claims and litigation, if any, will not have a material adverse effect on the Company’s financial position.

NOTE 11 - CONCENTRATIONS

Cash

The Company maintains cash balances at financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures cash balances up to $250,000 per institution. As of March 31, 2016, the Company had no bank account that exceeded the insured amount. The Company normally has no problem with uninsured balances as its deposits are separated across financial institutions.

Accounts Receivable

At March 31, 2016, three customers accounted for approximately 34%, 31%, and 16%, respectively, of the Company’s accounts receivable. At December 31, 2015, three customers accounted for approximately 54%, 16%, and 12%, respectively, of the Company's accounts receivable.

Accounts Payable

At March 31, 2016, three vendors accounted for approximately 52%, 10%, and 6%, respectively, of the Company’s accounts payable. At December 31, 2015, three vendors accounted for approximately 57%, 9% and 6%, respectively, of the Company's accounts payable. At March 31, 2016, two vendors accounted for approximately 48% and 8% of total purchases. For the year ended December 31, 201, two vendors accounted for approximately 69% and 13% of total purchases.

Sales

At March 31, 2016, three customers accounted for approximately 38%, 26%, and 18%, respectively, of the Company’s sales. For year ended December 31, 2015, three customers accounted for approximately 34%, 25%, and 16%, respectively, of the Company's sales.

NOTE 12 - SUBSEQUENT EVENT

Subsequent events have been evaluated through April 28, 2016, which is the date the financial statements were available to be issued.

1.	There are no subsequent events

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

On October 15, 2014, Bayhawk and EBC entered into an Asset Purchase and Share Exchange Agreement (the “Agreement”), subject to receiving approval of the independent Bayhawk shareholders who voted on the transaction. On September 17, 2015, the independent Bayhawk shareholders approved the agreement by a vote of 251,212 shares for and 1,600 shares against. As such, Bayhawk sold to EBC, and EBC purchased from Bayhawk, assets of Bayhawk, including but not limited to: (A) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Bayhawk Ales label (as defined in the Agreement and discussed in more detail below); and (B) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Evans Brands (as defined in the Agreement and discussed in more detail below) (collectively, the “Transferred Assets”). Bayhawk retained ownership of 100% of the stock in Evans Brewing Co. (CA) (“Evans Brewing California”) which has the brewers license at City Brewery in Lacrosse, WI (where the non-craft brands will be brewed, with the balance of the craft brands being brewed in Irvine, California). Based on the affirmative vote by the independent Bayhawk shareholders to approve the Asset Purchase transaction, EBC proceeded with the share exchange and tender offer to the Bayhawk shareholders, pursuant to which EBC offered to exchange shares of EBC common stock for shares of Bayhawk common stock, on a one-for-one basis (the “Exchange Offer”). Bayhawk shareholders had until December 2, 2015, to tender their Bayhawk shares in the share exchange. Bayhawk shareholders also had until December 2, 2015, to rescind the exchange of shares. There was no minimum number of shares of Bayhawk common stock that must be tendered for the Exchange Offer to close. At the close of the share exchange on December 2, 2015, Premier Stock Transfer accepted on behalf of EBC 4,033,863 Bayhawk shares and issued 4,033,863 shares of EBC common stock upon the terms and subject to the conditions set forth in the Asset Purchase and Share Exchange Agreement by and between EBC and Bayhawk, dated October 15, 2014, as amended (the “Asset Purchase Agreement”). EBC filed a copy of the Asset Purchase Agreement as an annex to a combination registration statement and proxy statement on Form S-4. The Bayhawk shares were validly tendered pursuant to the Exchange Offer and not withdrawn. The asset purchase and share exchange has been treated as business combination as both companies are controlled by the same management.

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

Pursuant to the Certificate of Designation, the Company is authorized to issue up to 2,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”). As noted above, the Company agreed to issue 1,000,000 shares of the Preferred Stock to Mr. Rapport upon the closing of the purchase of the Public House Shares. The rights and preferences of the Preferred Stock include the following:

-	Stated Value: The Preferred Stock has a stated value (the “Stated Value”) of $1.00 per share.

-	Dividends: Holders of the Preferred Stock are entitled to receive dividends equal to five percent (5%) per annum, payable quarterly in arrears. The dividends may be paid in cash or shares of the Company’s common stock, at the option of the holder.

-	Voting Rights: The holder of the Preferred Stock has the right to one vote for each share of common stock into which the Preferred Stock could be converted.

-	Conversion: The Preferred Stock is convertible at the option of the holder into shares of the Company’s common stock. The number of shares of common stock issuable upon conversion shall be determined by dividing the number of shares of Preferred Stock by the applicable Conversion Price, which is defined as follows:

○	If the Common Stock of the Company has been listed for trading on a public exchange or trading facility, the conversion price for each share of Preferred Stock on any conversion date shall be the lower of (I) seventy percent (70%) of the two (2) lowest closing bid prices over the sixty trading days prior to the conversion date, or (II) the Stated Value of the Preferred Stock.

○	If the Common Stock of the Company is not trading on the conversion date, the conversion price shall be the Stated Value of the Preferred Stock.

-	Redemption: The Company has the obligation to redeem the unconverted shares of Preferred Stock from the holder as follows:

○	The Company shall have the obligation, as set forth herein, to redeem the unconverted shares of the Preferred Stock at a price equal to the Redemption Price (defined below) as follows:

■	The Company shall pay to the holder of the Preferred Stock, on a quarterly basis, within thirty (30) days of the end of each fiscal quarter, an amount equal to twenty percent (20%) of the excess revenues, as determined by the Board of Directors on a quarterly basis, to redeem shares of Preferred Stock.

■	The Company shall also pay to the holder of the Preferred Stock, an amount equal to 20% of any capital raised by the Company in connection with offerings of the Company’s securities (whether private offerings or public offerings), within ten (10) days of the closing of each such offering, to redeem shares of Preferred Stock.

○	The “Redemption Price” shall be equal to the Stated Value of such shares of Preferred Stock, plus all accrued and unpaid dividends on the shares to be redeemed.

-	Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of the Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the Stated Value plus all accrued but unpaid dividends per share, and all other amounts in respect thereof then due and payable before any distribution or payment shall be made to the holders of any Junior Securities.

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

Results of Operations for the three months ended March 31, 2016 and the three months ended March 31, 2015

Our operating results are summarized as follows:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Revenue	$457,297	$521,821
Cost of sales	$371,817	$395,921
Operating expenses	$183,768	$168,771
Other income (expenses)	$(4,724)	$(2,766)
Net loss	$(103,012)	$(45,637)

Revenues

During the quarter ended March 31, 2016, the Company had sales of $457,297 compared to $521,821, for the quarter ended March 31, 2015. The decrease in sales for the current quarter compared to the quarter ended March 31, 2015 is due mainly to the fact that last year during the first quarter customers were loading up on product after the fire took the brewery off line during the final quarter of 2014.

Operating Expenses

The operating expenses for the quarter ended March 31, 2016, were $183,768 compared to $168,771 for same period last year. The increase is due mainly to an increase in selling expenses $28,791 and Administrative expenses of $19,191 offset by a decrease in professional expenses of $37,120.

Net Loss from Operations:

The net loss from operations for the period ended March 31, 2016, was $98,288 compared to a net loss of $42,871 for the period ended March 31, 2015.

Interest Expense:

Interest expense for the quarter ended March 31, 2016, was $4,724, compared to $725 for the quarter ended March 31, 2015. The interest expense of $4,724 for the quarter ended March 31, 2016 and $725 for the quarter ended March 31, 2015 is comprised of accrued interest on several notes held by a related party.

Other Income (Expense):

Other income for the three months ended March 31, 2016 was $0, compared to an expense of $2,041 for the period ended March 31, 2015. The $2,041 of other expense for the three months ended March 31, 2015 was for items unrelated to the then current operations.

Net Loss:

Net loss from operations for the quarter ended March 31, 2016, is $103,012 compared to a loss of $45,637 for the quarter ended March 31, 2015. The net operating loss for the quarter ended March 31, 2015, of 91,645 was made up of a loss from operations of $98,288 less other income (expense) of ($4,724). The loss of $45,637 for the quarter ended March 31, 2014 was made up of a loss from operations of $42,871 plus other expense of $2,7,66.

Liquidity and Capital Resources

Working Capital

	March 31, 2016	December 31, 2015
Current Assets	$668,404	$737,564
Current Liabilities	$518,285	$479,010
Working Capital (Deficit)	$150,119	$258,554

Cash Flows

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Cash used (in) by Operating Activities	$(28,993)	$57,950
Cash provided in Investing Activities	$(4,223)	$(20,082)
Cash provided in Financing Activities	$(19,968)	$(7,941)
Increase (Decrease) in Cash	$(53,184)	$29,927

Cash Used In Operating Activities

Our net loss for the period ended March 31, 2016, was the main contributing factor for our negative operating cash flow.

Cash from Financing Activities

As of March 31, 2016, we have sufficient cash to operate our business at the current level for the next twelve months and to achieve our business goals. The Company plans on the business being profitable by the end of the second quarter. We intend to fund operations with our current working capital plus future profits.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the Quarter ended March 31, 2016 the Company 88,000 shares of common stock as compensation.

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

The 4,033,863 shares exchanged per the agreement along with the 436,000 shares that Evans Brewing Company held brings the total outstanding to 4,469,863. Bayhawk had a total of 4,884,624 shares of its common stock outstanding as of December 31, 2014, and as of the closing of the Share Exchange, but 414,761 shares were not tendered in the Share Exchange, so the total shares outstanding shares of EBC common stock at December 31, 2015, was 4,469,863. With the issuance of the 88,000 new shares of the common the total outstanding shares of common as of March 31, 2016, is 4,558,463.

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

PART III

ITEM 1. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase and Share Exchange Agreement (included as Annex A to the proxy statement/registration statement forming part of this registration statement).

3.1	Certificate of Incorporation of Evans Brewing Company Inc. (incorporated by reference to Exhibit 3.1 to EBC’s Registration Statement on Form 10, filed July 3, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation, dated April 15, 2014 (incorporated by reference to Exhibit 3.3 to EBC’s Current Report on Form 8-K filed April 22, 2014).

3.3	By-Laws of EBC (incorporated by reference to Exhibit 3.2 to EBC’s Registration Statement on Form 10, filed July 3, 2013).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to EBC’s Registration Statement on Form 10, filed July 3, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS BREWING COMPANY INC.

Dated: May 20, 2016	By:	/s/ Michael J. Rapport
	Name:	Michael J. Rapport
	Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

	By:	/s/ Kenneth C. Wiedrich
	Name:	Kenneth C. Wiedrich
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Rapport	Chief Executive Officer, Chairman of the Board	May 20, 2016
Michael J. Rapport

/s/ Evan Rapport	Vice President	May 20, 2016
Evan Rapport

/s/ Mark Lamb	Director	May 20, 2016
Mark Lamb

/s/ Roy Roberson	Director	May 20, 2016
Roy Roberson

/s/ Joseph Ryan	Director	May 20, 2016
Joseph Ryan

