Form 10-Q
period 2016-06-30
Evans Brewing Co Inc.
filed 2016-08-17
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2016

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

Registrant’s telephone number, including area code: (714) 708 0082

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

The number of shares of the Registrant’s common stock outstanding as of July 25, 2015, was 4,583,463.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVANS BREWING COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	Dec 31,
	2016	2015
ASSETS
Current Assets
Cash	$136,303	$325,392
Accounts receivable	166,795	222,358
Inventory	151,717	178,814
Prepaid expense	16,192	11,000
Total Current Assets	471,007	737,564
Fixed Assets
Equipment net of depreciation	464,566	469,039
Total Fixed Assets	464,566	469,039
Other Assets
Deposits	135,000	135,000
Deferred tax assets	9,341	8,750
Total Other Assets	144,341	143,750
Total Assets	$1,079,914	$1,350,353

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	163,880	171,081
Accrued interest	12,868	7,754
Accrued salary	10,513	4,730
Payable- credit cards	1,220	-
Refundable deposits	102,969	107,574
Auto loan- current portion	4,672	4,672
Notes payable- current portion	75,199	75,199
Notes payable- line of credit	15,000	-
Notes payable to related party	125,496	108,000
Total Current Liabilities	511,816	479,010

Long Term Liabilities
Auto loan- long term portion	3,083	5,419
Notes payable – long term portion	69,155	106,693
Convertible notes payable to related party	100,000	100,000
Deferred tax liability	9,341	8,750
Total Liabilities	693,395	699,872

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, series A, $0.0001 par value,0 issued and outstanding as of June 30, 2016 and 0 issued and outstanding as of December 31, 2014 respectively	-	-
Common Stock, authorized 100,000,000 shares, $0.0001 par value, 4,558,463 issued and outstanding as of June 30, 2016 and 4,469,863 shares issued and outstanding as of December 31, 2015, respectively	456	447
Additional Paid in Capital	2,088,736	2,084,345
Accumulated Deficit	(1,702,673)	(1,434,311)
Total Stockholders' Equity	386,519	650,481
Total Liabilities and Stockholders' Equity	$1,079,914	$1,350,353

The accompanying notes are an integral part of these financial statements

EVANS BREWING COMPANY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

NET REVENUES	$383,927	$581,399	$841,224	$1,103,220
COST OF REVENUES	316,653	468,794	688,470	864,715
GROSS PROFIT	67,274	112,605	152,754	238,505

COSTS AND EXPENSES
Professional services	119,144	64,883	162,894	81,329
Administrative salaries	32,574	-	62,122	-
Selling expense	65,470	70,598	125,056	101,393
General and administrative expense	11,748	49,185	412,704	187,161
Total Operating Expenses	228,936	184,666	425,126	369,883

(Loss) from continuing operations	(161,662)	(72,061)	(259,950)	(131,378)

Other Income (Expense)
Other income (expense)	1,021	11,060	1,021	9,019
Interest expense	(4,708)	(1,809)	(9,432)	(2,534)
Total other income (expenses)	(3,687)	9,251	(8,411)	6,485

Net (loss) before income taxes	(165,350)	(62,810)	(268,362)	(124,893)

Income taxes	-	250	-	250
Net (Loss)	$(165,350)	$(63,060)	$(268,362)	$(125,143)

Earnings (loss) per share;
Basic	$(0.0365)	$(0.014)	$(0.0634)	$(0.028)

Weighted average number of shares outstanding	4,558,463	4,448,624	4,520,745	4,448,624

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(268,362)	$(125,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	4,400	-
Insurance claim receivable	-	300,000
Depreciation and amortization	28,993	45,016
Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expense	(5,192)	14,133
(Increase) Decrease in prepaid deposits	-	85,500
(Increase) Decrease in inventory	27,097	9,325
(Increase) Decrease in accounts receivable	55,563	(155,371)
Increase (decrease) in refundable deposits	(4,605)	31,463
Increase (decrease) in accounts payable	(7,202)	(211,259)
Increase (decrease) in accrued expenses	12,117	2,228
Net Cash Used by Operating Activities	(157,190)	(4,108)

Cash Flows from Investing Activities:
Purchase of fixed assets	(24,520)	(355,094)
Net Cash used in Investing Activities	(24,520)	(355,694)

Cash Flows from Financing Activities:
Proceeds from notes payable	15,000	225,016
Proceeds from Notes payable- related party	17,496	20,000
Payment on notes payable	(39,875)	-
Net Cash Provided by Financing Activities	(7,379)	245,016

Net Increase (Decrease) in Cash	(189,089)	(114,786)
Cash at Beginning of Period	325,392	340,447
Cash at End of Period	$136,303	$225,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Taxes	$-	$250
Interest expense	9,432	2,534

NON-CASH INVESTING AND FINANCING ACTIVITIES:

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of June 30, 2016 and December 31, 2015.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. EBC performs continuing credit evaluations of customers and allowances are maintained for potential credit losses. EBC determined an allowance for doubtful accounts of $6,950 at June 30, 2016 and for December 31, 2015, to be appropriate.

Inventories

Inventories are valued at the lower of cost or market. EBC regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality, and quality and reduces its cost basis when its review indicates a reduction in utility below the inventory's carrying value. Inventories consisted of the following at June 30, 2016 and December 31, 2015:

	March 31,	Dec 31,
	2016	2015
Raw materials	$40,609	$43,117
Work in process	38,983	36,861
Finished goods	52,846	92,790
Packaging	18,282	-
Keg inventory	17,497	22,546
Less: reserve for obsolete inventory	(16,500)	(16,500)

Total Inventory	$151,717	$178,814

Deposits

For the six months ended June 30, 2016, EBC had a can deposit of $135,000 with a third-party that cans its product. As of December 31, 2015, The can deposit was also $135,000.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed by using the straight-line method over the estimated useful lives:

Building improvements	20 years
Leasehold improvements	10 years
Brewery equipment	3 - 20 years
Furniture and fixtures	5 years
Software	3 years
Vehicles	5 - 10 years

EBC capitalizes significant capital expenditures. Ordinary maintenance and repairs are charged to operations as expenses when incurred. When assets are sold or retired, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the income. Total depreciation expense for the six months ended June 30, 2016 and December 31, 2015, was $28,991 and $46,613, respectively.

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

Refundable deposits

EBC distributes its draft beer in kegs that are owned by the Company. When a draft beer is shipped to the customer, the Company collects a refundable deposit and records a liability. Upon return of the keg, the deposit is refunded to the customer and the liability is reduced. As of June 30, 2016 and December 31, 2015, EBC had refundable deposits in the amounts of $102,969 and $107,574, respectively. EBC accounts for the loss, breakage, and deterioration of the kegs by crediting the customer’s deposits. The deposit approximates EBC’s cost of the keg. Any additional cost incurred for the loss, breakage, or deterioration of the kegs is then billed to the customer. Management periodically reviews its refundable deposits for any loss allowance on loss, breakage, or deterioration and has determined that no allowance was necessary as of June 30, 2016 and December 31, 2015.

Revenue Recognition

Revenue from product sales, are recognized when the products are picked up by individual customers or shipped to wholesale customers. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment of product or pickup has occurred, selling price is fixed or determinable and collection is reasonably assured. Product returns are allowed, but are rare according to historical records for past years. EBC continuously monitors and evaluates product returns. There was no allowance for product returns as of June 30, 2016, and December 31, 2015.

Sales Tax

EBC excludes from its sales all sales taxes assessed to its customers. Sales taxes assessed are recorded as accrued liabilities on the balance sheet until remitted to the state agencies.

Excise Tax

The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing fewer than two million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year. The state of California imposes excise taxes on the sale and distribution of beer at a rate of $0.20 per gallon. Excise taxes due to federal and state agencies are not collected from customers. For the six months ended June 30, 2016 and for the six months ended June 30, 2015, excise taxes amounted to approximately $47,263 and $57,132 respectively, which is treated as a Cost of Goods sold.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2016 and December 31, 2015:

	2016	2015

Brewery machinery and equipment	$752,180	$731,883
Keg asset	311,596	311,596
Office equipment	525	-
Software	4,320	4,320
Vehicles	63,097	59,399

	1,131,718	1,107,198

Accumulated depreciation	(667,152)	(638,159)

Property and equipment, net	$464,566	$469,039

NOTE 4 - NOTE PAYABLE

Note payable balance as of June 30, 2016, was $144,292 with $75,198 being the current amount due and $69,094 being the long term obligation. The note balance as of December 31, 2015, was $181,892, with $75,199 being the current obligation and $106,693 being the long term obligation. The breakdown of the notes for June 30, 2016, and December 31, 2015, is as follows:

	2016	2015
Note payable for the acquisition of 4300 kegs with the monthly principal payment amount due of $6,267	$144,353	$181,892

NOTE 5 - NOTES PAYABLE- RELATED PARTY

On July 21, 2014, Michael J. Rapport the Chief Executive Officer, sole director and controlling shareholder of the Company, advanced the Company a $100,000 long term unsecured loan with a 1.5% interest rate per annum, due no later than July 21, 2017. The loan is convertible into common shares of the Company at any time after the second year’s anniversary at a price based upon either: a) The price of its most recent private placement offering, closest to the time of conversion, b) If publicly-traded, then the bid price of its common stock on the closing day of the conversion. For the six months ended June 30, 2016, the Company accrued $748 of interest on this note. For the year ended December 31, 2015, the Company had a total accrual of 2,170 on this same note, which brings the total interest accrued on the note to $2,918 as of June 30, 2016.

Michael J. Rapport also advanced the Company $10,000 on April 21, 2014; $8,000 on June 13, 2014; $20,000 on June 2, 2015; $30,000 on July 2, 2015; and $40,000 on August 25, 2015, for a total amount advanced of $108,000. All of these payments are secured by 8% interest bearing notes that are due on April 21, 2015, June 13, 2015, June 2, 2016, July 2, 2016, and August 25, 2016, respectively. For the period ended June 30, 2016 the Company accrued $4,308 of interest for these notes. For the period ended December 31, 2015, the Company had an accrued balance of $5,584 interest for the notes due Mr. Rapport. This brings the total accrued interest due Mr. Rapport for these series of notes to $9,892.

As of June 30, 2016, four of the five notes totaling $108,000 were past due. Subsequent to the quarter ended June 30, 2016, on July 30, 2016, Michael J. Rapport exchanged the 5 notes, 4 of which were past due, for a single note. The 5 notes total $108,000 and are replaced by a single note for $118,603, which includes the original principal of $108,000 plus $10,603 of accrued interest. The new note has a term of one year and will bear interest at per annum rate of 6% instead of the 8% per annum rate on the old notes.

In addition to these notes Michael J. Rapport also paid for a new piece of equipment for the brewery in the amount of $17,496. A separate 8% interest bearing note was drawn up for this amount and interest of $58 was recorded as of the period ending June 30, 2016.

Accrued Interest

For the six months ended March 31, 2016, the Company accrued interest of $5,114 on the seven notes due to Michael J. Rapport. For the year ended December 31, 2015, the Company had an accrued interest balance of $7,754 pertaining to the same notes due to Michael J. Rapport. The total balance of the accrued interest for the seven notes is $12,868 as of the six months ended June 30, 2016.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2016, the Company issued a note in the amount of $17,496 to Michael J. Rapport for equipment that he purchased for the brewery. This amount added to the existing notes of $208,000 held by Mr. Rapport brings the principal amount owed to $225,496. For the period ended December 31, 2015, the amount due Mr. Rapport for the outstanding notes was $208,000.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

Preferred Stock – As of June 30, 2016, the Company is authorized to issue 10,000,000 shares of Preferred stock. The Company has not issued any shares of preferred stock and there are no shares of preferred outstanding as of June 30, 2016. During the fiscal year ended December 31, 2015, the Company amended the certificate of incorporation authorizing the Company to issue 10,000,000 shares of $.0001 par value preferred stock. No shares of preferred stock were issued as of December 31, 2015.

Common Stock

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. During the six months ended June 30, 2016, the Company issued 88,000 shares as compensation plus had a share adjustment of 600 shares bringing the total of shares outstanding to 4,558,463 on June 30, 2016. The 600 share adjustment was made to bring the Company total in line with the executed share exchange. As of December 31, 2015, there were 4,469,863 shares issued and outstanding.

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

The 4,033,863 shares exchanged per the agreement along with the 436,000 shares that Evans Brewing Company held brought the total outstanding to 4,469,863 as of December 31, 2015. Bayhawk had a total of 4,884,624 shares of its common stock outstanding as of December 31, 2014, and as of the closing of the Share Exchange, but 414,761 shares were not tendered in the Share Exchange, so the total shares outstanding shares of EBC common stock at December 31, 2015, was 4,469,863. During the six months ended June 30, 2016, an additional 88,600 shares were added bringing the current total to 4,558,463 shares of common stock outstanding.

NOTE 8 - EARNINGS PER SHARE

Basic net income (loss) per share was computed using the weighted-average number of shares of common stock outstanding during the period. The following summarized the earnings per share:

	June 30, 2016	June 30, 2015
Weighted average number of shares	4,520,745	4,448,624

Net income (loss)	$(268,362)	$(125,143)

Net income (loss) per share	$(0.06)	$(0.03)

NOTE 9 - INCOME TAXES

Deferred income taxes are provided for the temporary differences between the carrying values of the Company’s assets and liabilities for financial reporting purposes and their corresponding income tax basis. The temporary differences give rise to either a deferred tax asset or liability in the consolidated financial statements, which is computed by applying current statutory tax rates to taxable and deductible temporary differences based upon the classification (i.e. current or non-current) of the asset or liability in the consolidated financial statements which relates to the particular temporary difference. Deferred taxes related to differences which are not attributable to a specific asset or liability are classified in accordance with the future period in which they are expected to reverse and be recognized for income tax purposes. The long-term deferred tax assets are fully valued as of June 30, 2016, and December 31, 2015.

As of June 30, 2016, and December 31, 2015, the components of the Company’s deferred tax assets and liabilities primarily consist of temporary differences attributable to differing methods of depreciation, insurance claim receivables, net operating losses, allowances for obsolete inventory, and reserves for bad debt.

EBC’s management used 34% to calculate the deferred tax assets and the current tax provision.  Because of the startup costs of EBC and the net operating losses earned by Bayhawk during the first few years in operation, the Company has had to pay very little federal income tax.  In 2015 the Company paid no federal income tax but did pay $13,995 in State taxes. Most of this State tax was a prepayment and will come back to the Company in the form of a refund. The Company has booked a prepaid expense in the amount of $11,000 to account for this. The Company has not incurred a federal tax obligation as of the period ended June 30, 2016 and EBC management expects that the Company will not pay any federal income tax in 2016, due to its significant net operating losses.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates out of three buildings in Irvine, California, and Santa Ana, California, under non-cancelable leases expiring between July 31, 2016, and January 31, 2019.

Total lease expense paid during the quarter ended June 30, 2016 and the year ended December 31, 2015, was $41,580 and $83,161, respectively.

Minimum future lease payments are as follows:

2016	41,580
2017	33,889
2018	33,889
2019	2,824
$112,182

Notes payable commitment:

The Company purchased 4300 kegs that it had previously leased on a note payable with City National Bank.

Minimum future payments for keg assets note are as follows:

2016	37,760
2017	75,199
2018	31,333
$144,292

The Company purchased a truck for the business that was financed through an auto loan with Ford Motors financing.

Minimum future payments for the auto loan are as follows:

2016	2,336
2017	4,672
2018	747
$7,755

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of Company management the ultimate outcome of the claims and litigation, if any, will not have a material adverse effect on the Company’s financial position.

NOTE 11 - CONCENTRATIONS

Cash

The Company maintains cash balances at financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures cash balances up to $250,000 per institution. As of June 30, 2016, the Company had no bank account that exceeded the insured amount. The Company normally has no problem with uninsured balances as its deposits are separated across financial institutions.

Accounts Receivable

At June 30, 2016, three customers accounted for approximately 43%, 31%, and 10%, respectively, of the Company’s accounts receivable. At December 31, 2015, three customers accounted for approximately 54%, 16%, and 12%, respectively, of the Company's accounts receivable.

Accounts Payable

At June 30, 2016, six vendors accounted for approximately 15%, 12%, 10%, 9%, 6% and 6% respectively, of the Company’s accounts payable. At December 31, 2015, three vendors accounted for approximately 57%, 9% and 6%, respectively, of the Company's accounts payable. For the period ending June 30, 2016, two vendors accounted for approximately 66% and 14% of total purchases. For the year ended December 31, 201, two vendors accounted for approximately 69% and 13% of total purchases.

Sales

At June 30, 2016, three customers accounted for approximately 40%, 22%, and 18%, respectively, of the Company’s sales. For year ended December 31, 2015, three customers accounted for approximately 34%, 25%, and 16%, respectively, of the Company's sales.

NOTE 12 - SUBSEQUENT EVENT

Subsequent events have been evaluated through August 15, 2016, which is the date the financial statements were available to be issued.

1.	Subsequent to the quarter ended June 30, 2016, Evans Brewing Company, Inc. executed a note in favor of Michael J Rapport in connection with Mr. Rapport’s loan of $250,000 to the Company on July 27, 2016. The note is unsecured and bears interest at the rate of 4% per annum. The Company’s management currently intends that the Note will be repaid after sufficient funds are received in connection with the Company’s delivery of a put notice, and the closing of the Equity Purchase Agreement with Kodiak Capital Group, LLC. dated on June 24th, 2016.

2.	Subsequent to the quarter ended June 30, 2016, Evans Brewing Company, Inc. filed a FORM S-1 registration statement, wherein the Company registered 425,000 shares of Common Stock pursuant to the terms of the Equity Purchase Agreement with Kodiak Capital Group, LLC

3.

Subsequent to the quarter ended June 30, 2016, on July 30, 2016, Michael J. Rapport exchanged the 5 notes, 4 of which were past due, for a single note. The 5 notes total $108,000 and are replaced by a single note for $118,603, which includes the original principal of $108,000 plus $10,603 of accrued interest. The new note has a term of one year and will bear interest at per annum rate of 6% instead of the 8% per annum rate on the old notes.

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

Results of Operations for the three months ended June 30, 2016 and the three months ended June 30, 2015

Our operating results are summarized as follows:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenue	$841,224	$1,103,220
Cost of sales	$688,470	$864,715
Operating expenses	$412,126	$369,883
Other income (expenses)	$(8,411)	$6,485
Net loss	$(268,362)	$(125,143)

Revenues

During the quarter ended June 30, 2016, the Company had sales of $383,927 compared to $581,399, for the quarter ended June 30, 2015. The decrease in sales for the current quarter compared to the quarter ended June 30, 2015 is due mainly to the fact that the Evans Brewing Company was not able to fulfill its normal Malt liquor sales for the month of June due to a lack of cans to package the malt liquor. The company that supplies the aluminum cans ran into a production problem and was not able to deliver the normal supply of cans that were needed to meet the production and sales needs of the Company in June. During the six months ended June 30, 2016, the Company had sales of $841,224 compared to sales of $1,103,220 for the six months ended June 30, 2015. The reason for the large decrease in sales again was due to the lack of cans available to package the Company’s malt liquor production to meet sales delivery requirements.

Operating Expenses

The operating expenses for the quarter ended June 30, 2016, were $228,939 compared to $184,666 for the quarter ended June 30, 2015. The increase in operating expenses for the quarter ended June 30, 2016, compared the quarter ended June 30, 2015, is due mainly to an increase in professional expenses of $54, 261. Most of the increase was attributable to costs associated with the annual shareholders meeting in June and legal expenses associated with filings and work associated with the raising of funds through an equity purchase agreement. The operating expenses for the six months ended June 30, 2016, were $412,704 compared to $369,883 for the six months ended June 30, 2015. The increase in expenses for the current six-month period compared to the same six-month period last year was aging due to the increase in professional expenses attributable to costs for the annual shareholders meeting and legal expenses associated with the raising of funds through an equity purchase agreement.

Net Loss from Operations:

The net loss from operations for the quarter ended June 30, 2016, was $161,662 compared to a net loss from operations of $72,061 for the quarter ended June 30, 2015. The increase in the net loss from operations for current quarter compared to the same quarter last year is due to a decrease in sales and an increase in professional expenses as outlined above. The net loss from operations for the six months ended June 30, 2016, was $259,950 compared to a net loss from operations of $131,378 for the same period last year. Again the increase in net loss from operations for this six month period ended on June 30, 2016, compared to the same period last year is due to a decrease in sales and an increase in professional services.

Interest Expense:

Interest expense for the quarter ended June 30, 2016, was $4,708, compared to $1,809 for the quarter ended June 30, 2015. The increase in interest expense for the current quarter compared to the same quarter last year is due to an increase in the total notes outstanding from a related party. Interest expense for the six months ended June 30, 2016, was $9,3432 compared to $2,534 for six months ended June 30, 2015. Again the increase in interest expense for the six-month period ended June 30, 2016, compared to the same six-month period last year is due to an increase in the amount of the notes payable held by a related party.

Other Income (Expense):

Other income for the three months ended June 30, 2016 was $1,021, compared to other income of $11,060 for the period ended June 30, 2015. The $11,060 of other income for the period ended June 30, 2015, was a one-time insurance payment in excess of the insurance claim recorded by the Company. Other Income for the six months ended June 30, 2016, was $1,021 compared to $9,019 for the six-month period ended June 30, 2015. Again it was the insurance payment offset by other expenses not attributable to operations.

Net Loss:

Net loss for the quarter ended June 30, 2016, is $165,350 compared to a loss of $62,810 for the quarter ended June 30, 2015. The increase in net operating loss for the quarter ended June 30, 2016, compared to the same period last year was due as noted above to mainly a decrease in sales and an increase in professional services. Net Loss for the six-month period ended June 30, 2016, is $268,362 compared to a loss of $124,893 for the six-month period ended June 30, 2015. Again this net loss for the current six-month period compared to the same period last year is mainly attributable to a decrease in sales and an increase in professional services as noted above.

Liquidity and Capital Resources

Working Capital

	June 30, 2016	December 31, 2015
Current Assets	$471,007	$737,564
Current Liabilities	$511,816	$479,010
Working Capital (Deficit)	$(40,809)	$258,554

Cash Flows

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Cash used (in) by Operating Activities	$(157,190)	$(4,108)
Cash provided in Investing Activities	$(24,520)	$(355,694)
Cash provided in Financing Activities	$(7,379)	$245,016
Increase (Decrease) in Cash	$(189,089)	$(114,786)

Cash Used In Operating Activities

Our net loss for the period ended June 30, 2016, was the main contributing factor for our negative operating cash flow.

Cash from Financing Activities

As of June 30, 2016, we have insufficient cash to operate our business at the current level for the next twelve months and to achieve our business goals. Subsequent to the end of the six-month period ended June 30, 2016, the Company executed a note in favor of Michael J Rapport for a loan of $250,000 to the Company. This loan will provide the needed working capital until the Equity purchase agreement with Kodiak is implemented. Future profits will provide additional working capital.

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

ITEM 6. EXHIBITS

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

EVANS BREWING COMPANY INC.

Dated: August 15, 2016	By:	/s/ Michael J. Rapport
	Name:	Michael J. Rapport
	Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

	By:	/s/ Kenneth C. Wiedrich
	Name:	Kenneth C. Wiedrich
	Title:	Chief Financial Officer

