Form 10-Q
period 2016-09-30
Evans Brewing Co Inc.
filed 2016-11-21
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

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

The number of shares of the Registrant’s common stock outstanding as of November 14, 2015, was 4,777,463.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVANS BREWING COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Sep 30,	Dec 31,
	2016	2015
ASSETS
Current Assets
Cash	$113,218	$325,392
Accounts receivable	257,542	222,358
Inventory	295,969	178,814
Prepaid expense	16,659	11,000
Total Current Assets	683,388	737,564
Fixed Assets
Equipment net of depreciation	1,250,536	469,039
Total Fixed Assets	1,220,536	469,039
Other Assets
Liquor License	50,000	-
Deposits	82,400	135,000
Deferred tax assets	11,668	8,750
Total Other Assets	144,068	143,750
Total Assets	$2,077,992	$1,350,353

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	192,137	171,081
Accrued expense	908	-
Accrued interest	6,696	7,754
Accrued salary	12,919	4,730
Payable- credit cards	11,218	-
Refundable deposits	102,746	107,574
Auto loan- current portion	4,672	4,672
Notes payable- current portion	75,199	75,199
Notes payable to related party	386,099	108,000
Total Current Liabilities	792,594	479,010

Long Term Liabilities
Auto loan- long term portion	3,083	5,419
Notes payable – long term portion	50,355	106,693
Convertible notes payable to related party	100,000	100,000
Deferred tax liability	11,668	8,750
Total Liabilities	957,700	699,872

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, series A, $0.0001 par value, 1,000,000 issued and outstanding as of September 30, 2016 and 0 issued and outstanding as of December 31, 2015 respectively	100	-
Common Stock, authorized 100,000,000 shares, $0.0001 par value, 4,772,463 issued and outstanding as of September 30, 2016 and 4,469,863 shares issued and outstanding as of December 31, 2015, respectively	475	447
Additional Paid in Capital	3,333,139	2,084,345
Accumulated Deficit	(2,213,422)	(1,434,311)
Total Stockholders' Equity	1,120,292	650,481
Total Liabilities and Stockholders' Equity	$2,077,992	$1,350,353

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015

NET REVENUES	$488,206	$411,039	$1,329,430	$1,514,259
COST OF REVENUES	313,933	201,649	1,002,403	1,066,363
GROSS PROFIT	174,272	209,390	327,026	447,896

COSTS AND EXPENSES
Professional services	88,861	50,787	251,755	132,116
Administrative salaries	100,989	-	163,111	-
Selling expense	112,570	72,375	237,626	173,768
General and administrative expense	299,308	122,419	361,940	309,580
Total Operating Expenses	601,727	245,581	1,014,431	615,464

(Loss) from continuing operations	(427,454)	(36,191)	(687,404)	(167,568)

Other Income (Expense)
Other income (expense)	4,142	13,391	5,163	22,410
Loss on prior year sale	-	(2,940)		(2,940)
Interest expense	(6,372)	(4,789)	(15,784)	(7,323)
Total other income (expenses)	(2,210)	5,662	(10,621)	12,147

Net (loss) before income taxes	(429,665)	(30,529)	(698,026)	(155,421)

Income taxes	1,508	11,650	1,508	11,900

Net (Loss)	$(431,173)	$(42,179)	$(699,534)	$(167,321)

Earnings (loss) per share;
Basic	$(0.09)	$(0.01)	$(0.15)	$(0.04)

Weighted average number of shares outstanding	4,728,170	4,448,624	4,590,833	4,448,624

The accompanying notes are an integral part of these consolidated financial statements.

EVANS BREWING COMPANY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	Sep 30,	Sep 30,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(699,534)	$(167,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	240,580	-
Insurance claim receivable	-	300,000
Depreciation and amortization	50,708	58,749
EBC Public House acquisition- Liquor license	(50,000)	-
EBC Public House acquisition- prior year retained earnings	(79,578)	-
Preferred shares issued for EBC Public House	100	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expense	(5,659)	14,433
(Increase) Decrease in prepaid deposits	52,600	85,500
(Increase) Decrease in inventory	(117,155)	(2,991)
(Increase) Decrease in accounts receivable	(35,184)	77,949
Increase (decrease) in refundable deposits	(4,828)	12,398
Increase (decrease) in accounts payable	21,056	(216,803)
Increase (decrease) in accrued expenses	19,259	5,017
Net Cash Used by Operating Activities	(607,635)	166,931

Cash Flows from Investing Activities:
Purchase of fixed assets	(832,205)	(355,694)
Net Cash used in Investing Activities	(832,205)	(355,694)

Cash Flows from Financing Activities:
Additional contributions from shareholders	1,008,242	-
Proceeds from notes payable	-	204,310
Proceeds from Notes payable- related party	278,099	90,000
Payment on notes payable	(58,675)	-
Net Cash Provided by Financing Activities	1,227,666	294,310

Net Increase (Decrease) in Cash	(212,174)	105,547
Cash at Beginning of Period	325,392	340,447
Cash at End of Period	$113,218	$445,994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Taxes	$-	$250
Interest expense	8,435	3,717

NON-CASH INVESTING AND FINANCING ACTIVITIES:

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

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

The brewery continued to operate under the Bayhawk Ales, Inc. name as it transitioned the licensing and branding over to Evans Brewing Company, Inc. That process has been completed and all future activities will be under the Evans Brewing Company banner. Bayhawk Ales Inc. will be dissolved and all of its history will become that of Evans Brewing Company, Inc.

Evans Brewing Company is a craft brewery based on Orange County, California that produces and sells premium craft beers, including a variety of ales and lagers. EBC’s beers are currently produced in its 17-barrel brewery in Irvine, California, the oldest continuously operating brewing facility in Orange County and one of the oldest in all of Southern California. This facility has been producing craft beers since January 1995.

EBC products include four beers that are packaged year-round (Pollen Nation Honey Blonde Ale, The KrHOPen India Pale Ale, Oaklore Brown Ale, and ChocōLatté Chocolate Porter), various draft-only offerings (which include The Joaquin Dead Mexican Red Ale, OC Pale Ale, Son of a Beach Blonde Ale), and seasonal beers (which include Approachable Bastard Session IPA, Stout at the Devil Russian Imperial Stout, crHOP Dust Hefeweizen, and Oktoberfest). EBC’s labels for its year round packaging were approved in 2016 and the beers are currently being sold with these labels. EBC has the exclusive rights to make, manufacture, produce, market, sell, and distribute original beers, lagers, and ales known as Evans Lager Original, Evans Lager Black, Evans Lager Light, Bad Kat Ice, and Dead Presidents. EBC also owns the assets of Pig’s Eye Brewing Company, LLC, (the “EBC Malt Assets”) including the intellectual property and trademarks relating to original beers, lagers, and ales, including Milwaukee Select and Pig’s Eye (the “EBC Malt Brands”). EBC’s products are distributed to restaurants and other retail outlets in nine states. EBC also produces and packages kegged beer on a private label basis for restaurants and other customers, with the names for such products determined collaboratively with such customer and each product co-branded with the phrase “by Evans Brewing Company”.

In addition to manufacturing and selling the products above, EBC also produces and packages beers for other craft breweries in Southern California on a contract-basis. Further, in addition to beer production and sales generally, EBC also produces and offers for sale certain “Evans Brewing Company” branded merchandise including apparel, glassware and other beer accessories.

On September 29, 2016, Evans Brewing Company, Inc., closed the acquisition of a restaurant business located in the downtown SOCO District of Fullerton, California, through the acquisition of all the outstanding stock of EBC Public House, Inc., which the Company now operates as its first branded restaurant and taproom under the trade name “The Public House by Evans Brewing Company”. The Public House features the Company’s beers – as well as beers from other selected local Orange County, California breweries, -- food and, potentially, occasional entertainment.

In connection with such closing, the Company acquired 100% of the outstanding shares of EBC Public House from Mr. Rapport and issued 1,000,000 shares of the Company’s Series A Preferred Stock to Mr. Rapport. The asset purchase and share exchange have been treated as business combination as both companies are controlled by the same management.

In connection with the closing of the transactions, the Company and Michael J. Rapport also entered into an Indemnification Agreement for Closing Date Liabilities (the “Indemnification Agreement”) pursuant to which Mr. Rapport agreed to indemnify the Company for liabilities accrued as of the closing.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of September 30, 2016 and December 31, 2015.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. EBC performs continuing credit evaluations of customers and allowances are maintained for potential credit losses. EBC determined an allowance for doubtful accounts of $12,791at September 30, 2016 and for December 31, 2015, to be appropriate.

Inventories

Inventories are valued at the lower of cost or market. EBC regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality, and quality and reduces its cost basis when its review indicates a reduction in utility below the inventory's carrying value. Inventories consisted of the following at September 30, 2016 and December 31, 2015:

	Sep 30,	Dec 31,
	2016	2015
Raw materials	$40,563	$43,117
Work in process	53,080	36,861
Finished goods	165,039	92,790
Restaurant inventory	18,749	-
Packaging	16,163	-
Keg inventory	18,875	22,546
Less: reserve for obsolete inventory	(16,500)	(16,500)

Total Inventory	$295,969	$178,814

Deposits

During the quarter ended September 30, 2016, EBC had a return on can deposit of $67,500 from a third-party that cans its product, reducing the original deposit of $135,000 in half for a deposit balance of $67,500 as of the quarter ended September 30, 2016. As of December 31, 2015, The can deposit was $135,000.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed by using the straight-line method over the estimated useful lives:

Building improvements	20 years
Leasehold improvements	10 years
Brewery equipment	3 - 20 years
Furniture and fixtures	5 years
Software	3 years
Vehicles	5 - 10 years

EBC capitalizes significant capital expenditures. Ordinary maintenance and repairs are charged to operations as expenses when incurred. When assets are sold or retired, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the income. Total depreciation expense for the nine months ended September 30, 2016 and September 30, 2015, was $50,708 and $58,749, respectively.

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

Refundable deposits

EBC distributes its draft beer in kegs that are owned by the Company. When a draft beer is shipped to the customer, the Company collects a refundable deposit and records a liability. Upon return of the keg, the deposit is refunded to the customer and the liability is reduced. As of September 30, 2016 and December 31, 2015, EBC had refundable deposits in the amounts of $102,746 and $107,574, respectively. EBC accounts for the loss, breakage, and deterioration of the kegs by crediting the customer’s deposits. The deposit approximates EBC’s cost of the keg. Any additional cost incurred for the loss, breakage, or deterioration of the kegs is then billed to the customer. Management periodically reviews its refundable deposits for any loss allowance on loss, breakage, or deterioration and has determined that no allowance was necessary as of September 30, 2016 and December 31, 2015.

Revenue Recognition

Revenue from product sales, are recognized when the products are picked up by individual customers or shipped to wholesale customers. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment of product or pickup has occurred, selling price is fixed or determinable and collection is reasonably assured. Product returns are allowed, but are rare according to historical records for past years. EBC continuously monitors and evaluates product returns. There was no allowance for product returns as of September 30, 2016, and December 31, 2015.

Sales Tax

EBC excludes from its sales all sales taxes assessed to its customers. Sales taxes assessed are recorded as accrued liabilities on the balance sheet until remitted to the state agencies.

Excise Tax

The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing fewer than two million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year. The state of California imposes excise taxes on the sale and distribution of beer at a rate of $0.20 per gallon. Excise taxes due to federal and state agencies are not collected from customers. For the nine months ended September 30, 2016 and for the nine months ended September 30, 2015, excise taxes amounted to approximately $90,914 and $68,307 respectively, which is treated as a Cost of Goods sold.

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

For federal tax purposes the Company’s 2012 through 2015 tax years remain open for examination by the tax authorities under normal three-year statute of limitations. Generally, for state tax purposes, the Company’s 2011 through 2015 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2016 and December 31, 2015:

	2016	2015

Brewery machinery and equipment	$756,912	$731,883
Keg asset	311,596	311,596
Restaurant assets	802,953	-
Office equipment	525	-
Software	4,320	4,320
Vehicles	63,097	59,399

	1,1939,402	1,107,198

Accumulated depreciation	(688,866)	(638,159)

Property and equipment, net	$1,250,536	$469,039

NOTE 4 - NOTE PAYABLE

Note payable balance as of September 30, 2016, was $133,308 with $79,870 being the current amount due and $53,438 being the long term obligation. The note balance as of December 31, 2015, was $181,892, with $75,199 being the current obligation and $106,693 being the long term obligation. The breakdown of the notes for September 30, 2016, and December 31, 2015, is as follows:

	2016	2015
Note payable for the acquisition of 4300 kegs with the monthly principal payment amount due of $6,267	$133,308	$181,892

Interest expense recorded on the note for the nine months ended September 30, 2016 was $8,435 compared to $3,717 for the nine months ended September 30, 2015.

NOTE 5 - NOTES PAYABLE- RELATED PARTY

On July 21, 2014, Michael J. Rapport the Chief Executive Officer, sole director and controlling shareholder of the Company, advanced the Company a $100,000 long term unsecured loan with a 1.5% interest rate per annum, due no later than July 21, 2017. The loan is convertible into common shares of the Company at any time after the second year’s anniversary at a price based upon either: a) The price of its most recent private placement offering, closest to the time of conversion, b) If publicly-traded, then the bid price of its common stock on the closing day of the conversion. For the nine months ended September 30, 2016, the Company accrued $1,126 of interest on this note. For the year ended December 31, 2015, the Company had a total accrual of 2,170 on this same note, which brings the total interest accrued on the note to $3,296 as of September 30, 2016

Michael J. Rapport also advanced the Company $10,000 on April 21, 2014; $8,000 on June 13, 2014; $20,000 on June 2, 2015; $30,000 on July 2, 2015; and $40,000 on August 25, 2015, for a total amount advanced of $108,000. All of these payments are secured by 8% interest bearing notes that are due on April 21, 2015, June 13, 2015, June 2, 2016, July 2, 2016, and August 25, 2016, respectively. As of June 30, 2016, four of the five notes totaling $108,000 were past due. On July 30, 2016, Michael J. Rapport exchanged the 5 notes, 4 of which were past due, for a single note. The 5 notes total $108,000 and are replaced by a single note for $118,603, which includes the original principal of $108,000 plus $10,603 of accrued interest. The new note has a term of one year and will bear interest at per annum rate of 6% instead of the 8% per annum rate on the old notes. For the period ended September 30, 2016, the Company accrued $1,209 of interest for this note. For the period ended December 31, 2015, the Company had an accrued balance of $5,584 interest for the notes due Mr. Rapport. The total accrued interest on this note after the consolidation of the notes is $1,209.

In addition to these notes Michael J. Rapport also paid for a new piece of equipment for the brewery on June 15, 2016, in the amount of $17,496. A separate 8% interest bearing note was drawn up for this amount and accrued interest in the amount of $410 has been recorded as of the period ending September 30, 2016.

On July 27, 2016, Mr. Rapport’s loaned the Company $250,000. The note is unsecured, has a term of one year and bears interest at the rate of 4% per annum. For the period ended September 30, 2016, the Company accrued $1,781 of interest for this note.

Accrued Interest

For the nine months ended September 30, 2016, the Company has an accrued interest balance of $6,286 for the total notes due Mr. Rapport of $486,099. For the year ended December 31, 2015, the Company had an accrued interest balance of $7,754 pertaining to notes in the amount of $208,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2016, the Company issued a note in the amount of $17,496 to Michael J. Rapport for equipment that he purchased for the brewery. This amount added to the existing notes of $468,603 held by Mr. Rapport brings the principal amount owed to $486,099. For the period ended December 31, 2015, the amount due Mr. Rapport for the outstanding notes was $208,000.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

Preferred Stock – As of June 30, 2016, the Company is authorized to issue 10,000,000 shares of Preferred stock. The Company issued 1,000,000 shares of preferred Series A stock to Michael J. Rapport on September 29, 2016, in exchange for all of the outstanding shares of EBC Public House. During the fiscal year ended December 31, 2015, the Company amended the certificate of incorporation authorizing the Company to issue 10,000,000 shares of $.0001 par value preferred stock. No shares of preferred stock were issued as of December 31, 2015.

Common Stock

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. During the nine months ended September 30, 2016, the Company issued 277,000 shares as compensation and 25,000 shares to Kodiak for cash plus had a share adjustment of 600 shares bringing the total of shares outstanding to 4,772,463 on September 30, 2016. The 600 share adjustment was made to bring the Company total in line with the executed share exchange. As of December 31, 2015, there were 4,469,863 shares issued and outstanding.

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

The 4,033,863 shares exchanged per the agreement along with the 436,000 shares that Evans Brewing Company held brought the total outstanding to 4,469,863 as of December 31, 2015. Bayhawk had a total of 4,884,624 shares of its common stock outstanding as of December 31, 2014, and as of the closing of the Share Exchange, but 414,761 shares were not tendered in the Share Exchange, so the total shares outstanding shares of EBC common stock at December 31, 2015, was 4,469,863. During the nine months ended September 30, 2016, an additional 257,600 shares were issued as compensation and 25,000 shares were issued for cash bringing the current total to 4,752,463 shares of common stock outstanding.

NOTE 8 - EARNINGS PER SHARE

Basic net income (loss) per share was computed using the weighted-average number of shares of common stock outstanding during the period. The following summarized the earnings per share:

	Sep 30, 2016	Sep 30, 2015
Weighted average number of shares	4,590,833	4,448,624

Net income (loss)	$(699,534)	$(167,321)

Net income (loss) per share	$(0.15)	$(0.04)

NOTE 9 - INCOME TAXES

Deferred income taxes are provided for the temporary differences between the carrying values of the Company’s assets and liabilities for financial reporting purposes and their corresponding income tax basis. The temporary differences give rise to either a deferred tax asset or liability in the consolidated financial statements, which is computed by applying current statutory tax rates to taxable and deductible temporary differences based upon the classification (i.e. current or non-current) of the asset or liability in the consolidated financial statements which relates to the particular temporary difference. Deferred taxes related to differences which are not attributable to a specific asset or liability are classified in accordance with the future period in which they are expected to reverse and be recognized for income tax purposes. The long-term deferred tax assets are fully valued as of September 30, 2016, and December 31, 2015.

As of September 30, 2016, and December 31, 2015, the components of the Company’s deferred tax assets and liabilities primarily consist of temporary differences attributable to differing methods of depreciation, insurance claim receivables, net operating losses, allowances for obsolete inventory, and reserves for bad debt.

EBC’s management used 34% to calculate the deferred tax assets and the current tax provision.  Because of the startup costs of EBC and the net operating losses earned by Bayhawk during the first few years in operation, the Company has had to pay very little federal income tax.  In 2015 the Company paid no federal income tax but did pay $13,995 in State taxes. The Company has filed its 2015 return and will receive a refund of $10,400. The Company has booked a prepaid expense in the amount of $10,400 to account for this. The Company has not incurred a federal tax obligation as of the period ended September 30, 2016 and EBC management expects that the Company will not pay any federal income tax in 2016, due to its significant net operating losses.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates out of three buildings in Irvine, California, and Santa Ana, California, under non-cancelable leases expiring between July 31, 2017, and January 31, 2019.

Total lease expense paid during the quarter ended September 30, 2016, and the quarter ended September 30, 2015, was $90,432 and $83,161, respectively.

Minimum future lease payments are as follows:

2016	20,730
2017	62,491
2018	33,889
2019	2,824

$119,934

With the acquisition of EBC Public House, the Company acquired another lease. The lease for the Restaurant is for 5 years with 5 year options. The leas began on August 1, 2015and expires on July 31, 2020.

Total lease expense paid during the quarter ended September 30, 2016, and the quarter ended September 30, 2015, was $$41,400 and $9,200, respectively.

Minimum future lease payments are as follows:

2016	13,800
2017	55,200
2018	55,200
2019	55,200
2020	32,200

$211,600

Notes payable commitment:

The Company purchased 4300 kegs that it had previously leased on a note payable with City National Bank.

Minimum future payments for keg assets note are as follows:

2016	19,022
2017	75,199
2018	31,333

$125,554

The Company purchased a truck for the business that was financed through an auto loan with Ford Motors financing.

Minimum future payments for the auto loan are as follows:

2016	2,336
2017	4,672
2018	747

$7,755

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of Company Management the ultimate outcome of the claims and litigation, if any, will not have a material adverse effect on the Company’s financial position.

NOTE 11 - CONCENTRATIONS

Cash

The Company maintains cash balances at financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures cash balances up to $250,000 per institution. As of September 30, 2016, the Company had no bank account that exceeded the insured amount. The Company normally has no problem with uninsured balances as its deposits are separated across financial institutions.

Accounts Receivable

At September 30, 2016, three customers accounted for approximately 50%, 22%, and 18%, respectively, of the Company’s accounts receivable. At December 31, 2015, three customers accounted for approximately 54%, 16%, and 12%, respectively, of the Company's accounts receivable.

Accounts Payable

At September 30, 2016, two vendors accounted for approximately 70%, and 14%, respectively, of the Company’s accounts payable. At December 31, 2015, three vendors accounted for approximately 57%, 9% and 6%, respectively, of the Company's accounts payable. For the period ending September 30, 2016, two vendors accounted for approximately 49% and 9% of total purchases. For the year ended December 31, 201, two vendors accounted for approximately 69% and 13% of total purchases.

Sales

At September 30, 2016, three customers accounted for approximately 39%, 23%, and 15%, respectively, of the Company’s sales. For year ended December 31, 2015, three customers accounted for approximately 34%, 25%, and 16%, respectively, of the Company's sales.

NOTE 12 - SUBSEQUENT EVENT

Subsequent events have been evaluated through August 15, 2016, which is the date the financial statements were available to be issued.

1.	Subsequent to the quarter ended September 30, 2016, Evans Brewing Company’s FORM S-1 registration statement previously filed by the Company, wherein the Company registered 425,000 shares of Common Stock pursuant to the terms of the Equity Purchase Agreement with Kodiak Capital Group, LLC, became effective on October 25, 2016.

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

Overview

The brewery continued to operate under the Bayhawk Ales, Inc. name as it transitioned the licensing and branding over to Evans Brewing Company, Inc. That process has been completed and all future activities will be under the Evans Brewing Company banner. Bayhawk Ales Inc. will be dissolved and all of its history will become that of Evans Brewing Company, Inc.

Evans Brewing Company is a craft brewery based on Orange County, California that produces and sells premium craft beers, including a variety of ales and lagers. EBC’s beers are currently produced in its 17-barrel brewery in Irvine, California, the oldest continuously operating brewing facility in Orange County and one of the oldest in all of Southern California. This facility has been producing craft beers since January 1995. The brewery is located in a leased building in the McCormick & Schmick’s Seafood Restaurant.

EBC products include four beers that are packaged year-round (Pollen Nation Honey Blonde Ale, The KrHOPen India Pale Ale, Oaklore Brown Ale, and ChocōLatté Chocolate Porter), various draft-only offerings (which include The Joaquin Dead Mexican Red Ale, OC Pale Ale, Son of a Beach Blonde Ale), and seasonal beers (which include Approachable Bastard Session IPA, Stout at the Devil Russian Imperial Stout, crHOP Dust Hefeweizen, and Oktoberfest). EBC’s labels for its year round packaging were approved in 2016 and the beers are currently being sold with these labels. EBC has the exclusive rights to make, manufacture, produce, market, sell, and distribute original beers, lagers, and ales known as Evans Lager Original, Evans Lager Black, Evans Lager Light, Bad Kat Ice, and Dead Presidents. EBC also owns the assets of Pig’s Eye Brewing Company, LLC, (the “EBC Malt Assets”) including the intellectual property and trademarks relating to original beers, lagers, and ales, including Milwaukee Select and Pig’s Eye (the “EBC Malt Brands”). EBC’s products are distributed to restaurants and other retail outlets in nine states. EBC also produces and packages kegged beer on a private label basis for restaurants and other customers, with the names for such products determined collaboratively with such customer and each product co-branded with the phrase “by Evans Brewing Company”.

In addition to manufacturing and selling the products above, EBC also produces and packages beers for other craft breweries in Southern California on a contract-basis. Further, in addition to beer production and sales generally, EBC also produces and offers for sale certain “Evans Brewing Company” branded merchandise including apparel, glassware and other beer accessories.

On September 29, 2016, Evans Brewing Company, Inc., closed the acquisition of a restaurant business located in the downtown SOCO District of Fullerton, California, through the acquisition of all the outstanding stock of EBC Public House, Inc., which the Company now operates as its first branded restaurant and taproom under the trade name “The Public House by Evans Brewing Company”. The Public House features the Company’s beers – as well as beers from other selected local Orange County, California breweries, -- food and, potentially, occasional entertainment.

In connection with such closing, the Company acquired 100% of the outstanding shares of EBC Public House from Mr. Rapport and issued 1,000,000 shares of the Company’s Series A Preferred Stock to Mr. Rapport. The asset purchase and share exchange have been treated as business combination as both companies are controlled by the same management.

In connection with the closing of the transactions, the Company and Michael J. Rapport also entered into an Indemnification Agreement for Closing Date Liabilities (the “Indemnification Agreement”) pursuant to which Mr. Rapport agreed to indemnify the Company for liabilities accrued as of the closing.

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

By way of background, Mr. Rapport formed Public House to purchase a restaurant business located in Fullerton, California (previously operated as Steamers Jazz Club). Public House is working to renovate and remodel the restaurant, with plans to open in September of 2016. Mr. Rapport was the sole shareholder of Public House.

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

EBC has provided additional information relating to EBC Public House and the restaurant business, including disclosures required by SEC rules and regulations in this quarterly report based on the closing of the purchase of the Public House Shares.

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

EBC has issued the shares of Preferred Stock in connection with the purchase of the Public House Shares, which occurred on September 29, 2016, in conjunction with the closing of that transaction. The shares will be issued without registration under the securities Act of 1933 (the “1933 Act”) in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

The foregoing summary of the terms and conditions of the Certificate of Designation does not purport to be complete, and is qualified in its entirety by reference to the full text of the Certificate of Designation, was attached as an exhibit to a Current Report on Form 8-K, filed by EBC on December 15, 2015.

Results of Operations for the nine months ended September 30, 2016 and the nine months ended September 30, 2015

Our operating results are summarized as follows:

	Nine Months Ended Sep 30, 2016	Nine Months Ended Sep 30, 2015
Revenue	$1,329,430	$1,514,259
Cost of sales	$1,002,403	$1,066,363
Operating expenses	$1,014,431	$615,464
Other income (expenses)	$(10,621)	$12,147
Net loss	$(699,534)	$(155,421)

Revenues

During the quarter ended September 30, 2016, the Company had sales of $488,206 compared to $411,039, for the quarter ended September 30, 2015. The increase in sales for the current quarter compared to the quarter ended September 30, 2015 is due mainly to two factors; The increase in bottle sales for Evans Brewing Company and the increase in Malt liquor sales. The Malt liquor sales were low last quarter because of a lack of cans based upon the fact that the company that supplies the aluminum cans ran into a production problem and was not able to deliver the normal supply of cans that were needed to meet the production and sales needs of the Company to package the malt liquor. Upon getting those cans this quarter Sales were higher than normal because it included fulfillment of sales orders from last quarter. During the nine months ended September 30, 2016, the Company had sales of $1,329,430 compared to sales of $1,514,259 for the nine months ended September 30, 2015. The reason for the large decrease in sales again was due in part to the lack of cans available to package the Company’s malt liquor production to meet sales delivery requirements and reduced sales of private label beers.

Operating Expenses

The operating expenses for the quarter ended September 30, 2016, were $601,727 compared to $245,581 for the quarter ended September 30, 2015. The increase in operating expenses for the quarter ended September 30, 2016, compared the quarter ended September 30, 2015, is due to an increase in professional expenses of $38,074. Most of the increase was attributable to costs associated with the annual shareholders meeting in June and legal expenses associated with filings and work associated with the raising of funds through an equity purchase agreement. Selling expenses have also increased by $40,000 due to an increase in the sales force and there was a stock award for bonuses and board of director fess of $236,000. The operating expenses for the nine months ended September 30, 2016, were $1,014,431 compared to $615,464 for the nine months ended September 30, 2015. The increase in expenses for the current nine-month period compared to the same six-month period last year was again due to the increase in professional expenses attributable to costs for the annual shareholders meeting and legal expenses associated with the raising of funds through an equity purchase agreement along with costs of bonuses and stock awards and increase in selling expenses.

Net Loss from Operations:

The net loss from operations for the quarter ended September 30, 2016, was $427,454 compared to a net loss from operations of $36,191 for the quarter ended September 30, 2015. The increase in the net loss from operations for current quarter compared to the same quarter last year is due to an increase in operating expenses as outlined above. The net loss from operations for the nine months ended September 30, 2016, was $687,404 compared to a net loss from operations of $167,568 for the same period last year. Again the increase in net loss from operations for this nine-month period ended on September 30, 2016, compared to the same period last year is due to a decrease in sales and an increase in operating expenses as outlined above in the operating expenses paragraph.

Interest Expense:

Interest expense for the quarter ended September 30, 2016, was $6,352, compared to $4,789 for the quarter ended September 30, 2015. The increase in interest expense for the current quarter compared to the same quarter last year is due to an increase in the total notes outstanding from a related party. Interest expense for the nine months ended September 30, 2016, was $15,784 compared to $7,323 for the nine months ended September 30, 2015. Again the increase in interest expense for the nine-month period ended September 30, 2016, compared to the same nine-month period last year is due to an increase in the amount of the notes payable held by a related party.

Other Income (Expense):

Other income for the three months ended September 30, 2016, was $4,142, compared to other income of $13,391 for the period ended September 30, 2015. The increase in other income for the period ended September 30, 2015, was a one-time insurance payment in excess of the insurance claim recorded by the Company. Other Income for the nine months ended September 30, 2016, was $5,163 compared to $22,410 for the nine-month period ended September 30, 2015. Again the increase in the prior period was due mainly to the insurance payment in excess of the insurance claim.

Net Loss:

Net loss for the quarter ended September 30, 2016, is $429,665 compared to a loss of $30,529 for the quarter ended September 30, 2015. The increase in net operating loss for the quarter ended September 30, 2016, compared to the same period last year was due to a large increase in operating expense as note above offset by a small increase in sale as noted above. Net Loss for the nine-month period ended September 30, 2016, is $698,026 compared to a loss of $155,421 for the nine-month period ended September 30, 2015. Again this net loss for the current nine-month period compared to the same period last year is mainly attributable to a decrease in sales and a large increase in operating expenses as noted above.

Taxes:

Taxes for the quarter ended September 30, 2016, are $1,508 compared to taxes of $11,650 for the quarter ended September 30, 2015. Taxes for the current quarter are State taxes paid to the State of California. The tax amount paid in the quarter ended September 30, 2015, was an overpayment and The Company will get most of that payment back in the last quarter of 2016. Taxes for the nine-month period ended September 30, 2016, are $1,508 compared to $11,900 for the none-month period ended September 30, 2015. The narrative is the same for the nine month period as it is for the 3 month period.

Net Loss after taxes:

Net loss after taxes for the quarter ended September 30, 2016, is $431,173 compared to a loss of $42,179 for the quarter ended September 30, 2015. Net Loss for the nine-month period ended September 30, 2016, is $699,534 compared to a loss of $167,321 for the nine-month period ended September 30, 2015.

Liquidity and Capital Resources

Working Capital

	June 30, 2016	December 31, 2015
Current Assets	$683,388	$737,564
Current Liabilities	$792,594	$479,010
Working Capital (Deficit)	$(109,206)	$258,554

Cash Flows

	For the nine months ended Sep 30, 2016	For the nine months ended Sep 30, 2015
Cash used (in) by Operating Activities	$(607,635)	$166,931
Cash provided in Investing Activities	$(832,205)	$(355,694)
Cash provided in Financing Activities	$1,227,666	$294,310
Increase (Decrease) in Cash	$(212,174)	$105,547

Cash Used In Operating Activities

Our net loss for the period ended September 30, 2016, was the main contributing factor for our negative operating cash flow.

Cash from Financing Activities

As of September 30, 2016, we have insufficient cash to operate our business at the current level for the next twelve months and to achieve our business goals unless there is an additional infusion of cash. Subsequent to the end of the nine-month period ended September 30, 2016, the Company’s FORM S-1 statement previously filed by the Company, wherein the Company registered 425,000 shares of Common Stock pursuant to the terms of the Equity Purchase Agreement with Kodiak Capital Group, LLC, became effective on October 25, 2016. The agreement calls for the Company to receive $1,000,000 in exchange for the shares. Future profits will provide additional working capital.

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

The 4,033,863 shares exchanged per the agreement along with the 436,000 shares that Evans Brewing Company held brings the total outstanding to 4,469,863. Bayhawk had a total of 4,884,624 shares of its common stock outstanding as of December 31, 2014, and as of the closing of the Share Exchange, but 414,761 shares were not tendered in the Share Exchange, so the total shares outstanding shares of EBC common stock at December 31, 2015, was 4,469,863. With the issuance of the 277,000 new shares of the common for compensation and 25,000 shares for cash, the total outstanding shares of common as of September 30, 2016, is 4,772,463.

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

PART III

ITEM 1. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase and Share Exchange Agreement (included as Annex A to the proxy statement/registration statement forming part of this registration statement).	(1)

3.1	Certificate of Incorporation of Evans Brewing Company Inc. (incorporated by reference to Exhibit 3.1 to EBC’s Registration Statement on Form 10, filed July 3, 2013).	(1)

3.2	Certificate of Amendment to Certificate of Incorporation, dated April 15, 2014 (incorporated by reference to Exhibit 3.3 to EBC’s Current Report on Form 8-K filed April 22, 2014).	(1)

3.3	By-Laws of EBC (incorporated by reference to Exhibit 3.2 to EBC’s Registration Statement on Form 10, filed July 3, 2013).	(1)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to EBC’s Registration Statement on Form 10, filed July 3, 2013).	(1)

10.1	Brand Manager Agreement between EBC and Prestige Imports LLC, dated July 30, 2014.	(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS*	XBRL Instance Document	Filed herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	Filed herewith

(1)	Incorporated by reference from Evans Brewing Company’s Annual Report on Form 10-KSB for Fiscal Year Ended December 31, 2015 filed on April 19, 2016.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS BREWING COMPANY INC.

Dated: November 21, 2016	By:	/s/ Michael J. Rapport
	Name:	Michael J. Rapport
	Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

	By:	/s/ Kenneth C. Wiedrich
	Name:	Kenneth C. Wiedrich
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Rapport	Chief Executive Officer, Chairman of the Board	November 21, 2016
Michael J. Rapport

/s/ Evan Rapport	Vice President	November 21, 2016
Evan Rapport

/s/ Mark Lamb	Director	November 21, 2016
Mark Lamb

/s/ Roy Roberson	Director	November 21, 2016
Roy Roberson

/s/ Joseph Ryan	Director	November 21, 2016
Joseph Ryan