Form 10-K
period 2016-12-31
Evans Brewing Co Inc.
filed 2017-04-17
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The number of shares of the Registrant’s common stock outstanding as of March 31, 2017, was 4,784,293.

EVANS BREWING COMPANY INC.

FISCAL YEAR ENDED DECEMBER 31, 2016

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

Evans Brewing Company, Inc. (Formerly ALPINE 3, Inc.) was incorporated in Delaware in June 18th, 2013 with a fiscal year ending on December 31st.

Evans Brewing Company, Inc., acquired a restaurant business located in the downtown SOCO District of Fullerton, California, through the acquisition of all the outstanding stock of EBC Public House, Inc., which the Company now operates as its first branded restaurant and taproom under the trade name “The Public House by Evans Brewing Company”. The restaurant was acquired from Michael J Rapport and it features the Company’s beers, as well as beers from other selected local Orange County, California breweries, food and occasional entertainment. The Restaurant is the first in a chain of restaurants to be added by the Company.

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

With the opening of the Company’s first branded restaurant and taproom, The Public House by Evans Brewing Company, in the last quarter of 2016, the Company sells food as well as its core beer products.

Seasonality of Business

EBC products are sold throughout the year with the summer and fall seasons of the year providing the largest volume of sales. With the opening of the Company’s first branded restaurant and taproom, The Public House by Evans Brewing Company, in the last quarter of 2016 and additional distribution in year-round retail outlets, the Company anticipates an increase in sales in the winter and spring seasons to even out sales volume throughout the year.

Employees

As of the date of this Report, EBC has eleven full time and twenty nine part time employees.

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

Effective September, 2016 the Bayhawk name was dissolved and all operations are now under the name of Evans Brewing Company, Inc and the lease is no longer needed.

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

No Change of Control

In connection with the Asset Purchase Transaction, and the share exchange for the restaurant, there was no change in control of EBC. The officers and directors of EBC did not change, and the majority ownership of EBC did not change.

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

Public House Stock Purchase Agreement

On September 29, 2016, the Company acquired 100% of the outstanding shares of EBC Public House from Mr. Rapport and issued 1,000,000 shares of the Company’s Series A Preferred Stock to Mr. Rapport. The close of the restaurant was based on the agreement entered into on December 10, 2015, wherein, EBC entered into a Stock Purchase Agreement (the “Public House SPA”) with Michael J. Rapport, as the sole shareholder of EBC Public House, Inc., a California corporation (“Public House”), for the purchase by EBC of 100% of the outstanding shares of Public House from Mr. Rapport, with the transaction closing on September 29, 2016.

By way of background, Mr. Rapport formed Public House to purchase a restaurant business located in Fullerton, California (previously operated as Steamers Jazz Club). At the completion of the renovation and remodel of the restaurant on September 29,2016, the agreement was closed. Mr. Rapport was the sole shareholder of Public House.

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

EBC issued 1,000,000 shares of Preferred Stock in connection with the purchase of the Public House Shares, upon closing of the transaction, which occurred on September 29, 2016, without registration under the securities Act of 1933 (the “1933 Act”) in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

As of the date of this Report, our common stock is being trading on the OTC Markets. The stock is trading in small quantities and there can be no guarantee that aa large market will ever develop for our common stock, or if developed, may not be sustained in the future. Investors should be aware that there might be additional significant state law restrictions upon the ability of investors to resell our shares.

Sales of our common stock under Rule 144 could reduce the price of our stock.

All of our outstanding common shares are currently eligible for resale under Rule 144. In general, persons holding restricted securities in a publicly reporting company that is providing current public information meeting the requirements of Rule 144, including affiliates, must hold their shares for a period of at least six months.  Because EBC was previously a “shell company” as defined in the rules of the SEC, Rule 144 is unavailable until one year from the date on which EBC filed “Form 10 information” with the SEC (namely, December 15, 2015), which was contained in this Proxy Statement/Registration Statement and was incorporated by reference into the Current Report on Form 8-K filed on December 15, 2015. Additionally, affiliates of EBC may not sell more than one percent of the total issued and outstanding shares in any 90-day period and must resell the shares in an unsolicited brokerage transaction at the market price. At the current time, all of our common stock has become available for resale under Rule 144, since one year has transpired since the Company has filed the Form 10 information, and with the sale of any volume of these shares the market prices for our common stock may be reduced.

We may, in the future, issue additional securities, which would reduce our stockholders’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes us to issue 100,000,000 shares of common stock. As of the date of this annual report, we had 4,826,463shares of common stock outstanding. Accordingly, we may issue up to an additional 95,173,537 shares of common stock. The future issuance of common stock may result in additional dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock.  Additionally, our board of directors may designate the rights terms and preferences of one or more series of preferred stock at its discretion including conversion and voting preferences without prior notice to our stockholders.  Any of these events could have a dilutive effect on the ownership of our shareholders, and the value of shares owned.

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

An active public market for our common stock may not be sustained. We will work to negotiate and determine the initial public sale price with our market makers, but this price may not be indicative of prices that will prevail in the trading market.

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

Market Information

Our Common Stock is currently trading on the OTC QB.

Description of Securities

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2016, there were 4,757,463 shares of common stock outstanding and 1,000,000 shares of preferred stock were outstanding.  As of December 31, 2015, an aggregate of 4,469,863 shares of our common stock were issued and outstanding and 0 shares of our preferred stock were outstanding.

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

Preferred Stock. Our Articles of Incorporation also provide that we are authorized to issue up to 10,000,000 shares of preferred stock with a par value of $.0001 per share. As of the date of this report, there are 1,000,000 shares of preferred stock issued and outstanding. Our Board of Directors has the authority, without further action by the shareholders, to issue from time to time the preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

Holders of Common stock

At March 30, 2017, there were 600 registered shareholders otherwise entitled to hold our common shares.

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

Overview and Highlights

Company Background

Evans Brewing Company Inc. (“EBC”), was incorporated under the laws of the State of Delaware on June 18, 2013, as ALPINE 3, Inc. On July 3, 2013, EBC filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) to become a public company.

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

Pursuant to negotiations between EBC’s management and the management of Bayhawk Ales Inc. (“Bayhawk”), EBC and Bayhawk determined to enter into an Asset Purchase and Share Exchange Agreement (the “Agreement”), subject to the approval by the stockholders of Bayhawk, as discussed herein. Pursuant to the Agreement, EBC acquired the assets and operations of Bayhawk, including the assets and operations Evans Brewing Company, a California corporation (“Evans Brewing California”), but not including the owners of the outstanding shares of Evans Brewing California common stock, which Bayhawk retained. Bayhawk and EBC are under common control by our majority shareholder at the time of the share exchange and as a result the transaction will be accounted for as a business combination under common control, a method similar to the pooling-of-interest method ("Pooling-of-Interest"). EBC will be the operating entity going forward. The financial statements reflect the combined operations and combined history of both companies.

EBC has also acquired a restaurant, The Public House by Evans Brewing Company, which occurred on September 29, 2016, in a share exchange agreement with Michael Rapport. Michael J Rapport is the CEO of Evans Brewing Company and as a result EBC and The Public House are under common control. The transaction will therefore be treated as a business combinations as was EBC and Bayhawk.

Results of Operations for the twelve months ended December 31, 2016 and December 31, 2015.

Our operating results are summarized as follows:

	Twelve months ended December 31, 2016	Twelve months ended December 31, 2015
Revenue	$1,954,428	$1,952,301
Cost of sales	$1,588,185	$1,456,613
Operating expenses	$1,298,350	$849,827
Other income (expenses)	$(193,213)	$14,210
Net income (loss)	$(1,127,727)	$(353,923)

Revenues

During the year ended December 31, 2016, the sales of Evans Brewing Company, Inc. were $1,954,428 compared $1,952,301 for the same period ending December 31, 2015. The current year sales remained very closely the same as the previous year sales in spite of the acquisition of the restaurant which increased sales by $218,916 because this was offset by a decrease in the sales of malt liquor by $182,242. The decrease in the malt liquor sales were due to a shortage of cans to package the beer in over a two-month period of time. The Company was not able to make up the sales lost over this period of time.

Operating Expenses

Operating expenses for the year ended December 31, 2016, were $1,298,350 compared to $849,827 for the year ended December 31, 2015. The increase in operating expenses are largely attributable to the acquisition of The Public House Restaurant that added $199,300 of operating expenses along with the stock awards for bonuses and board fees valued at $190,585 and an increase in legal fees related to our S-1 registration statement that was filed in September of 2016, and the administrative costs associated with the annual stockholder meeting that was held in June of 2016.

Interest Expense:

Interest expense for the year ended December 31, 2016, was $23,252, compared to $12,197, for the year ended December 31, 2015. The amount of this interest that is associated with related party interest is $15,299 for the year ended December 31, 2016, and $7,754 for the year ended December 31, 2015.

Other Income (Loss):

Other income(expense) for the year ended December 31, 2016, was ($193,213) compared to $22,411 for the year ended December 31, 2015. The 2016, amount is made up of $23,252 of interest expense and 4,961 to write off prior year errors, and $165,000 to write off goodwill that was on the EBC Public House books at the time of the acquisition Evans Public House. The 2015, amount is associated with the claim receivable established by EBC in 2014 for the fire that damaged the brewery. EBC was paid $322,410 by the insurance company in 2015, with $300,000 offsetting the receivable and the balance treated as other income.

Net Loss:

Net loss from operations for the year ended December 31, 2016, was $1,127,727, compared to a loss of $353,923 for the year ended December 31, 2015. The net loss for the fiscal year ended December 31, 20156, was made up of a loss from operations of $932,106, plus other expense of $193,213, plus a loss from taxes paid of $2,408. The net loss for the fiscal year ended December 31, 2015, was made up of a loss from operations of $354,138, less other income of $14,210, plus a loss from taxes paid of $13,995.

Liquidity and Capital Resources

Working Capital

	December 31, 2016	December 31, 2015
Current Assets	$572,250	$737,564
Current Liabilities	$1,050,884	$487,760
Working Capital	$(478,634)	$249,804

Cash Flows

	For the twelve months ended December 31, 2016	For the twelve months ended December 31, 2015
Cash (used) provided by Operating Activities	$(854,351)	$75,417
Cash provided (used in) Investing Activities	$(850,998)	$(337,844)
Cash provided by Financing Activities	$1,497,955	$247,372
Decrease in Cash	$(207,395)	$(15,055)

Cash Used In Operating Activities

For the year ended December 31, 2016, cash used in operating activities was made up mainly of the loss of $1,127,727 plus increase in inventory of $61,356, the acquisition of a liquor license for Public House of $50,000, reduction in deposits of $52,600, increase in accrued expenses of $41,874, stock awards issued for board fees and bonuses valued at $190,650 and depreciation of $90,896. For the year ended December 30, 2015, cash used in operating activities was the made up mainly of the loss of $353,923 offset by the reduction in claims receivable of $300,000, reduction in deposits of $86,000, decrease in inventory and depreciation of $46,396.

Cash used in investing activities:

For the year ended December 31, 2016, cash used in investing activities was $850,998 used for the purchase of fixed assets. For the year ended December 31, 2015, cash used in investing activities was $337,844 used for the purchase of fixed assets.

Cash from Financing Activities

For the year December 31, 2016, cash provided by financing activities of $1,497,955, consisted of $1,093,692 value received for issuance of 1,000,000 shares of preferred stock plus $43,753 received from sale of stock, $43,000 received from a line of credit, $396,197 for the issuance of related party notes payable, offset by payments on notes payable of $78,688. For the year ended December 31, 2015, cash used in financing activities consisted of $247,372 received from issuance of notes payable of $184,042, and related party notes payable of $90,000, offset by lease equipment payment of $26,670.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between EBC and any other entity that have, or are reasonably likely to have, a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The accompanying annual financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company has an accumulated deficit of $2,562,037. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

New Accounting Pronouncements

The FASB issued ASU 2016-09 in March 2016, to provide guidance to entities that issue share-based payment awards to their employees as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this Update were identified through outreach for the Simplification Initiative and involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

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

Public House Stock Purchase Agreement

On September 29, 2016, the Company acquired 100% of the outstanding shares of EBC Public House from Mr. Rapport and issued 1,000,000 shares of the Company’s Series A Preferred Stock to Mr. Rapport. The close of the restaurant was based on the agreement entered into on December 10, 2015, wherein, EBC entered into a Stock Purchase Agreement (the “Public House SPA”) with Michael J. Rapport, as the sole shareholder of EBC Public House, Inc., a California corporation (“Public House”), for the purchase by EBC of 100% of the outstanding shares of Public House from Mr. Rapport, with the transaction to be closed following completion of due diligence and certain other conditions outlined below.

By way of background, Mr. Rapport formed Public House to purchase a restaurant business located in Fullerton, California (previously operated as Steamers Jazz Club). With the completion of the renovation and remodel the agreement to acquire the restaurant closed. Mr. Rapport was the sole shareholder of Public House.

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

Off Balance Sheet Arrangements

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector.  These agreements are typically with business partners, and suppliers.  Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.  As a result, the estimated fair value of liabilities relating to these provisions is minimal.  Accordingly, we have no liabilities recorded for these provisions as of December 31, 2016 or December 31, 2015.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2016.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and were designed to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

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

Based on this evaluation, our management determined that our internal controls over financial reporting were effective as of December 31, 2016, and designed to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

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

Directors, Executive Officers, Promoter and Control Persons

The table below lists all current officers and directors of EBC.  All officers serve at the discretion of the Board of Directors. The term of office of each of our directors expire at our next Annual Meeting of Shareholders or until their successors are duly elected and qualified. This list includes Kevin Hammons who was added to the Board of Directors subsequent to the year ended December 31, 2016.

NAME	AGE	POSITION
Michael J. Rapport	60	President/CEO and Director
Evan Rapport	30	Vice President and Director
Kenneth C. Wiedrich	70	CFO
Mark Lamb	53	Director
Roy Roberson	55	Director
Joe Ryan	51	Director
Kevin Hammons	33	Director

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

Roy Roberson, Director

Mr. Roberson P.E. is a professional engineer in the land development industry. He manages real estate development projects and has held senior management positions at several public and private businesses that serve the land development industry. He is a post-graduate of development, real estate, investment, finance and strategic planning and management of technical professionals from the University of California, Irvine. He received his BS from Texas A&M University, in civil engineering, in 1982. He became a registered civil engineer in the State of California in 1989. Roy is also a founding member of Bayhawk Ales since 1994 through 2013. He has extensive corporate start up experience in the Southern California region and has also accomplished many real estate projects that include homes, golf courses, schools, churches, hospitals, offices, bridges, tunnels, habitat restoration flood control, water supply as well as for corporate companies such as Space X and Virgin Galactic.

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

KEVIN HAMMONS, Director

Mr. Hammons is the head brewer of Evans Brewing Company. He has over 7 years of experience in the Craft Brewing business and formerly was the brewing manager for a boutique Orange County craft brewery where he responsible for supervising and managing a team of 11 employees, including both the brewer and cellar departments. Mr. Hammons experience also includes operation of a barrel aging program and ensuring the quality of all beers produced a craft brewing facility.

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

Committees of the Board

None

Board Meetings and Committees; Annual Meeting Attendance

During the year ended December 31, 2016, the Company had 3 formal board meetings, an annual stockholders meeting, and conducted other business through written actions.

During the year ended December 31, 2015, the Company 3 formal Board meetings and conducted other business through written actions.

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

Summary Compensation Table

The following tables lists the compensation of the Company's principal executive officers and board members for the years ended December 31, 2016 and 2015.  The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Comp. ($)	Total ($)
Michael J. Rapport President/Chief Executive Officer	2016	$0	-	$0		-	-	-	-	$0

Evan Rapport, Vice President	2016	$84,000	-	$62,500	(1)	-	-	-	-	$146,500

Mark Lamb Director	2016	$0	-	$25,000	(2)	-	-	-	-	$25,000

Roy Roberson Director	2016	$0	-	$25,000	(2)	-	-	-	-	$25,000

Joe Ryan Director	2016	$0	-	$25,000	(2)	-	-	-	-	$25,000

Kenneth C. Wiedrich. CFO	2016	$24,000	-	$35,000	(3)	-	-	-	-	$59,000

(1)	Stock award value based on the award of 50,000 shares of common stock.
(2)	Stock award value based on the award of 20,000 shares of common stock
(3)	Stock award value based on the award of 28,000 shares of common stock

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Comp. ($)	Total ($)
Michael J. Rapport President/Chief Executive Officer	2015	$0	-	$0	-	-	-	-	$0

Evan Rapport, Vice President	2015	$0	-	$0	-	-	-	-	$0

Mark Lamb Director	2015	$0	-	$0	-	-	-	-	$0

Roy Roberson Director	2015	$0	-	$0	-	-	-	-	$0

Joe Ryan Director	2015	$0	-	$0	-	-	-	-	$0

Kenneth C. Wiedrich. CFO	2015	$20,000	-	-	-	-	-	-	$20,000

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. On July 20, 2016, the board determined that members of the board will be granted a stock award of 20,000 shares of the Company’s common stock. Michael Rapport declined to be awarded shares for his services.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through to date.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during periods ending December 31, 2016 and December 31, 2015 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation Arrangements with Executive Management

There were no compensation contracts for any of the executives of the Company at the end of December 31, 2016.

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

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
The Michael J Rapport Trust 2480 Railroad Street Corona, CA 92880	Common Stock	3,242,684	68.16%

Michael J. Rapport, (2) President, Chief Executive Officer, Chairman	Common Stock	3,242,684	68.16%

Evan Rapport, Vice President, Director 1204 Thorough Lane Irvine, CA 92860	Common Stock	671,458	14.11%

Kenneth Wiedrich, Chief Financial Officer	Common Stock	28,000	*

Mark Lamb, Director	Common Stock	23,000	*

Roy Roberson, Director	Common Stock	21,506	*

Joe Ryan, Director	Common Stock	135,583	2.85%

All Officers and Directors as a Group (6 Persons)	Common Stock	4,222,231	88.70%

*     Less than one percent.

(1)	Percentage of ownership is based on the 4,757,463 issued and outstanding shares of Common stock as of December 31, 2016. Duplicate entries have been omitted in calculating the shares and percentages as a group.

(2)	Mr. Rapport owns and holds all of his shares through The Michael J. Rapport Trust, of which he is the Trustee. He owns no shares directly.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities ("Reporting Persons"), to file reports with the Commission. The Company believes that during fiscal 2016 and 2015, all Reporting Persons timely complied with all filing requirements applicable to them, except as follows:

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

During the year ended December 31, 2016, Evan Rapport received an award of 50,000 shares for board fee and bonuses bringing the total shares owned by Evan Rapport to 671,458.

Michael Rapport is the father of Evan Rapport.

Director Independence

EBC is not required by any outside organization (such as a stock exchange or trading facility) to have independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Kenne Ruan, CPA, P.C. was the Company’s independent registered public accounting firm from inception through 2014, and through January 21, 2015, and again from September 4, 2015 to the present. Set below are aggregate fees billed by Mr. Ruan for professional services rendered for the year ended December 31, 2015 and 2016.

Anton & Chia, LLP was the Company’s independent registered public accounting firm from January 21, 2015 through September 4, 2015. Set below are aggregate fees billed by Anton & Chia for professional services rendered for the part of the 2015 fiscal year.

Audit Fees

The fees for the audit and review services billed and to be billed by Kenne Ruan CPA, P.C. for the period September 4, 2015 through December 31, 2015 were $8,500. Audit fees paid to Kenne Ruan CPA, PC for the year ended December 31, 2016, are $33,505

The fees for the audit review services billed by Anton & Chia, LLP (“A&C”), for the fiscal year ended January 21, 2015, through September 4, 2015, were $100,000.

Audit Related Fees

None

Tax Fees

The Company has paid Lucas, Horsfall, Accountants $5,000 for preparation of taxes for the year ended December 31, 2016, and $5,000 for the year ended December 31, 2015.

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

EVANS BREWING COMPANY INC.

Dated: April 17, 2017	By:	/s/ Michael J. Rapport
	Name:	Michael J. Rapport
	Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

	By:	/s/ Kenneth C. Wiedrich
	Name:	Kenneth C. Wiedrich
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Rapport	Chief Executive Officer, Chairman of the Board	April 17, 2017
Michael J. Rapport

/s/ Evan Rapport	Vice President	April 17, 2017
Evan Rapport

/s/ Mark Lamb	Director	April 17, 2017
Mark Lamb

/s/ Roy Roberson	Director	April 17, 2017
Roy Roberson

/s/ Joseph Ryan	Director	April 17, 2017
Joseph Ryan

EVANS BREWING COMPANY INC.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Evans Brewing Company Inc.

We have audited the accompanying consolidated balance sheets of Evans Brewing Company Inc as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Evans Brewing Company Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans Brewing Company Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans regarding this situation are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut
April 17, 2017

EVANS BREWING COMPANY, INC.

(Formerly ALPINE 3, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$117,997	$325,392
Accounts receivable	191,368	222,358
Inventory	240,170	178,814
Misc. receivable	1,848	-
Deposits- short term	10,300	-
Prepaid expense	10,567	11,000
Total Current Assets	572,250	737,564
Fixed Assets
Equipment and leasehold improvements net of depreciation	1,229,141	469,039
Total Fixed Assets	1,229,141	469,039
Other Assets
Liquor license	50,000	-
Deposits	72,100	135,000
Deferred tax assets	11,668	8,750
Total Other Assets	133,768	143,750

Total Assets	$1,935,159	$1,350,353

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	150,224	171,081
Accrued interest	12,450	7,754
Accrued Salary	34,873	4,730
Deferred revenue- gift cards	3,295	-
Refundable deposits	107,567	107,574
Current deferred tax liability	11,668	8,750
Credit card payable	3,739	-
Notes payable – line of credit	43,000	-
Auto loan – current portion	4,672	4,672
Notes payable – current portion	75,198	75,199
Notes payable to related party	604,197	108,000
Total Current Liabilities	1050,884	487,760

Long Term Liabilities
Auto loan- long term portion	2,092	5,419
Notes payable – long term portion	31,333	106,693
Notes payable to related party – long term	-	100,000
Total Liabilities	1,084,309	699,872

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, series A, $0.0001 par value, 1,000,000 issued and outstanding as of December 30, 2016, and 0 issued and outstanding as of December 31, 2015, respectively	100	-
Common Stock, authorized 100,000,000 shares, $0.0001 par value, 4,757,463 issued and outstanding as of December 31, 2016, and 4,469,863 shares issued and outstanding as of December 31, 2015, respectively	476	447
Additional Paid in Capital	3,412,311	2,084,345
Accumulated Deficit	(2,562,037)	(1,434,311)
Total Stockholders' Equity	850,850	650,481
Total Liabilities and Stockholders' Equity	$1,935,159	$1,350353

The accompanying notes are an integral part of these consolidated financial statements.

EVANS BREWING COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2016	2015

Sales- net	$1,954,428	$1,952,301
Cost of sales	1,588,184	1,456,612
Gross Profit	366,244	495,689

Operating expenses
Professional services	335,818	335,971
Administrative salaries	256,966	116,375
Selling expense	312,525	261,680
General and administrative expense	393,041	135,801
Total Operating Expenses	1,298,350	849,827

(Loss) from continuing operations	(932,106)	(354,138)

Other Income (Expense)
Interest expense	(23,252)	(12,197)
Loss on write off of prior year corrections	(4,961)	-
Loss on write off of goodwill	(165,000)	-
Loss on prior year write-off	-	3,996
Other income	-	22,411
Total other income (expenses)	(193,213)	14,210

Net (loss) before income taxes	(1,125,319)	(339,928)

Income taxes	2,408	13,995
Net (Loss)	$(1,127,727)	$(353,923)

Earnings (loss) per share;
Basic	$(0.24)	$(0.08)

Weighted average number of shares outstanding	4,637,984	4,469,863

The accompanying notes are an integral part of these consolidated financial statements.

EVANS BREWING COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31,2014	-	$-	4,884,624	488	$2,084,304	$(1,080,388)	$1,004,405

Shares unclaimed and canceled	-	-	(414,761)	(41)	41	-	-
Net loss for period ending December 31, 2015	-	-	-	-	-	(353,923)	(353,923)
Balance, December 31, 2015	-	$-	4,469,863	$447	$2,084,345	$(1,434,311)	$650,482

Shares -adjusted	-	-	600	-	-	-	-
Shares issued for cash			50,000	5	43,748	-	43,753
Shares issued for services	-	-	237,000	24	190,626	-	190,650
Preferred shares issued for Public House	1,000,000	100	-	-	1,093,592	-	1,093,693
Net Loss for period ending December 31, 2016	-	-	-	-	-	(1,127,727)	(1,127,727)
Balance, December 31, 2016	1,000,000	$100	4,757,463	476	3,412,311	(2,562,037)	850,850

The accompanying notes are an integral part of these consolidated financial statements.

EVANS BREWING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(1,127,727)	$(353,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	190,650	-
Insurance claim receivable	-	300,000
Liquor License – Public House	(50,000)	-
Depreciation and amortization	90,896	46,396
Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expense	433	9,865
(Increase) Decrease in prepaid deposits	52,600	86,000
(Increase) Decrease in inventory	(61,356)	34,329
(Increase) Decrease in accounts receivable	29,142	57,466
Increase (decrease) in refundable deposits	(7)	(13,039)
Increase (decrease) in accounts payable	(20,856)	(78,991)
Increase (decrease) in accrued expenses	41,874	(12,686)
Net Cash Used by Operating Activities	(854,351)	75,417

Cash Flows from Investing Activities:
Cash acquired in acquisition of Evans California	-	-
Proceeds from disposal of property	-	-
Purchase of fixed assets	(850,998)	(337,844)
Net Cash used in Investing Activities	(850,998)	(337,844)

Cash Flows from Financing Activities:
Payment on notes payable	(78,687)	-
Proceeds from sale of stock	42,753	-
Proceeds from line of credit	43,000	-
Payment on lease	-	(26,670)
Proceeds from note payable	-	184,042
Preferred shares issued for acquisition of Public House	1,093,692	-
Proceeds from loan payable- related party	396,197	90,000
Net Cash Provided by Financing Activities	1,497,955	247,372

Net Increase (Decrease) in Cash	(207,395)	(15,055)
Cash at Beginning of Period	325,392	340,447
Cash at End of Period	$117,997	$325,392

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Taxes	$7,954	$18,914
Interest expense	908	7,363

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Due to related party	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EVANS BREWING COMPANY, INC.

(Formerly ALPINE 3, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016, AND DECEMBER 31, 2015

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

Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $2,562,037. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had no cash equivalents as of December 31, 2016, and 2015.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. EBC performs continuing credit evaluations of customers and allowances are maintained for potential credit losses. EBC determined an allowance for doubtful accounts of $12,791 at December 31, 2016 and $6,950 for December 31, 2015, to be appropriate.

Inventories

Inventories are valued at the lower of cost or market. EBC regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality, and quality and reduces its cost basis when its review indicates a reduction in utility below the inventory's carrying value. Inventories consisted of the following at December 31, 2015 and 2014:

	2016	2015
Restaurant inventory	$25,097	$-
Raw materials	38,403	43,117
Work in process	46,168	36,861
Finished goods	128,933	92,790
Keg inventory	18,069	22,546
Less: reserve for obsolete inventory	(16,500)	(16,500)

Total Inventory	$240,170	$178,814

Prepaid Expenses

For the year ended December 31, 2016, prepaid expense consists of $10,400 for prepaid state income tax and $167 in prepaid insurance. For the year ended December 31, 2015 the prepaid expense was $11,000 which was for prepaid state income tax as well.

Deposits

For the year ended December 31, 2016, had deposits of $82,400, consisting of short-term deposits of $10,300 and long-term deposits of $72,100. This is made up of a can deposit of $67,500 for cans all of which is long term, and deposits of $14,900 for the restaurant. One half of the can deposit of $135,000 was returned during the year ended December 31, 2016, leaving a deposit balance of $67,500. The deposits that make up the $14,900 are; $9,200 deposit on the building rent which $4,600 is long term, $5,190 utility deposits, $260 deposit with the city of Fullerton for the patio, and $250 for a software deposit. For the year ended December 31, 2015, EBC had a can deposit of $135,000 with a third-party that cans its product.

Liquor License

With the acquisition of the Evans Public House Restaurant the Company acquired a liquor license that it paid $50,000 for. The value of the liquor license has increased and if the Company wanted to sell the license it could get more for it than it paid. This is based on the fact that the Company is in the process of acquiring a liquor license for it new restaurant in Huntington Beach that will cost over $65,000.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed by using the straight-line method over the estimated useful lives:

Building improvements	20 years
Leasehold improvements	10 years
Brewery equipment	3 - 20 years
Furniture and fixtures	5 years
Software	3 years
Vehicles	5 - 10 years

EBC capitalizes significant capital expenditures. Ordinary maintenance and repairs are charged to operations as expenses when incurred. When assets are sold or retired, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the income. Total depreciation expense for the years ended December 31, 2016 and 2015, was $90,896 and $46,396, respectively.

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

Refundable deposits

EBC distributes its draft beer in kegs that are owned by the Company. When a draft beer is shipped to the customer, the Company collects a refundable deposit and records a liability. Upon return of the keg, the deposit is refunded to the customer and the liability is reduced. As of December 31, 2016, and 2015, EBC had refundable deposits in the amounts of $107,567 and $107,574, respectively. EBC accounts for the loss, breakage, and deterioration of the kegs by crediting the customer’s deposits. The deposit approximates EBC’s cost of the keg. Any additional cost incurred for the loss, breakage, or deterioration of the kegs is then billed to the customer. Management periodically reviews its refundable deposits for any loss allowance on loss, breakage, or deterioration and has determined that no allowance was necessary as of December 31, 2016, and 2015.

Revenue Recognition

Revenue from product sales, are recognized when the products are picked up by individual customers or shipped to wholesale customers. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment of product or pickup has occurred, selling price is fixed or determinable and collection is reasonably assured. Product returns are allowed, but are rare according to historical records for past years. EBC continuously monitors and evaluates product returns. There was no allowance for product returns as of December 31, 2016, and 2015.

Sales Tax

EBC excludes from its sales all sales taxes assessed to its customers. Sales taxes assessed are recorded as accrued liabilities on the balance sheet until remitted to the state agencies.

Excise Tax

The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing fewer than two million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year. The state of California imposes excise taxes on the sale and distribution of beer at a rate of $0.20 per gallon. Excise taxes due to federal and state agencies are not collected from customers. For the years ended December 31, 2016 and 2015, excise taxes amounted to approximately $117,038 and $71,534, respectively, which is treated as a Cost of Goods sold.

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

For federal tax purposes the Company’s 2013 through 2016 tax years remain open for examination by the tax authorities under normal three-year statute of limitations. Generally, for state tax purposes, the Company’s 2012 through 2016 tax years remain open for examination by the tax authorities under a four-year statute of limitations

Fair Value of Financial Instruments

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

New Authoritative Accounting Guidance

The FASB issued ASU 2016-09 in March 2016, to provide guidance to entities that issue share-based payment awards to their employees as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this Update were identified through outreach for the Simplification Initiative and involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2015 and 2014:

	2016	2015

Brewery machinery and equipment	$757,438	$731,883
Keg asset	311,596	311,596
Restaurant fixtures and equipment	821,745	-
Software	4,320	4,320
Vehicles	63,097	59,399

	1,958,196	1,107,198

Accumulated depreciation	(729,055)	(638,159)

Property and equipment, net	$1,229,141	$469,039

NOTE 4 - NOTE PAYABLE

Note payable balance as of December 31, 2016, was $106,531, with $75,198 being the current obligation and $31,333 being the long-term obligation. The balance as of December 31, 2015, was $181,892, with $75,199 being the current obligation and $106,693 being the long-term obligation. The breakdown of the notes is as follows:

	2016	2015
Note payable for the acquisition of 4300 kegs with the monthly principal obligation of $6,267	$106,531	$181,892

NOTE 5 - NOTES PAYABLE- LINE OF CREDIT

During the year ended December 31, 2016, the Company established a line of credit with City National Bank in the amount of $100,000 with a variable interest rate that was 5.25% as of December 31, 2016. During the year ended December 31, 2016, the Company drew down on this line of credit in the amount of $43,000. Subsequent to the year ended December 31, 2016, the line of credit has been increased to $200,000

NOTE 6 - NOTES PAYABLE- RELATED PARTY

On July 21, 2014, Michael J. Rapport, the Chief Executive Officer, sole director, and controlling shareholder of the Company, advanced the Company a $100,000 long term unsecured loan with a 1.5% interest rate per annum, due no later than July 21, 2017. The loan is convertible into common shares of the Company at any time after the second year’s anniversary at a price based upon either: a) The price of its most recent private placement offering, closest to the time of conversion; or b) if the Company’s common stock is then publicly-traded, the bid price of its common stock on the closing day of the conversion. For the period ended December 31, 2016, the Company accrued $1,504 of interest on this note. For the year ended December 31, 2015, the Company accrued $1,500 on this same note. The accrued amount is included in accounts payable and accrued liabilities on the balance sheet. All interest is due no later than July 21, 2017.

Michael J. Rapport also advanced the Company $10,000 on April 21, 2014; $8,000 on June 13, 2014; $20,000 on June 2, 2015; $30,000 on July 2, 2015; and $40,000 on August 25, 2015, for a total amount advanced of $108,000. All of these payments are secured by 8% interest bearing notes that are due on April 21, 2015, June 13, 2015, June 2, 2016, July 2, 2016, and August 25, 2016, respectively. As of June 30, 2016, four of the five notes totaling $108,000 were past due. On July 30, 2016, Michael J. Rapport exchanged the 5 notes, 4 of which were past due, for a single note. The 5 notes total $108,000 and are replaced by a single note for $118,603, which includes the original principal of $108,000 plus $10,603 of accrued interest. The new note has a term of one year and will bear interest at per annum rate of 6% instead of the 8% per annum rate on the old notes. For the year ended December 31, 2016, the Company accrued $3,002 of interest for this note. For the year ended December 31, 2015, the Company had an accrued balance of $5,584 interest for the notes due Mr. Rapport. The total accrued interest on this note after the consolidation of the notes is $3,002.

In addition to these notes Michael J. Rapport also paid for a new piece of equipment for the brewery on June 15, 2016, in the amount of $17,496. A separate 8% interest bearing note was drawn up for this amount and accrued interest in the amount of $763 has been recorded as of the year ended December 31, 2016.

On July 27, 2016, Mr. Rapport’s loaned the Company $250,000. The note is unsecured, has a term of one year and bears interest at the rate of 4% per annum. For the year ended December 31, 2016, the Company accrued $4,301 of interest for this note.

On October 1, 2016, Mr. Rapport executed a note in the amount of $400,000 with EBC Public House. The note is unsecured, and has a one year term and bears interest at the rate of 3% per annum. The note is an installment note to provide working capital as needed for EBC Public House. During the year ended December 31, 2016, EBC Public House had 5 different draws against the note for a total of $118,098. The balance of the note as of December 31, 2016, is $118,098. For the year ended December 31, 2016, the Company accrued $709 of interest for the amount drawn on this note.

Accrued Interest

For the year ended December 31, 2016, the Company accrued interest of $12,450 on the notes due to Mr. Rapport. For the year ended December 31, 2015, the Company accrued interest of $6,175 pertaining to all the notes due to Mr. Rapport.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

Preferred Stock - The Company issued 1,000,000 shares of preferred Series A stock to Michael J. Rapport on September 29, 2016, in exchange for 100% of the outstanding shares of EBC Public House. The acquisition gives the Company its first branded restaurant and taproom under the trade name “The Public House by Evans Brewing Company” which will feature the Company’s beers and provides an inventive gastropub menu. The asset purchase and share exchange have been treated as business combination as both companies are controlled by the same management. For the year ended December 31, 2016, the Company had 1,000,000 shares of preferred shares outstanding. During the fiscal year ended December 31, 2015, the Company amended the certificate of incorporation authorizing the Company to issue 10,000,000 shares of $.0001 par value preferred stock. No shares of preferred stock were issued as of December 31, 2015.

Common Stock

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of December 31, 2016, and December 31, 2015, there are 4,757,463 and 4,469,863 shares issued and outstanding, respectively.

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

The 4,033,863 shares exchanged per the agreement along with the 436,000 shares that Evans Brewing Company held brings the total outstanding to 4,469,863. Bayhawk had a total of 4,884,624 shares of its common stock outstanding as of December 31, 2014, and as of the closing of the Share Exchange, but 414,761 shares were not tendered in the Share Exchange, so the total shares outstanding shares of EBC common stock at December 31, 2015, was 4,469,863. During the year ended December 31, 2016, the Company added 287,600 shares for cash and services, bringing the total shares outstanding as of December 31, 2016, to 4,757,463.

NOTE 8 - EARNINGS PER SHARE

Basic net income (loss) per share was computed using the weighted-average number of shares of common stock outstanding during the period. The following summarized the earnings per share:

	December 31, 2016	December 31, 2015
Weighted average number of shares	4,637,984	4,469,863

Net income (loss)	$(1,127,727)	$(353,923)

Net income (loss) per share	$(0.24)	$(0.08)

NOTE 9 - INCOME TAXES

The provision for income taxes consists of the following for the year ended December 31,

	2016	2015
Federal income tax at U.S statutory rate (34%) and (25%)	$(416,608)	$(120,334)
State income tax	(104,892)	4,311
Add: change in valuation allowance	523,908	102,028

Total current deferred tax asset (liability)	$2,408	13,995

Deferred income taxes consist of the following for the year ended December 31,

	2016	2015
Bad debt provision	$5,095	$4,767
Reserve for obsolete inventory	6,573	3,983
Insurance claim receivable	-	-

Total current deferred tax asset (liability)	$11,668	$8,750

Net operating loss	$(579,174)	$(111,725)
Depreciation	-	(61)
(Valuation allowance)	567,506	103,035

Total long-term deferred tax asset (liability)	$(11,668)	$(8,750)

Deferred income taxes are provided for the temporary differences between the carrying values of the Company’s assets and liabilities for financial reporting purposes and their corresponding income tax basis. The temporary differences give rise to either a deferred tax asset or liability in the consolidated financial statements, which is computed by applying current statutory tax rates to taxable and deductible temporary differences based upon the classification (i.e. current or non-current) of the asset or liability in the consolidated financial statements which relates to the particular temporary difference. Deferred taxes related to differences which are not attributable to a specific asset or liability are classified in accordance with the future period in which they are expected to reverse and be recognized for income tax purposes. The long-term deferred tax assets are fully valued as of December 31, 2016.

As of December 31, 2016, and 2015, the components of the Company’s deferred tax assets and liabilities primarily consist of temporary differences attributable to differing methods of depreciation, insurance claim receivables, net operating losses, allowances for obsolete inventory, and reserves for bad debt.

EBC’s management used 34% and 25% rate to calculate the deferred tax assets and the current tax provision.  Because of the startup costs of EBC and the net operating losses earned by Bayhawk during the first few years in operation, the Company has had to pay very little federal income tax.  In 2015 the Company paid no federal income tax and will have no tax obligation for 2016 as well.  EBC management expects that the Company will not pay any federal income tax in 2017 as well, due to its significant net operating losses.

NOTE 10 - ACQUISITION OF EVANS PUBLIC HOUSE

On September 29, 2016, Evans Brewing Company, Inc., closed the acquisition of a restaurant business located in the downtown SOCO District of Fullerton, California, through the acquisition of all the outstanding stock of EBC Public House, Inc., in exchange for 100% of the outstanding shares of EBC Public House from Mr. Rapport and issued 1,000,000 shares of the Company’s Series A Preferred Stock to Mr. Rapport. Mr. Rapport is also the CEO of Evans Brewing Company and so the asset purchase and share exchange have been treated as business combination as both companies are controlled by the same management.

When Mr. Rapport originally acquired the restaurant, he incurred goodwill of $165,000. As part of the acquisition, Evans Brewing Company wrote off the goodwill recognizing a loss of $165,000 on Evans Public House books. The note on the Evans Public House books due to Mr. Rapport for money spent in building out the restaurant was forgiven with the offsetting entry going to additional paid in capital in the amount of $1,173,270.

NOTE 11 - SEGMENT REPORTING

ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has two reportable segments: Evans brewery and malt liquor operations and Evans Public House restaurant. The restaurant operation was just added with the acquisition of Evans Public House restaurant. Below is a table summarizing the Company’s segment information:

	For the Year Ended December 31,
	2016	2015
Sales
Brewery and Malt liquor operations	$1,735,512	$1,952,301
Evans Public Restaurant	218,916	-
Corporate	-	-
	$1,954,428	$1,952,301

Gross Profit
Brewery and Malt liquor operations	$401,359	$495,689
Evans Public Restaurant	(35,116)	-
Corporate	-	-
	$366,244	$495,689

Income (Loss) from operations
Brewery and Malt liquor operations	$(483,423)	$(174,284)
Evans Public Restaurant	(234,415)	-
Corporate	(214,267)	(179,854)
	$(932,106)	$(354,138)

Interest expense
Brewery and Malt liquor operations	$12,892	$6,022
Evans Public Restaurant	835	-
Corporate	9,525	6,175
	$23,252	$12,197

Other income (expense)
Brewery and Malt liquor operations	$(4,961)	$26,407
Evans Public Restaurant	(165,000)	-
Corporate	-	-
	$(169,961)	$26,407

Net income (loss)
Brewery and Malt liquor operations	$(502,784)	$(167,894)
Evans Public Restaurant	(401,150)	-
Corporate	(223,792)	(186,029)
	$(1,127,727)	$(353,923)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates out of three buildings in Irvine, California, and Santa Ana, California, under non-cancelable leases expiring between July 31, 2017, and January 31, 2019.

Total lease expense paid during the year ended December 31, 2016 and the year ended December 31, 20145, was $83,161 and $83,161, respectively.

Minimum future lease payments are as follows:

2017	83,161
2018	33,889
2019	2,824

$119,874

Notes payable commitment:

The Company purchased 4300 kegs that it had previously leased on a note payable with City National Bank.

Minimum future payments for keg assets note are as follows:

2017	75,198
2018	31,333

$106,531

The Company purchased a truck for the business that was financed through an auto loan with Ford Motors financing.

Minimum future payments for the auto loan are as follows:

2017	4,672
2018	2,092

$6,764

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of the claims and litigation, if any, will not have a material adverse effect on the Company’s financial position.

NOTE 13 - CONCENTRATIONS

Cash

The Company maintains cash balances at financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures cash balances up to $250,000 per institution. As of December 31, 2016, the Company had no bank account that exceeded the insured amount. The Company normally has no problem with uninsured balances as its deposits are separated across financial institutions.

Accounts Receivable

At December 31, 2016, three customers accounted for approximately 44%, 28%, and 9%, respectively, of the Company’s accounts receivable. At December 31, 2015, three customers accounted for approximately 54%, 16%, and 12%, respectively, of the Company's accounts receivable.

Accounts Payable

At December 31, 2016, five vendors accounted for approximately 32%, 12%, 7%, 6% and 3%, respectively, of the Company’s accounts payable. At December 31, 2015, three vendors accounted for approximately 57%, 9% and 6%, respectively, of the Company's accounts payable. For the year ended December 31, 2016, two vendors accounted for approximately 44% and 8% of total purchases. For the year ended December 31, 2015, two vendors accounted for approximately 69% and 13% of total purchases.

Sales

For the year ended December 31, 2016, three customers accounted for approximately 35%, 20%, and 13%, respectively, of the Company’s sales. For year ended December 31, 2015, three customers accounted for approximately 34%, 25%, and 16%, respectively, of the Company's sales.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through March 31, 2017, which is the date the financial statements were available to be issued.

1.

Subsequent to the year ended December 31, 2016, the Company issued 26,830 shares of common stock for exchange of Bayhawk shares. These shares were sent in by shareholders prior to December 2, 2015, which was the closing date for shares to be exchanged. However, these shares were lost by the former transfer agent and the exchange was not effected. These shares have subsequent been found and the exchange has been made.

2.	Subsequent to the year ended December 31, 2016, Kevin Hammons was appointed to the board of directors.

