Form 10-Q
period 2017-03-31
Evans Brewing Co Inc.
filed 2017-05-22
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 2 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicated by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014, was $0.  For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares of the Registrant’s common stock outstanding as of May 5, 2017, was 4,784,293.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVANS BREWING COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Mar 31,	Dec 31,
	2017	2016
ASSETS
Current Assets
Cash	$163,110	$117,997
Accounts receivable	191,513	191,368
Misc receivable	-	1,848
Inventory	185,756	240,170
Deposits- short term	10,300	10,300
Prepaid expense	2,050	10,567
Total Current Assets	552,730	572,250
Fixed Assets
Equipment net of depreciation	1,192,660	1,229,141
Total Fixed Assets	1,192,660	1,229,141
Other Assets
Liquor License	50,000	50,000
Deposits	72.100	72,100
Deferred tax assets	11,668	11,668
Total Other Assets	133,768	133,768
Total Assets	$1,879,158	$1,935,159

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	193,685	150,225
Accrued interest	18,906	12,450
Accrued salary	15,760	34,873
Deferred revenue- gift cards	4,451	3,295
Payable- credit cards	6,743	3,739
Refundable deposits	108,317	107,567
Auto loan- current portion	4,672	4,672
Notes payable- current portion	75,198	75,198
Notes payable- line of credit	73,000	43,000
Notes payable to related party	775,197	604,197
Total Current Liabilities	1,275,929	1,039,216

Long Term Liabilities
Auto loan- long term portion	924	2,092
Notes payable – long term portion	12,534	31,333
Deferred tax liability	11,668	11,668
Total Liabilities	1,301,054	1,084,309

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, series A, $0.0001 par value, 1,000,000 issued and outstanding as of March 31, 2015 and 0 issued and outstanding as of December 31, 2016 respectively	100	100
Common Stock, authorized 100,000,000 shares, $0.0001 par value, 4,784,293 issued and outstanding as of March 31, 2017, and 4,757,463 shares issued and outstanding as of December 31, 2016, respectively	479	476
Additional Paid in Capital	3,432,308	3,412,311
Accumulated Deficit	(2,854,783)	(2,562,037)
Total Stockholders' Equity	578,104	850,850
Total Liabilities and Stockholders' Equity	$1,879,158	$1,935,159

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	Mar 31, 2017	Mar 31, 2016

NET REVENUES	$620,832	$457,297
COST OF REVENUES	586,225	371,817
GROSS PROFIT	34,608	85,480

COSTS AND EXPENSES
Professional services	80,807	43,750
Administrative salaries	63,737	29,548
Selling expense	69,717	59,586
General and administrative expense	102,947	50,884
Total Operating Expenses	317,208	183,768

(Loss) from continuing operations	(282,600)	(98,288)

Other Income (Expense)
Gain - other	321	-
Interest expense	(7,967)	(4,724)
Total other income (expenses)	(7,646)	(4,724)
Net (loss) before income taxes	(290,246)	(103,012)

Income taxes	2,500	-
Net (Loss)	$(292,746)	$(103,012)

Earnings (loss) per share;
Basic	$(0.06)	$(0.02)

Weighted average number of shares outstanding	4,769,656	4,483,174

The accompanying notes are an integral part of these consolidated financial statements.

EVANS BREWING COMPANY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	Mar 31,	Mar 31,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(292,746)	$(103,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	19,997	4,400
Depreciation and amortization	40,670	14,368
Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expense	8,517	(7,789)
(Increase) Decrease in inventory	54,414	17,012
(Increase) Decrease in accounts receivable	1,703	6,753
Increase (decrease) in refundable deposits	750	13,208
Increase (decrease) in accounts payable	43,462	27,346
Increase (decrease) in accrued expenses	(8,497)	(1,279)
Net Cash Used by Operating Activities	(131,731)	(28,993)

Cash Flows from Investing Activities:
Purchase of fixed assets	(4,189)	(4,223)
Net Cash used in Investing Activities	(4,189)	(4,223)

Cash Flows from Financing Activities:
Proceeds from line of credit	30,000	-
Proceeds from Notes payable- related party	171,000	-
Payment on notes payable	(19,968)	(19,968)
Net Cash Provided by Financing Activities	181,032	(19,968)

Net Increase (Decrease) in Cash	45,113	(53,184)
Cash at Beginning of Period	117,997	325,392
Cash at End of Period	$163,110	$272,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Taxes	$2,500	$-
Interest expense	7,954	4,724

NON-CASH INVESTING AND FINANCING ACTIVITIES:

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2017, AND DECEMBER 31, 2016

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

Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $2,854,783. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of March 31, 2017, and December 31, 2016.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. EBC performs continuing credit evaluations of customers and allowances are maintained for potential credit losses. EBC determined an allowance for doubtful accounts of $12,791at March 31, 2017 and for December 31, 2016, to be appropriate.

Inventories

Inventories are valued at the lower of cost or market. EBC regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality, and quality and reduces its cost basis when its review indicates a reduction in utility below the inventory's carrying value. Inventories consisted of the following at March 31, 2017 and December 31, 2016:

	Mar 31,	Dec 31,
	2017	2016
Restaurant Inventory	$18,269	$25,097
Raw materials	42,765	38,403
Work in process	42,403	46,168
Finished goods	75,891	128,933
Keg inventory	22,928	18,069
Less: reserve for obsolete inventory	(16,500)	(16,500)

Total Inventory	$185,756	$240,170

Prepaid Expenses

For the quarter ended March 31, 2017, prepaid expense consists of $2,000 for prepaid state income tax and $50 in prepaid insurance. For the year ended December 31, 2015 the prepaid expense was $10,400 for prepaid state income tax and $167 in prepaid insurance

Deposits

During the quarter ended March 31, 2017, EBC had deposits of $82,400, consisting of short-term deposits of $10,300 and long-term deposits of $72,100. The long-term deposit is made up of a can deposit of $67,500, and deposits of $4,600 rent deposit for the restaurant. The short-term deposits are rent of $4,600, $5,190 utility deposits, $260 deposit with the city of Fullerton for the patio, and $250 for a software deposit. For the year ended December 31, 2016, EBC had deposits of $82,400, consisting of short-term deposits of $10,300 and long-term deposits of $72,100. This is made up of a can deposit of $67,500 for cans all of which is long term, and deposits of $14,900 for the restaurant. One half of the can deposit of $135,000 was returned during the year ended December 31, 2016, leaving a deposit balance of $67,500. The deposits that make up the $14,900 are; $9,200 deposit on the building rent which $4,600 is long term, $5,190 utility deposits, $260 deposit with the city of Fullerton for the patio, and $250 for a software deposit.

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

EBC capitalizes significant capital expenditures. Ordinary maintenance and repairs are charged to operations as expenses when incurred. When assets are sold or retired, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the income. Total depreciation expense for the three months ended March 31, 2017, and March 31, 2016, was $40,670 and $14,368, respectively.

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

Refundable deposits

EBC distributes its draft beer in kegs that are owned by the Company. When a draft beer is shipped to the customer, the Company collects a refundable deposit and records a liability. Upon return of the keg, the deposit is refunded to the customer and the liability is reduced. As of March 31, 2017, and December 31, 2016, EBC had refundable deposits in the amounts of $108,317 and $107,567, respectively. EBC accounts for the loss, breakage, and deterioration of the kegs by crediting the customer’s deposits. The deposit approximates EBC’s cost of the keg. Any additional cost incurred for the loss, breakage, or deterioration of the kegs is then billed to the customer. Management periodically reviews its refundable deposits for any loss allowance on loss, breakage, or deterioration and has determined that no allowance was necessary as of March 31, 2017 and December 31, 2016.

Revenue Recognition

Revenue from product sales, are recognized when the products are picked up by individual customers or shipped to wholesale customers. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment of product or pickup has occurred, selling price is fixed or determinable and collection is reasonably assured. Product returns are allowed, but are rare according to historical records for past years. EBC continuously monitors and evaluates product returns. There was no allowance for product returns as of March 31, 2017, and December 31, 2016.

Sales Tax

EBC excludes from its sales all sales taxes assessed to its customers. Sales taxes assessed are recorded as accrued liabilities on the balance sheet until remitted to the state agencies.

Excise Tax

The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing fewer than two million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year. The state of California imposes excise taxes on the sale and distribution of beer at a rate of $0.20 per gallon. Excise taxes due to federal and state agencies are not collected from customers. For the Three months ended March 31, 2017, and for the Three months ended March 31, 2016, excise taxes amounted to approximately $22,468 and $10,691 respectively, which is treated as a Cost of Goods sold.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2017, and December 31, 2016:

	Mar 31, 2017	Dec 31, 2016

Brewery machinery and equipment	$757,436	$757,438
Keg asset	311,596	311,596
Restaurant assets	825,936	821,745
Software	4,320	4,320
Vehicles	63,097	63,097

	1,962,385	1,958,196

Accumulated depreciation	(769,725)	(729,055)

Property and equipment, net	$1,192,660	$1,229,141

NOTE 4 - NOTE PAYABLE

Note payable balance as of March 31, 2017, was $87,732 with $75,198 being the current amount due and $12,534 being the long-term obligation. The note balance as of December 31, 2016, was $106,531, with $75,198 being the current obligation and $31,333 being the long-term obligation. The breakdown of the notes for March 31, 2017, and December 31, 2016, is as follows:

	Mar 31, 2017	Dec 31, 2016
Note payable for the acquisition of 4300 kegs with the monthly principal payment amount due of $6,267	$87,732	$106,531

Interest expense recorded on the note for the three months ended March 31, 2017, was $1,193 compared to $2,108 for the three months ended March 31, 2016.

NOTE 5 – NOTES PAYABLE- LINE OF CREDIT

The Company has a line of credit with City National Bank in the amount of $200,000 with a variable interest rate that was 5.25% as of March 31, 2017. The balance on the line of credit as of March 31, 2017, was $73,000. The balance on the line of credit as of the year ended December 31, 2016, $43,000.

NOTE 6 - NOTES PAYABLE- RELATED PARTY

On July 21, 2014, Michael J. Rapport the Chief Executive Officer, sole director and controlling shareholder of the Company, advanced the Company a $100,000 long term unsecured loan with a 1.5% interest rate per annum, due no later than July 21, 2017. The loan is convertible into common shares of the Company at any time after the second year’s anniversary at a price based upon either: a) The price of its most recent private placement offering, closest to the time of conversion, b) If publicly-traded, then the bid price of its common stock on the closing day of the conversion. For the three months ended March 31, 2017, the Company accrued $370 of interest on this note. For the year ended December 31, 2016, the Company had a total accrual of 1,504 on this same note, which brings the total interest accrued on the note to $3,666 as of March 31, 2017.

Michael J. Rapport also advanced the Company $10,000 on April 21, 2014; $8,000 on June 13, 2014; $20,000 on June 2, 2015; $30,000 on July 2, 2015; and $40,000 on August 25, 2015, for a total amount advanced of $108,000. All of these payments are secured by 8% interest bearing notes that are due on April 21, 2015, June 13, 2015, June 2, 2016, July 2, 2016, and August 25, 2016, respectively. As of June 30, 2016, four of the five notes totaling $108,000 were past due. On July 30, 2016, Michael J. Rapport exchanged the 5 notes, 4 of which were past due, for a single note. The 5 notes total $108,000 and are replaced by a single note for $118,603, which includes the original principal of $108,000 plus $10,603 of accrued interest. The new note has a term of one year and will bear interest at per annum rate of 6% instead of the 8% per annum rate on the old notes. For the period ended March 31, 2017, the Company accrued $1,755 of interest for this note. For the period ended December 31, 2016, the Company had an accrued balance of $3,002 interest for the notes due Mr. Rapport. The total accrued interest on this note after the consolidation of the notes is $4,757.

In addition to these notes Michael J. Rapport also paid for a new piece of equipment for the brewery on June 15, 2016, in the amount of $17,496. A separate 8% interest bearing note was drawn up for this amount and accrued interest for the period ended March 31, 2017, was $345. The accrued interest on this note as of December 31, 2016, was $763.

On July 27, 2016, Mr. Rapport’s loaned the Company $250,000. The note is unsecured, has a term of one year and bears interest at the rate of 4% per annum. For the period ended March 31, 2017, the Company accrued $2,466 of interest for this note. As of the year ended December 31, 2016, the Company accrued $4,301 of interest on this note.

On October 1, 2016, Mr. Rapport executed a note in the amount of $400,000 with EBC Public House. The note is unsecured, and has a one year term and bears interest at the rate of 3% per annum. The note is an installment note to provide working capital as needed for EBC Public House. During the quarter ended March 31. 2017, drew done the note by $30,000 bringing the total amount drawn on the note to $148,098 and accrued interest on the total notes in the amount of $935. During the year ended December 31, 2016, EBC Public House had 5 different draws against the note for a total of $118,098 and recorded $709 in accrued interest. The balance of the note as of March 31, 2017, is $148,098 and the total amount of accrued interest on the note is $1,644.

On March 2, 2017 Mr. Rapport’s loaned the Company $20,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the period ended March 31, 2017, the Company accrued $95of interest for this note.

On March 6, 2017, Mr. Rapport’s loaned the Company $120,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the period ended March 31, 2017, the Company accrued $493 of interest for this note.

Accrued Interest

For the three months ended March 31, 2017, the Company has an accrued interest balance of $18,906 for the total notes due Mr. Rapport of $774,197. For the year ended December 31, 2016, the Company had an accrued interest balance of $12,450 pertaining to notes in the amount of $604,197.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

Preferred Stock – During the quarter ended March 31, 2017, the Company issued no shares of preferred stock. During the year ended December 31, 2017, the Company issued 1,000,000 shares of preferred Series A stock to Michael J. Rapport on September 29, 2016, in exchange for 100% of the outstanding shares of EBC Public House. The acquisition gives the Company its first branded restaurant and taproom under the trade name “The Public House by Evans Brewing Company” which will feature the Company’s beers and provides an inventive gastropub menu. The asset purchase and share exchange have been treated as business combination as both companies are controlled by the same management. For the year ended December 31, 2016, the Company had 1,000,000 shares of preferred shares outstanding. During the fiscal year ended December 31, 2015, the Company amended the certificate of incorporation authorizing the Company to issue 10,000,000 shares of $.0001 par value preferred stock.

Common Stock

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. During the three months ended March 31, 2017, the Company issued 16,803 shares of common stock to redeem shares that were cancelled in the share exchange of December 2, 2015. These shares had been submitted for exchange at that time but were lost by the transfer agent that the Company had at point during the exchange process. The Company also issued 10,000 for professional services, bringing the total of shares outstanding to 4,784,293 on March 31, 2017. During the year ended December 31, 2016, the Company issued 287,600 shares for cash and services giving a total of 4,757,463 shares issued and outstanding.

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

The 4,033,863 shares exchanged per the agreement along with the 436,000 shares that Evans Brewing Company held brought the total outstanding to 4,469,863 as of December 31, 2015. Bayhawk had a total of 4,884,624 shares of its common stock outstanding as of December 31, 2014, and as of the closing of the Share Exchange, but 414,761 shares were not tendered in the Share Exchange, so the total shares outstanding shares of EBC common stock at December 31, 2015, was 4,469,863. During the year ended December 31, 2016, the Company added 287,600 shares for cash and services, bringing the total shares outstanding as of December 31, 2016, to 4,757,463. During the quarter ended March 31, 2017, the cancelled shares were adjusted by issuing 16,830 shares based on finding shares that had been exchanged originally but lost in the process of the exchange. The Company also issued an additional 10,000 shares for professional services bringing the total shares issued and outstanding to 4,784,293.

NOTE 8 - EARNINGS PER SHARE

Basic net income (loss) per share was computed using the weighted-average number of shares of common stock outstanding during the period. The following summarized the earnings per share:

	Mar 31, 2017	Mar 31, 2016
Weighted average number of shares	4,769,656	4,483,174

Net income (loss)	$(292,746)	$(103,012)

Net income (loss) per share	$(0.06)	$(0.02)

NOTE 9 - INCOME TAXES

Deferred income taxes are provided for the temporary differences between the carrying values of the Company’s assets and liabilities for financial reporting purposes and their corresponding income tax basis. The temporary differences give rise to either a deferred tax asset or liability in the consolidated financial statements, which is computed by applying current statutory tax rates to taxable and deductible temporary differences based upon the classification (i.e. current or non-current) of the asset or liability in the consolidated financial statements which relates to the particular temporary difference. Deferred taxes related to differences which are not attributable to a specific asset or liability are classified in accordance with the future period in which they are expected to reverse and be recognized for income tax purposes. The long-term deferred tax assets are fully valued as of March 31, 2017, and December 31, 2016.

As of March 31, 2017, and December 31, 2016, the components of the Company’s deferred tax assets and liabilities primarily consist of temporary differences attributable to differing methods of depreciation, insurance claim receivables, net operating losses, allowances for obsolete inventory, and reserves for bad debt.

EBC’s management used 34% to calculate the deferred tax assets and the current tax provision.  Because of the startup costs of EBC and the net operating losses earned by Bayhawk during the first few years in operation, the Company has had to pay very little federal income tax.  In 2016, the Company paid no federal income tax and received a refund in in the amount of $8,000 based on an overpayment in 2015. The Company has a prepaid tax in the amount of $2,000 on the books from the overpayment of the 2015 state taxes. The Company has not incurred a federal tax obligation as of the period ended March 31, 2017, and EBC management expects that the Company will not pay any federal income tax in 2017, due to its significant net operating losses.

NOTE 10 – ACQUISITION OF EVANS PUBLIC HOUSE

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

NOTE 11 – SEGMENT REPORTING

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

	For the Quarter Ended March 31,
	2017	2016
Sales
Brewery and Malt liquor operations	$413,771	$457,297
Evans Public Restaurant	207,062	-
Corporate	-	-
	$620,832	$457,297

Gross Profit
Brewery and Malt liquor operations	$20,723	$85,480
Evans Public Restaurant	13,884	-
Corporate	-	-
	$34,608	$85,480

Income (Loss) from operations
Brewery and Malt liquor operations	$(115,466)	$(83,336)
Evans Public Restaurant	(123,342)	-
Corporate	(43,792)	(14,952)
	$(282,600)	$(98,288)

Interest expense
Brewery and Malt liquor operations	$4,908	$2,198
Evans Public Restaurant	935	-
Corporate	2,125	2,526
	$7,967	$4,724

Other income (expense)
Brewery and Malt liquor operations	$321	$-
Evans Public Restaurant	-	-
Corporate	-	-
	$321	$-

Net income (loss)
Brewery and Malt liquor operations	$(120,052)	$(85,534)
Evans Public Restaurant	(125,077)	-
Corporate	(47,617)	(17,478)
	$(292,746)	$(103,012)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates out of three buildings in Irvine, California, and Santa Ana, California, under non-cancelable leases expiring between July 31, 2017, and January 31, 2019.

Total lease expense paid during the quarter ended March 31, 2017, and the quarter ended March 31, 2016, was $17,344 and $17,344, respectively.

Minimum future lease payments are as follows:

2017	36,215
2018	33,889
2019	2,824

Total	$72,928

With the acquisition of EBC Public House, the Company acquired another lease. The lease for the Restaurant is for 5 years with 5 year options. The lease began on August 1, 2015and expires on July 31, 2020.

Total lease expense paid during the quarter ended March 31, 2017, and the quarter ended March 31, 2016, was $13,800 and $13,800, respectively.

Minimum future lease payments are as follows:

2017	41,400
2018	55,200
2019	55,200
2020	32,200

$184,000

Notes payable commitment:

The Company purchased 4300 kegs that it had previously leased on a note payable with City National Bank.

Minimum future payments for keg assets note are as follows:

2017	56,398
2018	31,333

$87,731

The Company purchased a truck for the business that was financed through an auto loan with Ford Motors financing.

Minimum future payments for the auto loan are as follows:

2017	4,849
2018	747

$5,596

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of Company Management the ultimate outcome of the claims and litigation, if any, will not have a material adverse effect on the Company’s financial position.

NOTE 13 – CONCENTRATIONS

Cash

The Company maintains cash balances at financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures cash balances up to $250,000 per institution. As of March 31, 2017, the Company had no bank account that exceeded the insured amount. The Company normally has no problem with uninsured balances as its deposits are separated across financial institutions.

Accounts Receivable

At March 31, 2017, three customers accounted for approximately 47%, 23%, and 17%, respectively, of the Company’s accounts receivable. At December 31, 2016, three customers accounted for approximately 44%, 28%, and 9%, respectively, of the Company's accounts receivable.

Accounts Payable

At March 31, 2017, four vendors accounted for approximately 13%, 11%, 10% and 8%, respectively, of the Company’s accounts payable. At December 31, 2016, five vendors accounted for approximately 32%, 12%, 7%, 6%, and 3%, respectively, of the Company's accounts payable. For the quarter ended March 31, 2017, three vendors accounted for approximately 32%, 5% and 3% of total purchases. For the year ended December 31, 2016, two vendors accounted for approximately 44% and 8% of total purchases.

Sales

At March 31, 2017, four customers accounted for approximately 25%, 12%, 8%, and 5%, respectively, of the Company’s sales. For year ended December 31, 2016, three customers accounted for approximately 34%, 25%, and 16%, respectively, of the Company's sales.

NOTE 14 - SUBSEQUENT EVENT

Subsequent events have been evaluated through May 15, 2017, which is the date the financial statements were available to be issued.

1.	None.

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

●	Other standard closing conditions.

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

Pursuant to the Certificate of Designation, the Company is authorized to issue up to 2,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”). As noted above, the Company agreed to issue 1,000,000 shares of the Preferred Stock to Mr. Rapport upon the closing of the purchase of the Public House Shares. The rights and preferences of the Preferred Stock include the following:

●	Stated Value: The Preferred Stock has a stated value (the “Stated Value”) of $1.00 per share.

●	Dividends: Holders of the Preferred Stock are entitled to receive dividends equal to five percent (5%) per annum, payable quarterly in arrears. The dividends may be paid in cash or shares of the Company’s common stock, at the option of the holder.

●	Voting Rights: The holder of the Preferred Stock has the right to one vote for each share of common stock into which the Preferred Stock could be converted.

●	Conversion: The Preferred Stock is convertible at the option of the holder into shares of the Company’s common stock. The number of shares of common stock issuable upon conversion shall be determined by dividing the number of shares of Preferred Stock by the applicable Conversion Price, which is defined as follows:

●	If the Common Stock of the Company has been listed for trading on a public exchange or trading facility, the conversion price for each share of Preferred Stock on any conversion date shall be the lower of (I) seventy percent (70%) of the two (2) lowest closing bid prices over the sixty trading days prior to the conversion date, or (II) the Stated Value of the Preferred Stock.

●	If the Common Stock of the Company is not trading on the conversion date, the conversion price shall be the Stated Value of the Preferred Stock.

●	Redemption: The Company has the obligation to redeem the unconverted shares of Preferred Stock from the holder as follows:

●	The Company shall have the obligation, as set forth herein, to redeem the unconverted shares of the Preferred Stock at a price equal to the Redemption Price (defined below) as follows:

●	The Company shall pay to the holder of the Preferred Stock, on a quarterly basis, within thirty (30) days of the end of each fiscal quarter, an amount equal to twenty percent (20%) of the excess revenues, as determined by the Board of Directors on a quarterly basis, to redeem shares of Preferred Stock.

●	The Company shall also pay to the holder of the Preferred Stock, an amount equal to 20% of any capital raised by the Company in connection with offerings of the Company’s securities (whether private offerings or public offerings), within ten (10) days of the closing of each such offering, to redeem shares of Preferred Stock.

●	The “Redemption Price” shall be equal to the Stated Value of such shares of Preferred Stock, plus all accrued and unpaid dividends on the shares to be redeemed.

●	Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of the Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the Stated Value plus all accrued but unpaid dividends per share, and all other amounts in respect thereof then due and payable before any distribution or payment shall be made to the holders of any Junior Securities.

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

Results of Operations for the three months ended March 31, 2017 and the three months ended March 31, 2016.

Our operating results are summarized as follows:

	Three Months Ended Mar 31, 2017	Three Months Ended Mar 31, 2016
Revenue	$620,832	$457,297
Cost of sales	$586,225	$371,817
Operating expenses	$317,208	$183,768
Other income (expenses)	$(7,646)	$(4,724)
Net loss	$(292,746)	$(103,012)

Revenues

During the quarter ended March 31, 2017, the Company had sales of $620,832 compared to $457,297, for the quarter ended March 31, 2016. The increase in sales for the current quarter compared to the quarter ended March 31, 2016, is due to the addition of the restaurant. There was no restaurant in the same quarter last year and comparing the sales without the restaurant there was a slight decrease in sales for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016.

Operating Expenses

The operating expenses for the quarter ended March 31, 2017, were $317,208 compared to $183,768 for the quarter ended March 31, 2016. The increase in operating expenses for the quarter ended March 31, 2017, compared the quarter ended March 31, 2016, is due to the addition of the restaurant. There was no restaurant in the same quarter last year and comparing the operating expenses without the restaurant there was a slight decrease in expenses for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016.

Net Loss from Operations:

The net loss from operations for the quarter ended March 31, 2017, was $282,600 compared to a net loss from operations of $98,288 for the quarter ended March 31, 2016. The increase in the net loss from operations for current quarter compared to the same quarter last year is due to the addition of the restaurant. The Net Operating Loss for the restaurant for the quarter ended March 31, 2017, is $123,342 which when deducted from the total loss for the quarter leaves a Net Operating Loss of $159,258 which is still higher than the same period last year and is due to a slight decrease in sales and a slight increase in cost of goods.

Interest Expense:

Interest expense for the quarter ended March 31, 2017, was $7,646, compared to $4,724, for the quarter ended March 31, 2016. The amount of this interest that is associated with related party interest is $6,459 of which the restaurant accounts for $935 of this interest for the quarter ended March 31, 2017, and $2,528 for the quarter ended March 31, 2016.

Net Loss:

Net loss from operations for the quarter ended March 31, 2017, was $290,246 compared to a net loss from operations of $103,012 for the quarter ended March 31, 2016. The increase in the net loss from operations for current quarter compared to the same quarter last year is due to the addition of the restaurant. The loss for the restaurant for the quarter ended March 31, 2017, is $124,277 which when deducted from the total loss for the quarter leaves a loss of $165,969 which is still higher than the same period last year and is due to a slight decrease in sales and a slight increase in cost of goods.

Taxes:

Taxes for the quarter ended March 31, 2017, are $2,500 compared to taxes of $0 for the quarter ended March 31, 2016. Taxes for the current quarter are State taxes paid to the State of California.

Net Loss after taxes:

Net loss after taxes for the quarter ended March 31, 2017, is $292,746 compared to a loss of $103,012 for the quarter ended March 31, 2016.

Liquidity and Capital Resources

Working Capital

	March 31, 2017	December 31, 2016
Current Assets	$552,730	$572,250
Current Liabilities	$1,275,929	$1,039,216
Working Capital (Deficit)	$(723,199)	$(466,966)

Cash Flows

	For the Three months ended Mar 31, 2017	For the Three months ended Mar 31, 2016
Cash used (in) by Operating Activities	$(131,731)	$(28,993)
Cash provided in Investing Activities	$(4,189)	$(4,223)
Cash provided in Financing Activities	$181,032	$(19,968)
Increase (Decrease) in Cash	$45,113	$(53,184)

Cash Used In Operating Activities

Our net loss for the period ended March 31, 2017, was the main contributing factor for our negative operating cash flow.

Cash from Financing Activities

During the quarter ended March 31, 2017, cash provided by financing activities was $181,032 compared to cash used in financing activities of $19,968 for the quarter ended March 31, 2016. During the quarter ended March 31, 2017, the Company received cash of $171,000 from related party notes, $30,000 from a line of credit and paid back notes payable in the amount of $19,968. During the quarter ended March 31, 2016, the Company paid back $19,968 in notes payable.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The accompanying annual financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company has an accumulated deficit of $2,854,783. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties

Impact of Inflation

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

The 4,033,863 shares exchanged per the agreement along with the 436,000 shares that Evans Brewing Company held brings the total outstanding to 4,469,863. Bayhawk had a total of 4,884,624 shares of its common stock outstanding as of December 31, 2014, and as of the closing of the Share Exchange, but 414,761 shares were not tendered in the Share Exchange, so the total shares outstanding shares of EBC common stock at December 31, 2015, was 4,469,863. During the year ended December 31, 2016, the Company added 287,600 shares for cash and services, bringing the total shares outstanding as of December 31, 2016, to 4,757,463. During the quarter ended March 31, 2017, the cancelled shares were adjusted by issuing 16,830 shares based on finding shares that had been exchanged originally but lost in the process of the exchange by the transfer agent. The total shares issued and outstanding as of March 31, 201,7 are 4,784,293.

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

EVANS BREWING COMPANY INC.

Dated: May 15, 2017	By:	/s/ Michael J. Rapport
	Name:	Michael J. Rapport
	Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

	By:	/s/ Kenneth C. Wiedrich
	Name:	Kenneth C. Wiedrich
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Rapport	Chief Executive Officer, Chairman of the Board	May 22, 2017
Michael J. Rapport

/s/ Evan Rapport	Vice President	May 22, 2017
Evan Rapport

/s/ Mark Lamb	Director	May 22, 2017
Mark Lamb

/s/ Roy Roberson	Director	May 22, 2017
Roy Roberson

/s/ Joseph Ryan	Director	May 22, 2017
Joseph Ryan

