Form 10-Q
period 2017-06-30
Evans Brewing Co Inc.
filed 2017-08-14
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2017

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

The number of shares of the Registrant’s common stock outstanding as of August 1, 2017, was 4,784,293.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVANS BREWING COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Jun 30,	Dec 31,
	2017	2016
ASSETS
Current Assets
Cash	$42,993	$117,997
Accounts receivable	101,107	191,368
Misc receivable	244,214	1,848
Inventory	298,427	240,170
Deposits- short term	47,203	10,300
Prepaid expense	25,600	10,567
Total Current Assets	759,544	572,250
Fixed Assets
Equipment net of depreciation	1,276,427	1,229,141
Total Fixed Assets	1,276,427	1,229,141
Other Assets
Liquor License	134,368	50,000
Deposits	67,500	72,100
Deferred tax assets	11,668	11,668
Total Other Assets	213,536	133,768
Total Assets	$2,249,507	$1,935,159

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	218,549	150,225
Accrued interest	29,130	12,450
Accrued salary	36,000	34,873
Deferred revenue- gift cards	5,382	3,295
Payable- credit cards	5,441	3,739
Refundable deposits	113,223	107,567
Auto loan- current portion	4,428	4,672
Notes payable- current portion	68,932	75,198
Notes payable- line of credit	229,041	43,000
Notes payable to related party	1,213,232	604,197
Total Current Liabilities	1,923,358	1,039,216

Long Term Liabilities
Auto loan- long term portion	-	2,092
Notes payable – long term portion	-	31,333
Deferred tax liability	11,668	11,668
Total Liabilities	1,935,026	1,084,309

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, series A, $0.0001 par value, 1,000,000 issued and outstanding as of March June 30, 2017 and 1,000,000 issued and outstanding as of December 31, 2016 respectively	100	100
Common Stock, authorized 100,000,000 shares, $0.0001 par value, 4,784,293 issued and outstanding as of June 30, 2017, and 4,757,463 shares issued and outstanding as of December 31, 2016, respectively	479	476
Additional Paid in Capital	3,432,308	3,412,311
Accumulated Deficit	(3,118,406)	(2,562,037)
Total Stockholders' Equity	314,481	850,850
Total Liabilities and Stockholders' Equity	$2,249,507	$1,935,159

The accompanying notes are an integral part of these financial statements.

	For the Three Months Ended Jun 30, 2017	For the Three Months Ended Jun 30, 2016	For the Six Months Ended Jun 30, 2017	For the Six Months Ended Jun 30, 2016

NET REVENUES	$616,503	$383,927	$1,237,335	$841,224
COST OF REVENUES	546,292	316,653	1,132,517	688,470
GROSS PROFIT	70,211	67,274	104,818	152,754

COSTS AND EXPENSES
Professional services	65,954	119,144	146,761	162,894
Administrative salaries	73,037	32,574	136,774	62,122
Selling expense	91,850	65,470	161,567	125,056
General and administrative expense	88,715	11,748	191,662	62,632
Total Operating Expenses	319,556	228,936	636,764	412,704

(Loss) from continuing operations	(249,345)	(161,662)	(531,946)	(259,950)

Other Income (Expense)
Other income	0	1,021	321	1,021
Interest expense	(13,477)	(4,709)	(21,444)	(9,432)
Total other income (expenses)	(13,477)	(3,688)	(21,123)	(8,411)

Net (loss) before income taxes	(262,822)	(165,350)	(553,069)	(268,361)

Income taxes	800		3,300	-
Net (Loss)	$(263,622)	$(165,350)	$(556,369)	$(268,361)
Earnings (loss) per share;
Basic	$(0.06)	$(0.04)	$(0.12)	$(0.06)
Weighted average number of shares outstanding	4,784,293	4,558,463	4,777,015	4,520,745

The accompanying notes are an integral part of these consolidated financial statements.

EVANS BREWING COMPANY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	Jun 30,	Jun 30,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(556,369)	$(268,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	19,997	4,400
Depreciation and amortization	83,958	28,993
Liquor license	(84,368)	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expense	(15,033)	(5,192)
(Increase) Decrease in prepaid deposits	(32,303)	-
(Increase) Decrease in inventory	(58,257)	27,097
(Increase) Decrease in accounts receivable	(152,105)	55,563
Increase (decrease) in refundable deposits	5,656	(4,605)
Increase (decrease) in accounts payable	68,327	(7,202)
Increase (decrease) in accrued expenses	21,596	12,118
Net Cash Used by Operating Activities	(698,901)	(157,190)

Cash Flows from Investing Activities:
Purchase of fixed assets	(131,244)	(24,520)
Net Cash used in Investing Activities	(131,244)	(24,520)

Cash Flows from Financing Activities:
Proceeds from line of credit	186,041	-
Proceeds from notes payable		15,000
Proceeds from Notes payable- related party	609,035	17,496
Payment on notes payable	(39,935)	(39,875)
Net Cash Provided by Financing Activities	755,141	(7,379)

Net Increase (Decrease) in Cash	(75,004)	(189,089)
Cash at Beginning of Period	117,997	325,392
Cash at End of Period	$42,993	$136,303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Taxes	$3,300	$9,432
Interest expense	4,761	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2017, AND DECEMBER 31, 2016

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

Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $3,118,406. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of June 30, 2017, and December 31, 2016.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. EBC performs continuing credit evaluations of customers and allowances are maintained for potential credit losses. EBC determined an allowance for doubtful accounts of $16,313 at June 30, 2017 and $12,791 for December 31, 2016, to be appropriate.

Inventories

Inventories are valued at the lower of cost or market. EBC regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality, and quality and reduces its cost basis when its review indicates a reduction in utility below the inventory's carrying value. Inventories consisted of the following at June 30, 2017 and December 31, 2016:

	Jun 30,	Dec 31,
	2017	2016
Restaurant Inventory	$18,838	$25,097
Raw materials	41,823	38,403
Work in process	28,605	46,168
Finished goods	194,388	128,933
Keg inventory	31,273	18,069
Less: reserve for obsolete inventory	(16,500)	(16,500)

Total Inventory	$298,427	$240,170

Prepaid Expenses

For the quarter ended June 30, 2017, prepaid expense consists of $2,000 for prepaid state income tax and $23,600 in prepaid rent for a restaurant under construction. For the year ended December 31, 2016 the prepaid expense was $10,400 for prepaid state income tax and $167 in prepaid insurance

Deposits

During the quarter ended June 30, 2017, EBC had deposits of $114,703, consisting of short-term deposits of $47,203 and long-term deposits of $67,500. The long-term deposit is for a can deposit of $67,500. The short-term deposits are rent of $9,200, $1,493 utility deposits, $260 deposit with the city of Fullerton for the patio, and $250 for a software deposit. For the year ended December 31, 2016, EBC had deposits of $82,400, consisting of short-term deposits of $10,300 and long-term deposits of $72,100. This is made up of a can deposit of $67,500 for cans all of which is long term, and deposits of $14,900 for the restaurant. One half of the can deposit of $135,000 was returned during the year ended December 31, 2016, leaving a deposit balance of $67,500. The deposits that make up the $14,900 are; $9,200 deposit on the building rent which $4,600 is long term, $5,190 utility deposits, $260 deposit with the city of Fullerton for the patio, and $250 for a software deposit.

Liquor License

With the acquisition of the Evans Public House Restaurant the Company acquired a liquor license that it paid $50,000 for. The value of the liquor license has increased and if the Company wanted to sell the license it could get more for it than it paid. This is based on the fact that the Company is in the process of acquiring a liquor license for it new restaurant in Huntington Beach that will cost over $85,000. The cost of the Liquor license for the Huntington Beach restaurant is at $84,368 as of June 30, 2017, and has a market value of $90,000.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed by using the straight-line method over the estimated useful lives:

Building improvements	20 years
Leasehold improvements	10 years
Brewery equipment	3 - 20 years
Furniture and fixtures	5 years
Software	3 years
Vehicles	5 - 10 years

EBC capitalizes significant capital expenditures. Ordinary maintenance and repairs are charged to operations as expenses when incurred. When assets are sold or retired, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the income. Total depreciation expense for the six months ended June 30, 2017, and June 30, 2016, was $83,959 and $28,991, respectively.

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

Refundable deposits

EBC distributes its draft beer in kegs that are owned by the Company. When a draft beer is shipped to the customer, the Company collects a refundable deposit and records a liability. Upon return of the keg, the deposit is refunded to the customer and the liability is reduced. As of June 30, 2017, and December 31, 2016, EBC had refundable deposits in the amounts of $113,223 and $107,567, respectively. EBC accounts for the loss, breakage, and deterioration of the kegs by crediting the customer’s deposits. The deposit approximates EBC’s cost of the keg. Any additional cost incurred for the loss, breakage, or deterioration of the kegs is then billed to the customer. Management periodically reviews its refundable deposits for any loss allowance on loss, breakage, or deterioration and has determined that no allowance was necessary as of June 30, 2017 and December 31, 2016.

Revenue Recognition

Revenue from product sales, are recognized when the products are picked up by individual customers or shipped to wholesale customers. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment of product or pickup has occurred, selling price is fixed or determinable and collection is reasonably assured. Product returns are allowed, but are rare according to historical records for past years. EBC continuously monitors and evaluates product returns. There was no allowance for product returns as of June 30, 2017, and December 31, 2016.

Sales Tax

EBC excludes from its sales all sales taxes assessed to its customers. Sales taxes assessed are recorded as accrued liabilities on the balance sheet until remitted to the state agencies.

Excise Tax

The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing fewer than two million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year. The state of California imposes excise taxes on the sale and distribution of beer at a rate of $0.20 per gallon. Excise taxes due to federal and state agencies are not collected from customers. For the Six months ended June 30, 2017, and for the Six months ended June 30, 2016, excise taxes amounted to approximately $47,818 and $44,669 respectively, which is treated as a Cost of Goods sold.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2017, and December 31, 2016:

	Mar 31, 2017	Dec 31, 2016

Brewery machinery and equipment	$787,596	$757,438
Keg asset	311,596	311,596
Restaurant assets	922,831	821,745
Software	4,320	4,320
Vehicles	63,097	63,097

	2,089,440	1,958,196

Accumulated depreciation	(813,013)	(729,055)

Property and equipment, net	$1,276,427	$1,229,141

NOTE 4 - NOTE PAYABLE

Note payable balance as of June 30, 2017, was $68,932 all of which is a short-term obligation. The note balance as of December 31, 2016, was $106,531, with $75,198 being the current obligation and $31,333 being the long-term obligation. The breakdown of the notes for June 30, 2017, and December 31, 2016, is as follows:

	Jun 30, 2017	Dec 31, 2016
Note payable for the acquisition of 4300 kegs with the monthly principal payment amount due of $6,267	$68,932	$106,531

Interest expense recorded on the note for the six months ended June 30, 2017, was $2,182 compared to $4,010 for the six months ended June 30, 2016.

NOTE 5 – NOTES PAYABLE- LINE OF CREDIT

The Company has a line of credit with City National Bank in the amount of $250,000 with a variable interest rate that was 5.25% as of June 30, 2017. The balance on the line of credit as of June 30, 2017, was $229,041. The balance on the line of credit as of the year ended December 31, 2016, $43,000.

NOTE 6 - NOTES PAYABLE- RELATED PARTY

On July 21, 2014, Michael J. Rapport the Chief Executive Officer, sole director and controlling shareholder of the Company, advanced the Company a $100,000 long term unsecured loan with a 1.5% interest rate per annum, due no later than July 21, 2017. The loan is convertible into common shares of the Company at any time after the second year’s anniversary at a price based upon either: a) The price of its most recent private placement offering, closest to the time of conversion, b) If publicly-traded, then the bid price of its common stock on the closing day of the conversion. For the six months ended June 30, 2017, the Company accrued $744 of interest on this note. For the year ended December 31, 2016, the Company had a total accrual of 1,504 on this same note, which brings the total interest accrued on the note to $4,040 as of June 30, 2017.

Michael J. Rapport also advanced the Company $10,000 on April 21, 2014; $8,000 on June 13, 2014; $20,000 on June 2, 2015; $30,000 on July 2, 2015; and $40,000 on August 25, 2015, for a total amount advanced of $108,000. All of these payments are secured by 8% interest bearing notes that are due on April 21, 2015, June 13, 2015, June 2, 2016, July 2, 2016, and August 25, 2016, respectively. As of June 30, 2016, four of the five notes totaling $108,000 were past due. On July 30, 2016, Michael J. Rapport exchanged the 5 notes, 4 of which were past due, for a single note. The 5 notes total $108,000 and are replaced by a single note for $118,603, which includes the original principal of $108,000 plus $10,603 of accrued interest. The new note has a term of one year and will bear interest at per annum rate of 6% instead of the 8% per annum rate on the old notes. For the period ended June 30, 2017, the Company accrued $3,529 of interest for this note. For the period ended December 31, 2016, the Company had an accrued balance of $3,002 interest for the notes due Mr. Rapport. The total accrued interest on this note after the consolidation of the notes is $6,532.

In addition to these notes Michael J. Rapport also paid for a new piece of equipment for the brewery on June 15, 2016, in the amount of $17,496. A separate 8% interest bearing note was drawn up for this amount and accrued interest for the period ended June 30, 2017, was $694. The accrued interest on this note as of December 31, 2016, was $763.

On July 27, 2016, Mr. Rapport’s loaned the Company $250,000. The note is unsecured, has a term of one year and bears interest at the rate of 4% per annum. For the period ended June 30, 2017, the Company accrued $4,959 of interest for this note. As of the year ended December 31, 2016, the Company accrued $4,301 of interest on this note.

On October 1, 2016, Mr. Rapport executed a note in the amount of $400,000 with EBC Public House. The note is unsecured, and has a one-year term and bears interest at the rate of 3% per annum. The note is an installment note to provide working capital as needed for EBC Public House. During the six months ended June 30. 2017, EBC Public House drew done the note by $281,902 bringing the total amount drawn on the note to $400,000. The accrued interest for the six months ended June 30, 2017, is $1,644. During the year ended December 31, 2016, EBC Public House had 5 different draws against the note for a total of $118,098 and recorded $709 in accrued interest. The balance of the note as of June 30, 2017, is $400,000 and the total amount of accrued interest on the note is $3,004.

On March 2, 2017 Mr. Rapport’s loaned the Company $20,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the period ended June 30, 2017, the Company accrued $395 of interest for this note.

On March 6, 2017, Mr. Rapport’s loaned the Company $120,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the period ended June 30, 2017, the Company accrued $2,288 of interest for this note.

On April 1, 2017, Mr. Rapport executed a note in the amount of $85,000 with EBC Public House for the advance of funds to purchase a Food Truck with the EBC Public House brand on it. The note has a three-year term and will be secured by the truck and bear interest at the rate of 3% per annum. As of the six months ended June 30, 2017, EBC Public House accrued interest on the note in the amount of $635.

On April 1, 2017, Mr. Rapport advance EBC Public House $1,617.34 to purchase equipment for the Food Truck. The note is unsecured, and has a one-year term and bears interest at the rate of 3% per annum. As of the six months ended June 30, 2017, EBC Public House accrued interest on the note in the amount of $12.

On June 26, 2017, Mr. Rapport executed a note in the amount of $250,000 with EBC Public House. The note is unsecured, and has a one-year term and bears interest at the rate of 3% per annum. The note is an installment note to provide working capital as needed for EBC Public House. During the six months ended June 30. 2017, EBC Public House drew done this note by $69,968. The accrued interest on this note for the six months ended June 30, 2017, is $23.

Accrued Interest

As of the period ended June 30, 2017, the Company has an accrued interest balance of $29,130 for the total notes due Mr. Rapport of $1,213,232. As of the year ended December 31, 2016, the Company had an accrued interest balance of $12,450 pertaining to notes in the amount of $604,197.

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

The 4,033,863 shares exchanged per the agreement along with the 436,000 shares that Evans Brewing Company held brought the total outstanding to 4,469,863 as of December 31, 2015. Bayhawk had a total of 4,884,624 shares of its common stock outstanding as of December 31, 2014, and as of the closing of the Share Exchange, but 414,761 shares were not tendered in the Share Exchange, so the total shares outstanding shares of EBC common stock at December 31, 2015, was 4,469,863. During the year ended December 31, 2016, the Company added 287,600 shares for cash and services, bringing the total shares outstanding as of December 31, 2016, to 4,757,463. During the Six months ended June 30, 2017, the cancelled shares were adjusted by issuing 16,830 shares based on finding shares that had been exchanged originally but lost in the process of the exchange. The Company also issued an additional 10,000 shares for professional services bringing the total shares issued and outstanding to 4,784,293.

NOTE 8 - EARNINGS PER SHARE

Basic net income (loss) per share was computed using the weighted-average number of shares of common stock outstanding during the period. The following summarized the earnings per share:

	June 30, 2017	June 30, 2016
Weighted average number of shares	4,777,015	4,520,745

Net income (loss)	$(556,369)	$(268,361)

Net income (loss) per share	$(0.12)	$(0.06)

NOTE 9 - INCOME TAXES

Deferred income taxes are provided for the temporary differences between the carrying values of the Company’s assets and liabilities for financial reporting purposes and their corresponding income tax basis. The temporary differences give rise to either a deferred tax asset or liability in the consolidated financial statements, which is computed by applying current statutory tax rates to taxable and deductible temporary differences based upon the classification (i.e. current or non-current) of the asset or liability in the consolidated financial statements which relates to the particular temporary difference. Deferred taxes related to differences which are not attributable to a specific asset or liability are classified in accordance with the future period in which they are expected to reverse and be recognized for income tax purposes. The long-term deferred tax assets are fully valued as of June 30, 2017, and December 31, 2016.

As of June 30, 2017, and December 31, 2016, the components of the Company’s deferred tax assets and liabilities primarily consist of temporary differences attributable to differing methods of depreciation, insurance claim receivables, net operating losses, allowances for obsolete inventory, and reserves for bad debt.

EBC’s management used 34% to calculate the deferred tax assets and the current tax provision.  Because of the startup costs of EBC and the net operating losses earned by Bayhawk during the first few years in operation, the Company has had to pay very little federal income tax.  In 2016, the Company paid no federal income tax and received a refund in in the amount of $8,000 based on an overpayment in 2015. The Company has a prepaid tax in the amount of $2,000 on the books from the overpayment of the 2015 state taxes. The Company has not incurred a federal tax obligation as of the period ended June 30, 2017, and EBC management expects that the Company will not pay any federal income tax in 2017, due to its significant net operating losses.

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

	For the Quarter Ended June 30,
	2017	2016
Sales
Brewery and Malt liquor operations	$835,876	$841,224
Evans Public Restaurant	401,459	-
Corporate	-	-
	$1,237,335	$841,224

Gross Profit
Brewery and Malt liquor operations	$112,839	$152,754
Evans Public Restaurant	(8,021)	-
Corporate	-	-
	$104,818	$152,754

Income (Loss) from operations
Brewery and Malt liquor operations	$(169,720)	$(234,306)
Evans Public Restaurant	(284,283)	-
Corporate	(77,983)	(25,644)
	$(540,818)	$(259,950)

Interest expense
Brewery and Malt liquor operations	$13,160	$4,376
Evans Public Restaurant	4,012	-
Corporate	4,273	5,056
	$21,444	$9,432

Other income (expense)
Brewery and Malt liquor operations	$321	$1,021
Evans Public Restaurant	-	-
Corporate	-	-
	$321	$1,021

Net income (loss)
Brewery and Malt liquor operations	$(182,558)	$(237,662)
Evans Public Restaurant	(289,855)	-
Corporate	(83,956)	(30,700)
	$(556,369)	$(268,362)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates out of three buildings in Irvine, California, and Santa Ana, California, under non-cancelable leases expiring between July 31, 2017, and January 31, 2019.

Total lease expense paid during the six months ended June 30, 2017, and the six months ended June 30, 2016, was $46,215 and $46,756, respectively.

Minimum future lease payments are as follows:

2017	21,800
2018	33,889
2019	2,824

Total	$57,513

With the acquisition of EBC Public House, the Company acquired another lease. The lease for the Restaurant in Fullerton is for 5 years with 5-year options. The lease began on August 1, 2015 and expires on July 31, 2020.

Total lease expense paid during the six months ended June 30, 2017, and the six months ended June 30, 2016, was $27,600 and $27,600, respectively.

Minimum future lease payments are as follows:

2017	27,600
2018	55,200
2019	55,200
2020	32,200

$170,200

EBC Public House is in the process of adding another restaurant in Huntington Beach and has acquired another lease as a result. The lease for the Restaurant in Huntington Beach is for 5 years with 5-year options. The lease began on January 1, 2017 and expires on December 31, 2021.

Total lease expense paid during the six months ended June 30, 2017, and the six months ended June 30, 2016, was $27,600 and $0, respectively.

Minimum future lease payments are as follows:

2017	27,600
2018	55,200
2019	55,200
2020	55,200
2021	55,200

$238,400

Notes payable commitment:

The Company purchased 4300 kegs that it had previously leased on a note payable with City National Bank.

Minimum future payments for keg assets note are as follows:

2017	37,599
2018	31,333

$68,932

The Company purchased a truck for the business that was financed through an auto loan with Ford Motors financing.

Minimum future payments for the auto loan are as follows:

2017	3,681
2018	747

$4,428

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of Company Management the ultimate outcome of the claims and litigation, if any, will not have a material adverse effect on the Company’s financial position.

NOTE 13 – CONCENTRATIONS

Cash

The Company maintains cash balances at financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures cash balances up to $250,000 per institution. As of June 30, 2017, the Company had no bank account that exceeded the insured amount. The Company normally has no problem with uninsured balances as its deposits are separated across financial institutions.

Accounts Receivable

At June 30, 2017, three customers accounted for approximately 37%, 17%, and 16%, respectively, of the Company’s accounts receivable. At December 31, 2016, three customers accounted for approximately 44%, 28%, and 9%, respectively, of the Company's accounts receivable.

Accounts Payable

At June 30, 2017, five vendors accounted for approximately 26%, 9%, 6%, 5% and 5%, respectively, of the Company’s accounts payable. At December 31, 2016, five vendors accounted for approximately 32%, 12%, 7%, 6%, and 3%, respectively, of the Company's accounts payable. For the quarter ended June 30, 2017, three vendors accounted for approximately 39%, 4% and 4% of total purchases. For the year ended December 31, 2016, two vendors accounted for approximately 44% and 8% of total purchases.

Sales

At June 30, 2017, four customers accounted for approximately 28%, 17%, 7%, and 4%, respectively, of the Company’s sales. For year ended December 31, 2016, three customers accounted for approximately 34%, 25%, and 16%, respectively, of the Company's sales.

NOTE 14 - SUBSEQUENT EVENT

Subsequent events have been evaluated through June 30, 2017, which is the date the financial statements were available to be issued.

1. Subsequent to June 30, 2017, on July 10, 2017, Kevin Hammons resigned as Director of Brewing and resigned as a member of the board of directors.

2. Subsequent to June 30, 2017, on August 2, 2017, Kenneth Wiedrich resigned from the board of directors.

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

Bayhawk Ales, Inc. (formerly Orange County Brewing Company) (“Bayhawk”) was formed in February 1994 for the purpose of developing and operating one or more breweries in California for the production of high quality, hand-crafted ales for sale in bottle and draft. The Company built a 17-barrel showcase brewery (the "Southern California Brewery") in a leased building in the McCormick & Schmick’s Seafood Restaurant in Irvine, California. The Southern California Brewery, located in the central business district of Irvine near John Wayne International Airport, began brewing beer in January 1995. Irvine is south of Los Angeles and is adjacent to Newport Beach. It is a suburban city of the greater Los Angeles metropolitan area and the location of numerous businesses. At the time of the construction of the Southern California Brewery, the Los Angeles metropolitan area was the largest single market for beer in the United States. The products produced by Bayhawk were 90% private labeled.

On October 15, 2014, Bayhawk and EBC entered into an Asset Purchase and Share Exchange Agreement (the “Agreement”), subject to receiving approval of the independent Bayhawk shareholders who voted on the transaction. On September 17, 2015, the independent Bayhawk shareholders approved the agreement by a vote of 251,212 shares for and 1,600 shares against. As such, Bayhawk sold to EBC, and EBC purchased from Bayhawk, assets of Bayhawk, including but not limited to: (A) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Bayhawk Ales label (as defined in the Agreement and discussed in more detail below); and (B) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Evans Brands (as defined in the Agreement and discussed in more detail below) (collectively, the “Transferred Assets”). Bayhawk retained ownership of 100% of the stock in Evans Brewing Co. (CA) (“Evans Brewing California”) which has the brewers license at City Brewery in Lacrosse, WI (where the non-craft brands will be brewed, with the balance of the craft brands being brewed in Irvine, California). Based on the affirmative vote by the independent Bayhawk shareholders to approve the Asset Purchase transaction, EBC proceeded with the share exchange and tender offer to the Bayhawk shareholders, pursuant to which EBC offered to exchange shares of EBC common stock for shares of Bayhawk common stock, on a one-for-one basis (the “Exchange Offer”). Bayhawk shareholders had until December 2, 2015, to tender their Bayhawk shares in the share exchange. Bayhawk shareholders also had until December 2, 2015, to rescind the exchange of shares. There was no minimum number of shares of Bayhawk common stock that must be tendered for the Exchange Offer to close. At the close of the share exchange on December 2, 2015, Premier Stock Transfer accepted on behalf of EBC 4,033,863 Bayhawk shares and issued 4,033,863 shares of EBC common stock upon the terms and subject to the conditions set forth in the Asset Purchase and Share Exchange Agreement by and between EBC and Bayhawk, dated October 15, 2014, as amended (the “Asset Purchase Agreement”). EBC filed a copy of the Asset Purchase Agreement as an annex to a combination registration statement and proxy statement on Form S-4. The Bayhawk shares were validly tendered pursuant to the Exchange Offer and not withdrawn. The asset purchase and share exchange has been treated as a business combination as both companies are controlled by the same management. As such, on December 10, 2015, in connection with this acquisition, EBC ceased to be a shell company as defined in Rule 12b-2, in that it had assets consisting of more than cash and cash equivalents, and has a business plan and operations.

On September 29, 2016, Evans Brewing Company, Inc., closed the acquisition of a restaurant business located in the downtown SOCO District of Fullerton, California, through the acquisition of all the outstanding stock of EBC Public House, Inc., which the Company now operates as its first branded restaurant and taproom under the trade name “The Public House by Evans Brewing Company”. The Public House features the Company’s beers – as well as beers from other selected local Orange County, California breweries, -- food and, occasional entertainment.

In connection with such closing, the Company acquired 100% of the outstanding shares of EBC Public House from Mr. Rapport and issued 1,000,000 shares of the Company’s Series A Preferred Stock to Mr. Rapport. The asset purchase and share exchange have been treated as business combination as both companies are controlled by the same management.

Overview

The brewery continued to operate under the Bayhawk Ales, Inc. name as it transitioned the licensing and branding over to Evans Brewing Company, Inc. That process has been completed and all future activities will be under the Evans Brewing Company banner. Bayhawk Ales Inc. has been dissolved and all of its history will become that of Evans Brewing Company, Inc.

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

Evans Brewing Company, Inc., also operates a restaurant business located in the downtown SOCO District of Fullerton, California, which is the Company’s first branded restaurant and taproom operating under the trade name “The Public House by Evans Brewing Company”. The Public House features the Company’s beers – as well as beers from other selected local Orange County, California breweries, -- food and, occasional entertainment.

EBC Public House, Inc. has also added a Food Truck to its brand which was put into service on June 20, 2017. The Food Truck’s menu is very similar to the restaurant’s menu and has the Public House branded logo on its side.

EBC Public House, Inc. is also in the process of adding another restaurant in Huntington Beach, CA. This restaurant will be a little larger than the one in Fullerton and is anticipated to open sometime in September, 2017.

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

EBC also produces malt liquor at a third-party site in Lacrosse, Wisconsin. By way of background, in August 2013, Evans Brewing California had acquired from City Brewing Company, LLC (“City Brewing”) the assets of Pig’s Eye Brewing Company, LLC, (the “Pig’s Eye Assets”) including the intellectual property and trademarks relating to original beers, lagers, and ales, including Milwaukee Select and Pig’s Eye (the “Pig’s Eye Brands”). Additionally, Evans Brewing California had the exclusive rights to make, manufacture, produce, market, sell, and distribute original beers, lagers, and ales known as Evans Lager Original, Evans Lager Black, Evans Lager Light, Bad Kat Ice, and Dead Presidents.

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

During the quarter ended June 30, 2017, EBC Public House started operating a Food Truck under the Pubic House brand. EBC Public House is also in the process of opening another restaurant in Huntington Beach with the anticipated opening being sometime in September of 2017.

Results of Operations for the six months ended June 30, 2017 and the six months ended June 30, 2016.

Our operating results are summarized as follows:

	Six Months Ended Jun 31, 2017	Six Months Ended Jun 31, 2016
Revenue	$1,237,335	$841,224
Cost of sales	$1,132,517	$688,470
Operating expenses	$636,764	$412,704
Other income (expenses)	$(21,123)	$(8,411)
Net loss	$(556,369)	$(268,361)

Revenues

During the quarter ended June 30, 2017, the Company had sales of $616,503 compared to $383,927, for the quarter ended June 30, 2016. The increase in sales for the current quarter compared to the quarter ended June 30, 2016, is due to the addition of the restaurant. There was no restaurant in the same quarter last year and comparing the sales excluding the restaurant there was a slight increase in sales for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016. During the six months ended June 30, 2017, the Company had sales of $1,237,335 compared to $841,224, for the six months ended June 30, 2016. Again, this increase is due to the addition of the restaurant which did not exist for the same six-month period last year. If the restaurant sales are deducted for this same period then there was a slight decrease in sales for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

Operating Expenses

The operating expenses for the quarter ended June 30, 2017, were $319,556 compared to $228,936 for the quarter ended June 30, 2016. The increase in operating expenses for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016, is due to the addition of the restaurant. There was no restaurant in the same quarter last year and comparing the operating expenses without the restaurant there was a decrease of $48,375 in expenses for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016. The operating expenses for the six months ended June 30, 2017, were $636,764 compared to $412,704 for the six months ended June 30, 2016. The increase in operating expenses for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, again, is due to the addition of the restaurant. Taking the restaurant out of the equation there would have been a decrease in operating expenses of $52,162 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Net Loss from Operations:

The net loss from operations for the quarter ended June 30, 2017, was $249,345 compared to a net loss from operations of $161,662 for the quarter ended June 30, 2016. The increase in the net loss from operations for current quarter compared to the same quarter last year is due to the addition of the restaurant. The Net Operating Loss for the restaurant operations for the quarter ended June 30, 2017, is $160,902 which when deducted from the total loss for the quarter leaves a net operating loss of $88,443 for the non-restaurant operations. Based on the fact there was no restaurant last year for this same quarter means there was a decrease in the net loss from operations of $73,219 when the restaurant is excluded for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016. The net loss from operations for the six months ended June 30, 2017, was $531,946 compared to a net loss from operations of $259,950 for the six months ended June 30, 2016. The loss from the restaurant operations for the six months ended June 30, 2017, is $284,244. Again, there was no restaurant for the comparative 6-month period last year so by excluding this loss from the net loss this year there would be a slight decrease in the net loss from operations for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

Interest Expense:

Interest expense for the quarter ended June 30, 2017, was $13,477, compared to $4,709, for the quarter ended June 30, 2016. The amount of this interest that is associated with related party interest is $10,263 for the quarter ended June 30, 2017, and $2,528 for the quarter ended June 30, 2016. Interest expense for the six months ended June 30, 2017, was $21,444, compared to $9,432, for the six months ended June 30, 2016. The amount of this interest that is associated with related party interest is $16,722 for the six months ended June 30, 2017, and $5,656 for the six months ended June 30, 2016.

Net Loss:

Net loss before taxes for the quarter ended June 30, 2017, was $262,822, compared to a loss of $165,350 for the quarter ended June 30, 2016. The larger loss for current quarter compared to the same quarter last year is due to the addition of the restaurant. The loss for the restaurant for the quarter ended June 30, 2017, is $163,978 which when deducted from the total loss for the quarter ended June 30, 2017, leaves a loss of $98,844. The $98,844 is $66,508 less than the quarter ended June 30, 2016, loss of $165,350, which also did not include the restaurant. Net loss before taxes for the six months ended June 30, 2017, was $553,069 compared to a net loss before income tax of $268,361 for the six months ended June 30, 2016. Again, the restaurant which was not open in 2016, comprised $288,255 of the loss for the six months ended June 30, 2017, which when deducted from the loss for the six months ended June 30, 2017, leaves a loss slightly lower than the loss for the six months ended June 30, 2016.

Taxes:

Taxes for the quarter ended June 30, 2017, are $800 compared to taxes of $0 for the quarter ended June 30, 2016. Taxes for the current quarter are State taxes paid to the State of California. Taxes for the six months ended June 30, 2017, are $3,300 compared to taxes of $0 for the six months ended June 30, 2016. Taxes for the six months ended June 30, 2017, are State taxes paid to the State of California

Net Loss after taxes:

Net loss after taxes for the quarter ended June 30, 2017, are $263,622 compared to a loss of $165,350 for the quarter ended June 30, 2016. Net loss after taxes for the six months ended June 30, 2017, are $556,369 compared to a loss of $268,361 for the six months ended June 30, 2016.

Liquidity and Capital Resources

Working Capital

	Jun 30, 2017	Dec 31, 2016
Current Assets	$759,544	$572,250
Current Liabilities	$1,923,358	$1,039,216
Working Capital (Deficit)	$(1,163,814)	$(466,966)

Cash Flows

	For the six months ended Jun 30, 2017	For the six months ended Jun 30, 2016
Cash used (in) by Operating Activities	$(698,901)	$(157,190)
Cash provided in Investing Activities	$(131,244)	$(24,520)
Cash provided in Financing Activities	$755,141	$(7,379)
Increase (Decrease) in Cash	$(75,004)	$(189,089)

Cash Used In Operating Activities

Our net loss for the period ended June 30, 2017, of $556,369 along with the increase in receivables o $152,105 was the main contributing factor for our negative operating activities.

Cash from Financing Activities

During the quarter ended June 30, 2017, cash provided by financing activities was $755,141 compared to cash used in financing activities of $7,379 for the quarter ended June 30, 2016. During the quarter ended June 30, 2017, the Company received cash of $609,035 from related party notes, $186,041 from a line of credit and paid back notes payable in the amount of $39,935. During the quarter ended June 30, 2016, the Company received cash of $17,496 from related party notes, $15,000 from notes payable and paid back $39,875 in notes payable.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The accompanying annual financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2017, the Company has an accumulated deficit of $3,118,406. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties

Impact of Inflation

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

The 4,033,863 shares exchanged per the agreement along with the 436,000 shares that Evans Brewing Company held brings the total outstanding to 4,469,863. Bayhawk had a total of 4,884,624 shares of its common stock outstanding as of December 31, 2014, and as of the closing of the Share Exchange, but 414,761 shares were not tendered in the Share Exchange, so the total shares outstanding shares of EBC common stock at December 31, 2015, was 4,469,863. During the year ended December 31, 2016, the Company added 287,600 shares for cash and services, bringing the total shares outstanding as of December 31, 2016, to 4,757,463. During the six months ended June 30, 2017, the cancelled shares were adjusted by issuing 16,830 shares based on finding shares that had been exchanged originally but lost in the process of the exchange by the transfer agent. The total shares issued and outstanding as of June 30, 2017, are 4,784,293.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None

ITEM 4. [Removed and Reserved]

None

ITEM 5. OTHER INFORMATION

On July 10, 2017, Kevin Hammons resigned his position as Director of Brewing of Evans Brewing Company. Kevin also resigned his position on the board of directors at the same time. On August 2, 2017, Kenneth Wiedrich resigned his position on the board of directors.

PART III

ITEM 1. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase and Share Exchange Agreement (included as Annex A to the proxy statement/registration statement forming part of this registration statement).	(1)

3.1	Certificate of Incorporation of Evans Brewing Company Inc. (incorporated by reference to Exhibit 3.1 to EBC’s Registration Statement on Form 10, filed July 3, 2013).	(1)

3.2	Certificate of Amendment to Certificate of Incorporation, dated April 15, 2014 (incorporated by reference to Exhibit 3.3 to EBC’s Current Report on Form 8-K filed April 22, 2014).	(1)

3.3	By-Laws of EBC (incorporated by reference to Exhibit 3.2 to EBC’s Registration Statement on Form 10, filed July 3, 2013).	(1)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to EBC’s Registration Statement on Form 10, filed July 3, 2013).	(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS*	XBRL Instance Document	Filed herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	Filed herewith

(1)	Incorporated by reference from Evans Brewing Company’s Annual Report on Form 10-K for Fiscal Year Ended December 31, 2015 filed on April 19, 2016.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS BREWING COMPANY INC.

Dated: August 14, 2017	By:	/s/ Michael J. Rapport
	Name:	Michael J. Rapport
	Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

	By:	/s/ Kenneth C. Wiedrich
	Name:	Kenneth C. Wiedrich
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Rapport	Chief Executive Officer, Chairman of the Board	August 14, 2017
Michael J. Rapport

/s/ Evan Rapport	Vice President	August 14, 2017
Evan Rapport

/s/ Mark Lamb	Director	August 14, 2017
Mark Lamb

/s/ Roy Roberson	Director	August 14, 2017
Roy Roberson

/s/ Joseph Ryan	Director	August 14, 2017
Joseph Ryan

