Form 10-Q
period 2017-09-30
Evans Brewing Co Inc.
filed 2017-11-14
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

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

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVANS BREWING COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	Sep 30,	Dec 31,
	2017	2016
	(Unaudited)

ASSETS
Current Assets
Cash	$-	$117,997
Accounts receivable	162,962	191,368
Misc receivable	400,000	1,848
Inventory	154,668	240,170
Deposits- short term	47,203	10,300
Prepaid expense	26,100	10,567
Total Current Assets	790,933	572,250
Fixed Assets
Equipment net of depreciation	1,350,952	1,229,141
Total Fixed Assets	1,350,952	1,229,141
Other Assets
Liquor License	134,368	50,000
Deposits	67,500	72,100
Deferred tax assets	11,668	11,668
Total Other Assets	213,536	133,768
Total Assets	$2,355,423	$1,935,159

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Bank overdraft	15,451	-
Accounts payable	98,435	150,225
Accrued interest	42,646	12,450
Accrued salary	43,435	34,873
Deferred revenue- gift cards	7,045	3,295
Payable- credit cards	849	3,739
Refundable deposits	92,658	107,567
Auto loan- current portion	3,260	4,672
Notes payable- current portion	50,132	75,198
Notes payable- line of credit	291,041	43,000
Notes payable to related party	1,736,450	604,197
Total Current Liabilities	2,381,402	1,039,216

Long Term Liabilities
Auto loan- long term portion	-	2,092
Notes payable – long term portion	-	31,333
Deferred tax liability	11,668	11,668
Total Liabilities	2,393,079	1,084,309

Stockholders’ Equity
Preferred Stock, authorized 10,000,000 shares, series A, $0.0001 par value, 1,000,000 issued and outstanding as of September 30, 2017 and 1,000,000 issued and outstanding as of December 31, 2016 respectively	100	100
Common Stock, authorized 100,000,000 shares, $0.0001 par value, 4,784,293 issued and outstanding as of September 30, 2017, and 4,757,463 shares issued and outstanding as of December 31, 2016, respectively	479	476
Additional Paid in Capital	3,432,308	3,412,311
Accumulated Deficit	(3,470,530)	(2,562,037)
Total Stockholders’ Equity	(37,649)	850,850
Total Liabilities and Stockholders’ Equity	$2,355,421	$1,935,159

The accompanying notes are an integral part of these financial statements.

	For the Three Months Ended Sep 30, 2017	For the Three Months Ended Sep 30, 2016	For the Nine Months Ended Sep 30, 2017	For the Nine Months Ended Sep 30, 2016

NET REVENUES	$553,467	$488,206	$1,790,802	$1,329,430
COST OF REVENUES	561,391	313,933	1,693,908	1,002,403
GROSS PROFIT	(7,924)	174,274	96,894	3274,027

COSTS AND EXPENSES
Professional services	55,268	88,861	202,029	251,755
Administrative salaries	91,470	100,989	228,244	163,111
Selling expense	77,342	112,570	238,909	237,626
General and administrative expense	101,727	299,308	293,389	361,940
Total Operating Expenses	325,806	601,728	962,570	1,014,432

(Loss) from continuing operations	(333,730)	(427,455)	(865,676)	(687,405)

Other Income (Expense)
Other income	0	4,142	321	5,163
Interest expense	(18,400)	(6,352)	(39,845)	(15,784)
Total other income (expenses)	(18,400)	(2,210)	(39,523)	(10,621)

Net (loss) before income taxes	(352,130)	(429,665)	(905,199)	(698,026)

Income taxes	-	1,508	3,300	-
Net (Loss)	$(352,130)	$(431,173)	$(908,499)	$(698,026)
Earnings (loss) per share;
Basic	$(0.07)	$(0.09)	$(0.19)	$(0.15)
Weighted average number of shares outstanding	4,784,293	4,728,170	4,779,468	4,590,833

The accompanying notes are an integral part of these consolidated financial statements.

EVANS BREWING COMPANY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	Sep 30,	Sep 30,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(908,499)	$(699,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	19,997	240,580
Depreciation and amortization	128,023	50,708
Liquor license	(84,368)	(50,000)
EBC Public House acquisition- prior year retained earnings	-	(79,578)
Preferred shares issued for EBC Public House	-	100
Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expense	(15,533)	(5,659)
(Increase) Decrease in prepaid deposits	(32,303)	52,600
(Increase) Decrease in inventory	85,502	(117,155)
(Increase) Decrease in accounts receivable	(369,746)	(35,184)
Increase (decrease) in refundable deposits	(14,909)	(4,828)
Increase (decrease) in accounts payable	(51,787)	21,056
Increase (decrease) in accrued expenses	39,618	19,259
Net Cash Used by Operating Activities	(1,204,005)	(607,635)

Cash Flows from Investing Activities:
Purchase of fixed assets	(249,834)	(832,205)
Net Cash used in Investing Activities	(249,834)	(832,205)

Cash Flows from Financing Activities:
Ban overdrafts	15,451	-
Proceeds from line of credit	248,041	-
Additional contributions from shareholders	-	1,008,242
Proceeds from Notes payable- related party	1,132,253	278,099
Payment on notes payable	(59,903)	(58,675)
Net Cash Provided by Financing Activities	1,335,842	1,227,666

Net Increase (Decrease) in Cash	(117,997)	(212,174)
Cash at Beginning of Period	117,997	325,392
Cash at End of Period	$-	$113,218

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Taxes	$3,300	$8,435
Interest expense	4,761	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017, AND DECEMBER 31, 2016

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $3,470,536. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of September 30, 2017, and December 31, 2016.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. EBC performs continuing credit evaluations of customers and allowances are maintained for potential credit losses. EBC determined an allowance for doubtful accounts of $16,313 at September 30, 2017 and $12,791 for December 31, 2016, to be appropriate.

Inventories

Inventories are valued at the lower of cost or market. EBC regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality, and quality and reduces its cost basis when its review indicates a reduction in utility below the inventory’s carrying value. Inventories consisted of the following at September 30, 2017 and December 31, 2016:

	Jun 30,	Dec 31,
	2017	2016
Restaurant Inventory	$19,927	$25,097
Raw materials	33,744	38,403
Work in process	34,041	46,168
Finished goods	60,682	128,933
Keg inventory	22,774	18,069
Less: reserve for obsolete inventory	(16,500)	(16,500)

Total Inventory	$154,668	$240,170

Prepaid Expenses

For the quarter ended September 30, 2017, prepaid expense consists of $2,000 for prepaid state income tax, $23,600 in prepaid rent for a restaurant under construction in Huntington Beach and $500 for prepayment of food for the Food Truck. For the year ended December 31, 2016 the prepaid expense was $10,400 for prepaid state income tax and $167 in prepaid insurance

Deposits

During the quarter ended September 30, 2017, EBC had deposits of $114,703, consisting of short-term deposits of $47,203 and long-term deposits of $67,500. The long-term deposit is for a can deposit of $67,500. The short-term deposits are rent of $9,200, $1,493 utility deposits, $260 deposit with the city of Fullerton for the patio, and $250 for a software deposit. For the year ended December 31, 2016, EBC had deposits of $82,400, consisting of short-term deposits of $10,300 and long-term deposits of $72,100. This is made up of a can deposit of $67,500 for cans all of which is long term, and deposits of $14,900 for the restaurant. One half of the can deposit of $135,000 was returned during the year ended December 31, 2016, leaving a deposit balance of $67,500. The deposits that make up the $14,900 are; $9,200 deposit on the building rent which $4,600 is long term, $5,190 utility deposits, $260 deposit with the city of Fullerton for the patio, and $250 for a software deposit.

Liquor License

As of September 30, 2017, the Company has two liquor licenses totaling $134,368. The license for Evans Public House in Fullerton cost $50,000 and the cost of the license for the Evans Public House in Huntington Beach, which will open soon, cost $84,368. The value of the liquor licenses is greater than what the Company paid for them and so the costs are not being amortized.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed by using the straight-line method over the estimated useful lives:

Building improvements	20 years
Leasehold improvements	10 years
Brewery equipment	3 - 20 years
Furniture and fixtures	5 years
Software	3 years
Vehicles	5 - 10 years

EBC capitalizes significant capital expenditures. Ordinary maintenance and repairs are charged to operations as expenses when incurred. When assets are sold or retired, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the income. Total depreciation expense for the nine months ended September 30, 2017, and September 30, 2016, was $128,024 and $46,991, respectively.

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

Refundable deposits

EBC distributes its draft beer in kegs that are owned by the Company. When a draft beer is shipped to the customer, the Company collects a refundable deposit and records a liability. Upon return of the keg, the deposit is refunded to the customer and the liability is reduced. As of September 30, 2017, and December 31, 2016, EBC had refundable deposits in the amounts of $92,658 and $107,567, respectively. EBC accounts for the loss, breakage, and deterioration of the kegs by crediting the customer’s deposits. The deposit approximates EBC’s cost of the keg. Any additional cost incurred for the loss, breakage, or deterioration of the kegs is then billed to the customer. Management periodically reviews its refundable deposits for any loss allowance on loss, breakage, or deterioration and has determined that no allowance was necessary as of September 30, 2017 and December 31, 2016.

Revenue Recognition

Revenue from product sales, are recognized when the products are picked up by individual customers or shipped to wholesale customers. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment of product or pickup has occurred, selling price is fixed or determinable and collection is reasonably assured. Product returns are allowed, but are rare according to historical records for past years. EBC continuously monitors and evaluates product returns. There was no allowance for product returns as of September 30, 2017, and December 31, 2016.

Sales Tax

EBC excludes from its sales all sales taxes assessed to its customers. Sales taxes assessed are recorded as accrued liabilities on the balance sheet until remitted to the state agencies.

Excise Tax

The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing fewer than two million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year. The state of California imposes excise taxes on the sale and distribution of beer at a rate of $0.20 per gallon. Excise taxes due to federal and state agencies are not collected from customers. For the nine months ended September 30, 2017, and for the nine months ended September 30, 2016, excise taxes amounted to approximately $69,077and $90,805 respectively, which is treated as a Cost of Goods sold.

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

EBC accounts for uncertain tax positions in accordance with FASB ASC 740 (formerly Financial Accounting Standards Boards Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109). FASB ASC 740 prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on recognition, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FASB ASC 740 and there was no impact on total liabilities or stockholder’s equity as a result of the adoption of FASB ASC 740.

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

Basic Loss Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2017, and December 31, 2016:

	Sep 30, 2017	Dec 31, 2016

Brewery machinery and equipment	$787,596	$757,438
Keg asset	311,596	311,596
Restaurant assets	1,041,421	821,745
Software	4,320	4,320
Vehicles	63,097	63,097

	2,208,030	1,958,196

Accumulated depreciation	(857,078)	(729,055)

Property and equipment, net	$1,350,952	$1,229,141

NOTE 4 - NOTE PAYABLE

Note payable balance as of September 30, 2017, was $50,132 all of which is a short-term obligation. The note balance as of December 31, 2016, was $106,531, with $75,198 being the current obligation and $31,333 being the long-term obligation. The breakdown of the notes for September 30, 2017, and December 31, 2016, is as follows:

	Jun 30, 2017	Dec 31, 2016
Note payable for the acquisition of 4300 kegs with the monthly principal payment amount due of $6,267	$50,132	$106,531

Interest expense recorded on the note for the nine months ended September 30, 2017, was $2,619 compared to $5,683 for the nine months ended September 30, 2016.

NOTE 5 - NOTES PAYABLE- LINE OF CREDIT

The Company has a line of credit with City National Bank in the amount of $300,000 with a variable interest rate that was 5.25% as of September 30, 2017. The balance on the line of credit as of September30, 2017, was $291,041. The balance on the line of credit as of the year ended December 31, 2016, $43,000.

NOTE 6 - NOTES PAYABLE- RELATED PARTY

On July 21, 2014, Michael J. Rapport the Chief Executive Officer, sole director and controlling shareholder of the Company, advanced the Company a $100,000 long term unsecured loan with a 1.5% interest rate per annum, due no later than July 21, 2017. The loan is convertible into common shares of the Company at any time after the second year’s anniversary at a price based upon either: a) The price of its most recent private placement offering, closest to the time of conversion, b) If publicly-traded, then the bid price of its common stock on the closing day of the conversion. For the nine months ended September 30, 2017, the Company accrued $1,121 of interest on this note. For the year ended December 31, 2016, the Company had a total accrual of 1,504 on this same note, which brings the total interest accrued on the note to $4,418 as of September 30, 2017. Mr. Rapport has extended the due date of the note to December 31, 2017.

Michael J. Rapport also advanced the Company $10,000 on April 21, 2014; $8,000 on June 13, 2014; $20,000 on June 2, 2015; $30,000 on July 2, 2015; and $40,000 on August 25, 2015, for a total amount advanced of $108,000. All of these payments are secured by 8% interest bearing notes that are due on April 21, 2015, June 13, 2015, June 2, 2016, July 2, 2016, and August 25, 2016, respectively. As of June 30, 2016, four of the five notes totaling $108,000 were past due. On July 30, 2016, Michael J. Rapport exchanged the 5 notes, 4 of which were past due, for a single note. The 5 notes total $108,000 and are replaced by a single note for $118,603, which includes the original principal of $108,000 plus $10,603 of accrued interest. The new note has a term of one year and will bear interest at per annum rate of 6% instead of the 8% per annum rate on the old notes. For the period ended September 30, 2017, the Company accrued $5,323 of interest for this note. For the period ended December 31, 2016, the Company had an accrued balance of $3,002 interest for the notes due Mr. Rapport. The total accrued interest on this note after the consolidation of the notes is $8,326. Mr. Rapport has also extended the due date of this note to December 31, 2017, as well.

In addition to these notes Michael J. Rapport also paid for a new piece of equipment for the brewery on June 15, 2016, in the amount of $17,496. A separate 8% interest bearing note was drawn up for this amount and accrued interest for the period ended September 30, 2017, was $1,047. The accrued interest on this note as of December 31, 2016, was $763. Mr. Rapport has extended the due date of this note to December 31, 2017, as well.

On July 27, 2016, Mr. Rapport’s loaned the Company $250,000. The note is unsecured, has a term of one year and bears interest at the rate of 4% per annum. For the period ended September 30, 2017, the Company accrued $7,749 of interest for this note. As of the year ended December 31, 2016, the Company accrued $4,301 of interest on this note. Mr. Rapport has extended the due date of this note to December 31, 2017, as well.

On October 1, 2016, Mr. Rapport executed a note in the amount of $400,000 with EBC Public House. The note is unsecured, and has a one-year term and bears interest at the rate of 3% per annum. The note is an installment note to provide working capital as needed for EBC Public House. During the six months ended June 30. 2017, EBC Public House drew done the note by $281,902 bringing the total amount drawn on the note to $400,000. The accrued interest for the nine months ended September 30, 2017, is $4,669. During the year ended December 31, 2016, EBC Public House had 5 different draws against the note for a total of $118,098 and recorded $709 in accrued interest. The balance of the note as of September 30, 2017, is $400,000 and the total amount of accrued interest on the note is $5,378.

On March 2, 2017 Mr. Rapport’s loaned the Company $20,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the nine months ended September 30, 2017, the Company accrued $697 of interest for this note.

On March 6, 2017, Mr. Rapport’s loaned the Company $120,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the nine months ended September 30, 2017, the Company accrued $4,103 of interest for this note.

On April 1, 2017, Mr. Rapport executed a note in the amount of $85,000 with EBC Public House for the advance of funds to purchase a Food Truck with the EBC Public House brand on it. The note has a three-year term and will be secured by the truck and bear interest at the rate of 3% per annum. As of the nine months ended September 30, 2017, EBC Public House accrued interest on the note in the amount of $1,278.

On April 1, 2017, Mr. Rapport advance EBC Public House $1,617.34 to purchase equipment for the Food Truck. The note is unsecured, and has a one-year term and bears interest at the rate of 3% per annum. As of the nine months ended September 30, 2017, EBC Public House accrued interest on the note in the amount of $24.

On June 26, 2017, Mr. Rapport executed a note in the amount of $250,000 with EBC Public House. The note is unsecured, and has a one-year term and bears interest at the rate of 3% per annum. The note is an installment note to provide working capital as needed for EBC Public House. During the nine months ended September 30. 2017, EBC Public House drew done this note by $250,000. The accrued interest on this note for the nine months ended September 30, 2017, is $1,502.

On August 2, 2017, Mr. Rapport’s loaned the Company $25,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the nine months ended September 30, 2017, the Company accrued $242 of interest for this note.

On August 11, 2017, Mr. Rapport executed a note in the amount of $250,000 with EBC Public House. The note is unsecured, and has a one-year term and bears interest at the rate of 3% per annum. The note is an installment note to provide working capital as needed for EBC Public House. During the nine months ended September 30. 2017, EBC Public House drew done this note by $239,183. The accrued interest on this note for the nine months ended September 30, 2017, is $308.

On August 24, 2017, Mr. Rapport’s loaned the Company $40,963. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the nine months ended September 30, 2017, the Company accrued $249 of interest for this note.

On August 31, 2017, Mr. Rapport’s loaned the Company $25,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the nine months ended September 30, 2017, the Company accrued $123 of interest for this note.

On September 11, 2017, Mr. Rapport’s loaned the Company $13,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the nine months ended September 30, 2017, the Company accrued $40 of interest for this note.

Accrued Interest

As of the period ended September 30, 2017, the Company has an accrued interest balance of $42,646 for the total notes due Mr. Rapport of $1,736,450. As of the year ended December 31, 2016, the Company had an accrued interest balance of $12,450 pertaining to notes in the amount of $604,197.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

Preferred Stock - During the nine months ended September 30, 2017, the Company issued no shares of preferred stock. During the year ended December 31, 2016, the Company issued 1,000,000 shares of preferred Series A stock to Michael J. Rapport on September 29, 2016, in exchange for 100% of the outstanding shares of EBC Public House. The acquisition gives the Company its first branded restaurant and taproom under the trade name “The Public House by Evans Brewing Company” which will feature the Company’s beers and provides an inventive gastropub menu. The asset purchase and share exchange have been treated as business combination as both companies are controlled by the same management. For the year ended December 31, 2016, the Company had 1,000,000 shares of preferred shares outstanding. During the fiscal year ended December 31, 2015, the Company amended the certificate of incorporation authorizing the Company to issue 10,000,000 shares of $.0001 par value preferred stock.

Common Stock

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. During the nine months ended September, 2017, the Company issued 16,830 shares of common stock to redeem shares that were cancelled in the share exchange of December 2, 2015. These shares had been submitted for exchange at that time but were lost by the transfer agent that the Company had at point during the exchange process. The Company also issued 10,000 for professional services, bringing the total of shares outstanding to 4,784,293 on September 30, 2017. During the year ended December 31, 2016, the Company issued 287,600 shares for cash and services giving a total of 4,757,463 shares issued and outstanding.

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

The 4,033,863 shares exchanged per the agreement along with the 436,000 shares that Evans Brewing Company held brought the total outstanding to 4,469,863 as of December 31, 2015. Bayhawk had a total of 4,884,624 shares of its common stock outstanding as of December 31, 2014, and as of the closing of the Share Exchange, but 414,761 shares were not tendered in the Share Exchange, so the total shares outstanding shares of EBC common stock at December 31, 2015, was 4,469,863. During the year ended December 31, 2016, the Company added 287,600 shares for cash and services, bringing the total shares outstanding as of December 31, 2016, to 4,757,463. During the nine months ended September 30, 2017, the cancelled shares were adjusted by issuing 16,830 shares based on finding shares that had been exchanged originally but lost in the process of the exchange. The Company also issued an additional 10,000 shares for professional services bringing the total shares issued and outstanding to 4,784,293 as of September 30, 2017.

NOTE 8 - EARNINGS PER SHARE

Basic net income (loss) per share was computed using the weighted-average number of shares of common stock outstanding during the period. The following summarized the earnings per share:

	Sep 30, 2017	Sep 30, 2016
Weighted average number of shares	4,779,468	4,590,833

Net income (loss)	$(908,499)	$(698,026)

Net income (loss) per share	$(0.19)	$(0.15)

NOTE 9 - INCOME TAXES

Deferred income taxes are provided for the temporary differences between the carrying values of the Company’s assets and liabilities for financial reporting purposes and their corresponding income tax basis. The temporary differences give rise to either a deferred tax asset or liability in the consolidated financial statements, which is computed by applying current statutory tax rates to taxable and deductible temporary differences based upon the classification (i.e. current or non-current) of the asset or liability in the consolidated financial statements which relates to the particular temporary difference. Deferred taxes related to differences which are not attributable to a specific asset or liability are classified in accordance with the future period in which they are expected to reverse and be recognized for income tax purposes. The long-term deferred tax assets are fully valued as of September 30, 2017, and December 31, 2016.

As of September 30, 2017, and December 31, 2016, the components of the Company’s deferred tax assets and liabilities primarily consist of temporary differences attributable to differing methods of depreciation, insurance claim receivables, net operating losses, allowances for obsolete inventory, and reserves for bad debt.

EBC’s management used 34% to calculate the deferred tax assets and the current tax provision.  Because of the startup costs of EBC and the net operating losses earned by Bayhawk during the first few years in operation, the Company has had to pay very little federal income tax.  In 2016, the Company paid no federal income tax and received a refund in in the amount of $8,000 based on an overpayment in 2015. The Company has a prepaid tax in the amount of $2,000 on the books from the overpayment of the 2015 state taxes. The Company has not incurred a federal tax obligation as of the period ended September 30, 2017, and EBC management expects that the Company will not pay any federal income tax in 2017, due to its significant net operating losses.

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

	For the Quarter Ended September 30,
	2017	2016
Sales
Brewery and Malt liquor operations	$1,208,475	$1329,430
Evans Public Restaurant	582,327	-
Corporate	-	-
	$1,790,802	$1,329,430

Gross Profit
Brewery and Malt liquor operations	$135,965	$327,027
Evans Public Restaurant	(39,072)	-
Corporate	-	-
	$96,894	$327,027

Income (Loss) from operations
Brewery and Malt liquor operations	$(281,066)	$(427,049)
Evans Public Restaurant	(487,999)	-
Corporate	(96,611)	(260,356)
	$(865,676)	$(687,405)

Interest expense
Brewery and Malt liquor operations	$19,221	$8,431
Evans Public Restaurant	9,710	-
Corporate	10,416	7,353
	$39,347	$15,784

Other income (expense)
Brewery and Malt liquor operations	$321	$5,163
Evans Public Restaurant	-	-
Corporate	-	-
	$321	$5,163

Net income (loss)
Brewery and Malt liquor operations	$(300,463)	$(430,317)
Evans Public Restaurant	(499,309)	-
Corporate	(108,777)	(267,709)
	$(908,499)	$(698,026)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates out of three buildings in Irvine, California, and Santa Ana, California, under non-cancelable leases expiring between July 31, 2017, and January 31, 2019.

Total lease expense paid during the nine months ended September 30, 2017, and the nine months ended September 30, 2016, was $52,152 and $55,041, respectively.

Minimum future lease payments are as follows:

2017	8,472
2018	33,889
2019	2,824

Total	$45,185

With the acquisition of EBC Public House, the Company acquired another lease. The lease for the Restaurant in Fullerton is for 5 years with 5-year options. The lease began on August 1, 2015 and expires on July 31, 2020.

Total lease expense paid during the nine months ended September 30, 2017, and the nine months ended September 30, 2016, was $41,400 and $41,400, respectively.

Minimum future lease payments are as follows:

2017	13,800
2018	55,200
2019	55,200
2020	32,200

$156,400

EBC Public House is in the process of adding another restaurant in Huntington Beach and has acquired another lease as a result. The lease for the Restaurant in Huntington Beach is for 5 years with 5-year options. The lease began on January 1, 2017 and expires on December 31, 2021.

Total lease expense paid during the nine months ended September 30, 2017, and the nine months ended September 30, 2016, was $41,400 and $0, respectively.

Minimum future lease payments are as follows:

2017	13,800
2018	55,200
2019	55,200
2020	55,200
2021	55,200

$234,600

Notes payable commitment:

The Company purchased 4300 kegs that it had previously leased on a note payable with City National Bank.

Minimum future payments for keg assets note are as follows:

2017	18,800
2018	31,333

$50,133

The Company purchased a truck for the business that was financed through an auto loan with Ford Motors financing.

Minimum future payments for the auto loan are as follows:

2017	1840
2018	747

$2,587

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of Company Management the ultimate outcome of the claims and litigation, if any, will not have a material adverse effect on the Company’s financial position.

NOTE 13 - CONCENTRATIONS

Cash

The Company maintains cash balances at financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures cash balances up to $250,000 per institution. As of September 30, 2017, the Company had no bank account that exceeded the insured amount. The Company normally has no problem with uninsured balances as its deposits are separated across financial institutions.

Accounts Receivable

At September 30, 2017, three customers accounted for approximately 46%, 41%, and 11%, respectively, of the Company’s accounts receivable. At December 31, 2016, three customers accounted for approximately 44%, 28%, and 9%, respectively, of the Company’s accounts receivable.

Accounts Payable

At September 30, 2017, five vendors accounted for approximately 13%, 7%, 6%, 5% and 1%, respectively, of the Company’s accounts payable. At December 31, 2016, five vendors accounted for approximately 32%, 12%, 7%, 6%, and 3%, respectively, of the Company’s accounts payable. For the nine months ended September 30, 2017, five vendors accounted for approximately 38%, 4%, 2%, 2% and 2% of total purchases. For the year ended December 31, 2016, two vendors accounted for approximately 44% and 8% of total purchases.

Sales

At September 30, 2017, four customers accounted for approximately 29%, 16%, 5%, and 4%, respectively, of the Company’s sales. For year ended December 31, 2016, three customers accounted for approximately 34%, 25%, and 16%, respectively, of the Company’s sales.

NOTE 14 - SUBSEQUENT EVENT

Subsequent events have been evaluated through September 30, 2017, which is the date the financial statements were available to be issued.

1. Subsequent to September 30, 2017, the Company issued 115,707 shares of common stock for services.

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

Bayhawk Ales, Inc. (formerly Orange County Brewing Company) (“Bayhawk”) was formed in February 1994 for the purpose of developing and operating one or more breweries in California for the production of high quality, hand-crafted ales for sale in bottle and draft. The Company built a 17-barrel showcase brewery (the “Southern California Brewery”) in a leased building in the McCormick & Schmick’s Seafood Restaurant in Irvine, California. The Southern California Brewery, located in the central business district of Irvine near John Wayne International Airport, began brewing beer in January 1995. Irvine is south of Los Angeles and is adjacent to Newport Beach. It is a suburban city of the greater Los Angeles metropolitan area and the location of numerous businesses. At the time of the construction of the Southern California Brewery, the Los Angeles metropolitan area was the largest single market for beer in the United States. The products produced by Bayhawk were 90% private labeled.

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

EBC Public House, Inc. is also in the process of adding another restaurant in Huntington Beach, CA. This restaurant will be a little larger than the one in Fullerton and is anticipated to open sometime in November, 2017.

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

During the nine months ended September 30, 2017, EBC Public House started operating a Food Truck under the Pubic House brand. EBC Public House is also in the process of opening another restaurant in Huntington Beach with the anticipated opening being sometime in November of 2017.

Results of Operations for the nine months ended September 30, 2017 and the nine months ended September 30, 2016.

Our operating results are summarized as follows:

	Nine Months Ended Sep 30, 2017	Nine Months Ended Sep 30, 2016
Revenue	$1,790,802	$1,329,430
Cost of sales	$1,693,908	$1,002,403
Operating expenses	$962,570	$1,014,432
Other income (expenses)	$(39,523)	$(10,621)
Net loss	$(908,499)	$(698,026)

Revenues

During the quarter ended September 30, 2017, the Company had sales of $553,467 compared to $488,206, for the quarter ended September 30, 2016. The increase in sales for the current quarter compared to the quarter ended September 30, 2016, is due to the addition of the restaurant. There was no restaurant in the same quarter last year and comparing the sales excluding the restaurant there was a decrease in sales from the brewery for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016. During the nine months ended September 30, 2017, the Company had sales of $1,790,802 compared to $1,329,430, for the nine months ended September 30, 2016. Again, this increase is due to the addition of the restaurant which did not exist for the same nine-month period last year. If the restaurant sales are deducted for this same period then there was a decrease in sales of the brewery for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

Operating Expenses

The operating expenses for the quarter ended September 30, 2017, were $325,806 compared to $601,728 for the quarter ended September 30, 2016. The decrease in operating expenses for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016, is due to the fact that the 2016, expenses included a one-time charge for stock awards to officers and board members. This increase is in spite of the fact that there was no restaurant in the same quarter last year so even with increased expenses for the restaurant the expenses for the quarter ended September 30, 2017, were still higher because of the stock awards item, compared to the quarter ended September 30, 2016. The operating expenses for the nine months ended September 30, 2017, were $962,570 compared to $1,014,432 for the nine months ended September 30, 2016. The decrease in operating expenses for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, again, is due to the stock ward granted in the quarter ended September of 2016. If the stock award is taken out of the equation there would be an increase in expenses of approximately $188,000 which is made up of an increase in restaurant expenses of $331,000 and a decrease in brewery expenses of $143,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Net Loss from Operations:

The net loss from operations for the quarter ended September 30, 2017, was $333,730 compared to a net loss from operations of $427,455 for the quarter ended September 30, 2016. The decrease in the net loss from operations for current quarter compared to the same quarter last year is due to the one-time payment of a stock award in the same quarter last year offset by the additional loss in the restaurant for the current quarter compared to the same period last year. The net loss from operations for the nine months ended September 30, 2017, was $865,670 compared to a net loss from operations of $687,405 for the nine months ended September 30, 2016. The loss from the restaurant operations for the nine months ended September 30, 2017, is $487,999 compared to $128,166 for the same nine-month period ended September 30, 2016. This increase in loss of $359,833 form restaurant operations if taken out of the equation would show an increased loss last year due mostly to the stock award of $240,000.

Interest Expense:

Interest expense for the quarter ended September 30, 2017, was $18,400, compared to $6,352, for the quarter ended September 30, 2016. The amount of this interest that is associated with related party interest is $14,056 for the quarter ended September 30, 2017, and $5,443 for the quarter ended September 30, 2016. Interest expense for the nine months ended September 30, 2017, was $39,845, compared to $15,784, for the nine months ended September 30, 2016. The amount of this interest that is associated with related party interest is $30,198 for the nine months ended September 30, 2017, and $9,544 for the nine months ended September 30, 2016.

Net Loss:

Net loss before taxes for the quarter ended September 30, 2017, was $352,130, compared to a loss of $429,665 for the quarter ended September 30, 2016. The decrease in loss for current quarter compared to the same quarter last year is due to a one-time payment of a stock award for the quarter ended September 30, 2016, offset by a loss in the restaurant for the current quarter compared to the same quarter last year. Net loss before taxes for the nine months ended September 30, 2017, was $905,199 compared to a net loss before income tax of $698,026 for the nine months ended September 30, 2016. The increase in the loss for the nine months ended September 30, 2017, of $207,173 is made up of an increase in the restaurant operations of $372,543 this year compared to last year for the same period offset by a net difference of $165,370 loss last year mainly for the one-time stock awards.

Taxes:

Taxes for the quarter ended September 30, 2017, are $0 compared to taxes of $1,508 for the quarter ended September 30, 2016. Taxes for quarter ended September 30, 2016, are State taxes paid to the State of California. Taxes for the nine months ended September 30, 2017, are $3,300 compared to taxes of $0 for the nine months ended September 30, 2016. Taxes for the nine months ended September 30, 2017, are State taxes paid to the State of California

Net Loss after taxes:

Net loss after taxes for the quarter ended September 30, 2017, are $352,130 compared to a loss of $431,173 for the quarter ended September 30, 2016. Net loss after taxes for the nine months ended September 30, 2017, are $908,499 compared to a loss of $698,026 for nine months ended September 30, 2016.

Liquidity and Capital Resources

Working Capital

	Sep 30, 2017	Dec 31, 2016
Current Assets	$790,933	$572,250
Current Liabilities	$2,381,402	$1,039,216
Working Capital (Deficit)	$(1,590,469)	$(466,966)

Cash Flows

	For the nine months ended Sep 30, 2017	For the nine months ended Sep 30, 2016
Cash used (in) by Operating Activities	$(1,204,005)	$(607,635)
Cash provided in Investing Activities	$(249,834)	$(832,205)
Cash provided in Financing Activities	$1,132,253	$1,227,666
Increase (Decrease) in Cash	$(117,997)	$(212,174)

Cash Used In Operating Activities

Our net loss for the period ended September 30, 2017, of $908,499 along with the increase in receivables of $369,746 and increase in payables of $51,787 offset by depreciation of $128,023 was the main contributing factor for our negative operating activities.

Cash from Financing Activities

During the quarter ended September 30, 2017, cash provided by financing activities was $1,335,842 compared to cash provided by financing activities of $1,227,666 for the quarter ended September 30, 2016. During the nine months ended September 30, 2017, the Company received cash of $1,132,253 from related party notes, $248,041 from a line of credit along with bank overdrafts of $15,451 and paid back notes payable in the amount of $59,603. During the nine months ended September 30, 2016, the Company received cash of $278,099 from related party notes, $1,008,242 from additional shareholder contributions and paid back $58,675 in notes payable.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The accompanying annual financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2017, the Company has an accumulated deficit of $3,470,536. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties

Impact of Inflation

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

Share-Based Compensation Expense.  The Company plans to calculate share-based compensation expense for option awards and warrant issuances (“Share-based Awards”) based on the estimated grant/issue-date fair value using the Black-Scholes-Merton option pricing model (“Black-Sholes Model”), and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures.   The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards.  Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty.  In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

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

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended December 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

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

The 4,033,863 shares exchanged per the agreement along with the 436,000 shares that Evans Brewing Company held brings the total outstanding to 4,469,863. Bayhawk had a total of 4,884,624 shares of its common stock outstanding as of December 31, 2014, and as of the closing of the Share Exchange, but 414,761 shares were not tendered in the Share Exchange, so the total shares outstanding shares of EBC common stock at December 31, 2015, was 4,469,863. During the year ended December 31, 2016, the Company added 287,600 shares for cash and services, bringing the total shares outstanding as of December 31, 2016, to 4,757,463. During the nine months ended September 30, 2017, the cancelled shares were adjusted by issuing 16,830 shares based on finding shares that had been exchanged originally but lost in the process of the exchange by the transfer agent. The total shares issued and outstanding as of September 30, 2017, are 4,784,293.

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

EVANS BREWING COMPANY INC.

Dated: November14, 2017	By:	/s/ Michael J. Rapport
	Name:	Michael J. Rapport
	Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

	By:	/s/ Kenneth C. Wiedrich
	Name:	Kenneth C. Wiedrich
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Rapport	Chief Executive Officer, Chairman of the Board	November 14, 2017
Michael J. Rapport

/s/ Evan Rapport	Vice President	November 14, 2017
Evan Rapport

/s/ Mark Lamb	Director	November 14, 2017
Mark Lamb

/s/ Roy Roberson	Director	November 14, 2017
Roy Roberson

/s/ Joseph Ryan	Director	November 14, 2017
Joseph Ryan

/s/ Dr. David Thomas	Director	November 14, 2017
Dr. David Thomas