Form 10-Q/A
period 2017-09-30
Evans Brewing Co Inc.
filed 2018-01-10
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

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

The number of shares of the Registrant’s common stock outstanding as of December 26, 2017, was 4,900,000

Note: The quarterly report is being amended for the following Purposes:

1.	To correct payroll expense that was recorded incorrectly in the previously reported quarterly report.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVANS BREWING COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	Sep 30,	Dec 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$117,997
Accounts receivable	162,962	191,368
Misc receivable	400,000	1,848
Inventory	154,668	240,170
Deposits- short term	47,203	10,300
Prepaid expense	26,100	10,567
Total Current Assets	790,933	572,250
Fixed Assets
Equipment net of depreciation	1,350,952	1,229,141
Total Fixed Assets	1,350,952	1,229,141
Other Assets
Liquor License	134,368	50,000
Deposits	67,500	72,100
Deferred tax assets	11,668	11,668
Total Other Assets	213,536	133,768
Total Assets	$2,355,421	$1,935,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Bank overdraft	15,451	-
Accounts payable	99,151	150,225
Accrued interest	42,646	12,450
Accrued salary	17,806	34,873
Deferred revenue- gift cards	7,045	3,295
Payable- credit cards	849	3,739
Refundable deposits	92,658	107,567
Auto loan- current portion	3,260	4,672
Notes payable- current portion	50,132	75,198
Notes payable- line of credit	291,041	43,000
Notes payable to related party	1,736,450	604,197
Total Current Liabilities	2,356,489	1,039,216

Long Term Liabilities
Auto loan- long term portion	-	2,092
Notes payable – long term portion	-	31,333
Deferred tax liability	11,668	11,668
Total Liabilities	2,368,157	1,084,309

Stockholders’ Equity
Preferred Stock, authorized 10,000,000 shares, series A, $0.0001 par value, 1,000,000 issued and outstanding as of September 30, 2017 and 1,000,000 issued and outstanding as of December 31, 2016 respectively	100	100
Common Stock, authorized 100,000,000 shares, $0.0001 par value, 4,784,293 issued and outstanding as of September 30, 2017, and 4,757,463 shares issued and outstanding as of December 31, 2016, respectively	479	476
Additional Paid in Capital	3,432,308	3,412,311
Accumulated Deficit	(3,445,623)	(2,562,037)
Total Stockholders’ Equity	(12,736)	850,850
Total Liabilities and Stockholders’ Equity	$2,355,421	$1,935,159

The accompanying notes are an integral part of these financial statements.

EVANS BREWING COMPANY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended Sep 30, 2017	For the Three Months Ended Sep 30, 2016	For the Nine Months Ended Sep 30, 2017	For the Nine Months Ended Sep 30, 2016

NET REVENUES	$553,467	$488,206	$1,790,802	$1,329,430
COST OF REVENUES	544,540	313,933	1,677,057	1,002,403
GROSS PROFIT	8,927	174,273	113,745	327,027

COSTS AND EXPENSES
Professional services	55,268	88,861	202,028	251,755
Administrative salaries	83,523	100,989	220,297	163,111
Selling expense	77,198	112,570	238,765	237,626
General and administrative expense	101,754	299,308	293,416	361,940
Total Operating Expenses	317,743	601,728	954,506	1,014,432

(Loss) from continuing operations	(308,816)	(427,455)	(840,761)	(687,405)

Other Income (Expense)
Other income	-	4,142	321	5,163
Interest expense	(18,400)	(6,352)	(39,845)	(15,784)
Total other income (expenses)	(18,400)	(2,210)	(39,524)	(10,621)

Net (loss) before income taxes	(327,216)	(429,665)	(880,285)	(698,026)

Income taxes	-	1,508	3,300	-
Net (Loss)	$(327,216)	$(431,173)	$(883,585)	$(698,026)
Earnings (loss) per share;
Basic	$(0.07)	$(0.09)	$(0.18)	$(0.15)
Weighted average number of shares outstanding	4,784,293	4,728,170	4,779,468	4,590,833

The accompanying notes are an integral part of these consolidated financial statements.

EVANS BREWING COMPANY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	Sep 30,	Sep 30,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(883,585)	$(699,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	19,997	240,580
Depreciation and amortization	128,023	50,708
Liquor license	(84,368)	(50,000)
EBC Public House acquisition- prior year retained earnings	-	(79,578)
Preferred shares issued for EBC Public House	-	100
Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expense	(15,533)	(5,659)
(Increase) Decrease in prepaid deposits	(32,303)	52,600
(Increase) Decrease in inventory	85,502	(117,155)
(Increase) Decrease in accounts receivable	(369,746)	(35,184)
Increase (decrease) in refundable deposits	(14,909)	(4,828)
Increase (decrease) in accounts payable	(51,071)	21,056
Increase (decrease) in accrued expenses	13,990	19,259
Net Cash Used by Operating Activities	(1,204,004)	(607,635)

Cash Flows from Investing Activities:
Purchase of fixed assets	(249,834)	(832,205)
Net Cash used in Investing Activities	(249,834)	(832,205)

Cash Flows from Financing Activities:
Ban overdrafts	15,451	-
Proceeds from line of credit	248,041	-
Additional contributions from shareholders	-	1,008,242
Proceeds from Notes payable- related party	1,132,253	278,099
Payment on notes payable	(59,903)	(58,675)
Net Cash Provided by Financing Activities	1,335,842	1,227,666

Net Increase (Decrease) in Cash	(117,997)	(212,174)
Cash at Beginning of Period	117,997	325,392
Cash at End of Period	$-	$113,218

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Taxes	$3,300	$
Interest expense	4,761	8,435

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

On April 1, 2017, Mr. Rapport advance EBC Public House $1,617 to purchase equipment for the Food Truck. The note is unsecured, and has a one-year term and bears interest at the rate of 3% per annum. As of the nine months ended September 30, 2017, EBC Public House accrued interest on the note in the amount of $24.

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

On August 11, 2017, Mr. Rapport executed a note in the amount of $300,000 with EBC Public House. The note is unsecured, and has a one-year term and bears interest at the rate of 3% per annum. The note is an installment note to provide working capital as needed for EBC Public House. During the nine months ended September 30. 2017, EBC Public House drew done this note by $239,183. The accrued interest on this note for the nine months ended September 30, 2017, is $308.

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

	For the Quarter Ended September 30,
	2017	2016
Sales
Brewery and Malt liquor operations	$1,208,475	$1329,430
Evans Public Restaurant	582,327	-
Corporate	-	-
	$1,790,802	$1,329,430

Gross Profit
Brewery and Malt liquor operations	$135,158	$327,027
Evans Public Restaurant	(21,414)	-
Corporate	-	-
	$113,745	$327,027

Income (Loss) from operations
Brewery and Malt liquor operations	$(281,782)	$(427,049)
Evans Public Restaurant	(462,370)	-
Corporate	(96,611)	(260,356)
	$(840,762)	$(687,405)

Interest expense
Brewery and Malt liquor operations	$19,719	$8,431
Evans Public Restaurant	9,710	-
Corporate	10,416	7,353
	$39,845	$15,784

Other income (expense)
Brewery and Malt liquor operations	$321	$5,163
Evans Public Restaurant	-	-
Corporate	-	-
	$321	$5,163

Net income (loss)
Brewery and Malt liquor operations	$(301,179)	$(430,317)
Evans Public Restaurant	(473,679)	-
Corporate	(108,727)	(267,709)
	$(883,585)	$(698,026)

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

NOTE 14 – RESTATEMENT

The financial statements for the quarter ended September 30, 2017, have been restated to correct payroll expense. The payroll accrual was reduced, and other income was adjusted. Payroll expense was reduced by adjusting the payroll accrual by $25,629 and payroll expense was increased by 11,075 by moving a prior year payroll adjustment to other income and taking the credit out of payroll.

EVANS BREWING COMPANY, INC.

RESTATED CONSOLIDATED BALANCE SHEETS

September 30, 2017

	Previously
	Reported	Adjustments	As Restated
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$-	$-
Accounts receivable	162,962	-	162,962
Misc receivable	400,000	-	400,000
Inventory	154,668	-	154,668
Deposits- short term	47,203	-	47,203
Prepaid expense	26,100	-	26,100
Total Current Assets	790,933	-	790,933
Fixed Assets
Equipment net of depreciation	1,350,952	-	1,350,952
Total Fixed Assets	1,350,952	-	1,350,952
Other Assets
Liquor License	134,368	-	134.568
Deposits	67,500	-	67.500
Deferred tax assets	11,668	-	11.668
Total Other Assets	213,536	-	213.536
Total Assets	$2,355,421	$-	2.355.421
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Bank overdraft	15,451	-	15,451
Accounts payable	98,435	716	99,151
Accrued interest	42,646	-	42,646
Accrued salary	43,435	(25,629)	17,806
Deferred revenue- gift cards	7,045	-	7,045
Payable- credit cards	849	-	849
Refundable deposits	92,658	-	92,658
Auto loan- current portion	3,260	-	3,260
Notes payable- current portion	50,132	-	50,132
Notes payable- line of credit	291,041	-	291,041
Notes payable to related party	1,736,450	-	1,736,450
Total Current Liabilities	2,381,402	(24,913)	2,356,489

Long Term Liabilities
Auto loan- long term portion	-	-	-
Notes payable – long term portion	-	-	-
Deferred tax liability	11,668	-	11,668
Total Liabilities	2,393,070	(24,913)	2,368,157

Stockholders’ Equity
Preferred Stock, authorized 10,000,000 shares, series A, $0.0001 par value, 1,000,000 issued and outstanding as of September 30, 2017 and 1,000,000 issued and outstanding as of December 31, 2016 respectively	100	-	100
Common Stock, authorized 100,000,000 shares, $0.0001 par value, 4,784,293 issued and outstanding as of September 30, 2017, and 4,757,463 shares issued and outstanding as of December 31, 2016, respectively	479	-	479
Additional Paid in Capital	3,432,308	-	3,432,308
Accumulated Deficit	(3,470,538)	24,913	(3,445,623)
Total Stockholders’ Equity	(37,649)	24,913	(12,736)
Total Liabilities and Stockholders’ Equity	$2,355,421	$-	2,355,421

EVANS BREWING COMPANY, INC.

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

September 30, 2017

	Previously Reported	Adjustments	As Restated

NET REVENUES	$1,790,802	$-	$1,790,802
COST OF REVENUES	1,693,908	(68,851)	1,677,057
GROSS PROFIT	96,894	16,851	113,745

COSTS AND EXPENSES
Professional services	202,028	-	202,028
Administrative salaries	228,244	(7,947)	220,297
Selling expense	238,909	(144)	238,765
General and administrative expense	293,389	27	293,416
Total Operating Expenses	962,570	(8,064)	954,506

(Loss) from continuing operations	(865,676)	24,914	(840,762)

Other Income (Expense)
Other income	321	-	321
Interest expense	(39,845)	-	(39,845)
Total other income (expenses)	(39,523)	-	(39,523)

Net (loss) before income taxes	(905,199)	24,914	(880,285)

Income taxes	3,300	-	3,300
Net (Loss)	$(908,499)	$24,914	$(883,585)
Earnings (loss) per share;
Basic	$(0.19)	$-	$8)
Weighted average number of shares outstanding	4,779,468	-	4,779,468

EVANS BREWING COMPANY, INC

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

September 30, 2017

	Previously
	Reported	Adjustments
Cash Flows from Operating Activities:
Net Loss	$(908,499)	$24,914	$(883,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	19,997	-	19,997
Depreciation and amortization	128,023	-	128,023
Liquor license	(84,368)	-	(84,368)
EBC Public House acquisition- prior year retained earnings	-	-	-
Preferred shares issued for EBC Public House	-	-	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expense	(15,533)	-	(15,533)
(Increase) Decrease in prepaid deposits	(32,303)	-	(32,303)
(Increase) Decrease in inventory	85,502	-	85,502
(Increase) Decrease in accounts receivable	(369,746)	-	(369,746)
Increase (decrease) in refundable deposits	(14,909)	-	(14,909)
Increase (decrease) in accounts payable	(51,787)	716	(51,071)
Increase (decrease) in accrued expenses	39,618	(25,630)	13,988
Net Cash Used by Operating Activities	(1,204,005)	-	(1,204,005)

Cash Flows from Investing Activities:
Purchase of fixed assets	(249,834)	-	(249,834)
Net Cash used in Investing Activities	(249,834)	-	(249,834

Cash Flows from Financing Activities:
Ban overdrafts	15,451	-	15,451
Proceeds from line of credit	248,041	-	248,041
Additional contributions from shareholders	-	-	-
Proceeds from Notes payable- related party	1,132,253	-	1,132,253
Payment on notes payable	(59,903)	-	(59,903)
Net Cash Provided by Financing Activities	1,335,842	-	1,335,842

Net Increase (Decrease) in Cash	(117,997)	-	(117,997)
Cash at Beginning of Period	117,997	-	117,997
Cash at End of Period	$-	$-	-

NOTE 15 - SUBSEQUENT EVENT

Subsequent events have been evaluated through December 26, 2017, which is the date the financial statements were available to be issued.

1.	Subsequent to September 30, 2017, the Company issued 115,707 shares of common stock for services.

2.	Subsequent to September 30, 2017, the Company entered into a material definitive agreement with I-OPN Communications, Ltd, wherein, based on the Agreement and Plan of Merger and Reorganization, I-On Communications Ltd will become the successor Company for accounting and reporting purposes. Subsequent to the closing of the merger Michael Rapport will take control of the Evans Brewing Companies in exchange for the assumption of all outstanding liabilities of the Company and the cancellation of the debt owed by the Company to Mr. Rapport.

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

Results of Operations for the nine months ended September 30, 2017 and the nine months ended September 30, 2016.

Our operating results are summarized as follows:

	Nine Months Ended Sep 30, 2017	Nine Months Ended Sep 30, 2016
Revenue	$1,790,802	$1,329,430
Cost of sales	$1,677,057	$1,002,403
Operating expenses	$954,507	$1,014,432
Other income (expenses)	$(39,523)	$(10,621)
Net loss	$(883,585)	$(698,026)

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

Operating Expenses

The operating expenses for the quarter ended September 30, 2017, were $317,743 compared to $601,728 for the quarter ended September 30, 2016. The decrease in operating expenses for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016, is due to the fact that the 2016, expenses included a one-time charge for stock awards to officers and board members. This increase is in spite of the fact that there was no restaurant in the same quarter last year so even with increased expenses for the restaurant the expenses for the quarter ended September 30, 2017, were still higher because of the stock awards item, compared to the quarter ended September 30, 2016. The operating expenses for the nine months ended September 30, 2017, were $954,507 compared to $1,014,432 for the nine months ended September 30, 2016. The decrease in operating expenses for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, again, is due to the stock ward granted in the quarter ended September of 2016. If the stock award is taken out of the equation there would be an increase in expenses of approximately $163,000 which is made up of an increase in restaurant expenses of $compared to the nine months ended September 30, 2016.

Net Loss from Operations:

The net loss from operations for the quarter ended September 30, 2017, was $308,816 compared to a net loss from operations of $427,455 for the quarter ended September 30, 2016. The decrease in the net loss from operations for current quarter compared to the same quarter last year is due to the one-time payment of a stock award in the same quarter last year offset by the additional loss in the restaurant for the current quarter compared to the same period last year. The net loss from operations for the nine months ended September 30, 2017, was $840,762 compared to a net loss from operations of $687,405 for the nine months ended September 30, 2016. The loss from the restaurant operations for the nine months ended September 30, 2017, is $473,679 compared to $128,166 for the same nine-month period ended September 30, 2016. This increase in loss of $334,204 form restaurant operations, if taken out of the equation, would still show an increased loss compared to last year which is due mostly to the stock award of $240,000.

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

Net Loss:

Net loss before taxes for the quarter ended September 30, 2017, was $327,216, compared to a loss of $429,665 for the quarter ended September 30, 2016. The decrease in loss for current quarter compared to the same quarter last year is due to a one-time payment of a stock award for the quarter ended September 30, 2016, offset by a loss in the restaurant for the current quarter compared to the same quarter last year. Net loss before taxes for the nine months ended September 30, 2017, was $880,285 compared to a net loss before income tax of $698,026 for the nine months ended September 30, 2016. The increase in the loss before taxes for the nine months ended September 30, 2017, of $182,259 is due mainly to losses in the restaurant operations.

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

Net loss after taxes for the quarter ended September 30, 2017, are $327,216 compared to a loss of $431,173 for the quarter ended September 30, 2016. Net loss after taxes for the nine months ended September 30, 2017, are $883,585 compared to a loss of $698,026 for nine months ended September 30, 2016.

Liquidity and Capital Resources

Working Capital

	Sep 30, 2017	Dec 31, 2016
Current Assets	$790,933	$572,250
Current Liabilities	$2,356,489	$1,039,216
Working Capital (Deficit)	$(1,565,556)	$(466,966)

Cash Flows

	For the nine months ended Sep 30, 2017	For the nine months ended Sep 30, 2016
Cash used (in) by Operating Activities	$(1,204,005)	$(607,635)
Cash provided in Investing Activities	$(249,834)	$(832,205)
Cash provided in Financing Activities	$1,335,842	$1,227,666
Increase (Decrease) in Cash	$(117,997)	$(212,174)

Cash Used In Operating Activities

Our net loss for the period ended September 30, 2017, of $883,585 along with the increase in receivables of $369,746 and increase in payables of $51,071 offset by depreciation of $128,023 was the main contributing factor for our negative operating activities.

Cash from Financing Activities

During the quarter ended September 30, 2017, cash provided by financing activities was $1,335,842 compared to cash provided by financing activities of $1,227,666 for the quarter ended September 30, 2016. During the nine months ended September 30, 2017, the Company received cash of $1,132,253 from related party notes, $248,041 from a line of credit along with bank overdrafts of $15,451 and paid back notes payable in the amount of $59,903. During the nine months ended September 30, 2016, the Company received cash of $278,099 from related party notes, $1,008,242 from additional shareholder contributions and paid back $58,675 in notes payable.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The accompanying annual financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2017, the Company has an accumulated deficit of $3,445,623. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties

Impact of Inflation

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

EVANS BREWING COMPANY INC.

Dated: January 5, 2018	By:	/s/ Michael J. Rapport
	Name:	Michael J. Rapport
	Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

	By:	/s/ Kenneth C. Wiedrich
	Name:	Kenneth C. Wiedrich
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Rapport	Chief Executive Officer, Chairman of the Board	January 5, 2018
Michael J. Rapport

/s/ Evan Rapport	Vice President	January 5, 2018
Evan Rapport

