Form 10-K
period 2017-12-31
I-ON Communications Corp.
filed 2018-06-08
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-549995

I-ON COMMUNICATIONS CORP.

(Exact name of registrant as specified in its charter)
(formerly known as Evans Brewing Company Inc.)

Delaware	46-3031328
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15, Tehran-ro 10-gil, Gangam-gu, Seoul, Korea	06234
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.001 per share	OTC Markets LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.15 million based on the closing sales price of $2.05 on the OTC Markets. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of June 8, 2018, there were approximately 34,930,339 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “intends”, “plans”, “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should,” “designed to,” “designed for,” or other variations or similar words or language. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Organization and Corporate History

I-ON Communications, Corp. (formerly known as Evans Brewing Company, Inc.) was incorporated under the laws of the State of Delaware on June 18, 2013 as ALPINE 3 Inc. Alpine 3 Inc. was set up to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. ALPINE 3 did not undertake any effort to cause a market to develop in its securities, either debt or equity, before it successfully concluded a business combination. On April 4, 2014, The Michael J. Rapport Trust (the “Trust”) purchased 10,000,000 shares of common stock which was all of the outstanding shares of Alpine 3, Inc., and subsequently changed the name to Evans Brewing Company Inc. (“EBC”) on May 29, 2014. On October 9, 2014 the Trust agreed to the cancellation of 9,600,000 of the shares of common stock that it had acquired and retained 400,000 shares of common stock.

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

On January 25, 2018, Evans Brewing Company, Inc. consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with I-ON Communications Co., Ltd., a company organized under the laws of the Republic of Korea (South Korea) (“I-ON”) and I-ON Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition”). Pursuant to the terms of the Merger Agreement, Acquisition merged with and into I-ON in a statutory reverse triangular merger (the “Merger”) with I-ON surviving as a wholly-owned subsidiary of the Registrant.  As consideration for the Merger, the Registrant agreed to issue the shareholders of I-ON (the “I-ON Holders”) an aggregate of 26,000,000 shares of our common stock, par value $0.001 per share (the “Common Stock”) in accordance with their pro rata ownership of I-ON capital stock.  Following the Merger, the Registrant adopted the business plan of I-ON in information technology consultancy and software development.  On December 14, 2017, in connection with the Merger, the Registrant’s Board of Directors approved an amendment to its Certificate of Incorporation (the “Amendment”) to change its name to I-ON Communications Corp.

At the effective time of the Merger, our board of directors and officers were reconstituted by the appointment of Jae Cheol James Oh as Chairman, Chief Executive Officer, and Chief Financial Officer, Hong Rae Kim as Executive Director and Jae Ho Cho as Director.  Michael Rapport resigned as President, Chief Executive Officer, and Chairman in connection with the Transaction and Evan Rapport resigned as Vice President and Director, Kenneth Wiedrich resigned as Chief Financial Officer and Director and Kyle Leingang resigned as Secretary. Roy Robertson, Mark Lamb, Joe Ryan, and Kevin Hammons resigned as members of the Board of Directors and their respective committees.

ITEM I: BUSINESS

Evans Brewing Company

As of the period covered by this report, I-ON Communications Corp., formerly known as Evans Brewing Company Inc. (“EBC”) was a craft brewery based on Orange County, California that produces and sells premium craft beers, including a variety of ales and lagers. EBC’s beers are currently produced in its 17-barrel brewery in Irvine, California, the oldest continuously operating brewing facility in Orange County and one of the oldest in all of Southern California. This facility has been producing craft beers since January 1995. The brewery is located in a leased building in the McCormick & Schmick’s Seafood Restaurant.

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

I-ON Communications

Following the Merger, as described more fully herein, the Company adopted the business plan of I-ON. I-ON was founded by Jae Cheol James Oh, who currently serves as CEO. The Company’s roots are in IT consultancy and software development. I-ON services South Korea’s Enterprise Content Management system’s market and specializes in advancing market-leading internet software applications to capitalize on rapidly growing market sectors.

After being awarded its first of 6 patents in 2003, I-ON has since evolved into an industry-leading and recognized software developer and provider of enterprise-class unstructured data management and digital marketing software and solutions. I-ON services over 1,000 blue-chip and middle-market clients across virtually all verticals in both private and public sectors.  The Company has meaningfully expanded its reach over the past decade and now currently licenses and sells its products and services directly to clients in South Korea and Japan, as well as in Singapore, Malaysia, Indonesia, Thailand, Vietnam, and the U.S. through value-added resellers and partnerships.

I-ON’s portfolio of software and solutions serves the digital marketing and technology needs of organizations, enabling clients to create, measure, and optimizes digital experiences for their audiences across marketing channels and devices.  We believe these solutions help clients reduce the cost of content management and delivery and increase the return on their investments in digital communication.

I-ON currently holds 6 international patents for both products and methodologies (with 3 more pending) built into the 11 product offerings the Company currently has at market.  These encompass enterprise web content management systems (CMS), web experience and service delivery software, digital marketing, smart mobility and analytics tools, and, more recently, energy management solutions and sports and IT convergence services.  The Company has designed and developed industry-leading technologies that are compliant with global standards including GS (Good Software) and NET (New Excellent Technology).  I-ON also holds numerous domestic and global industry awards, earning high rankings and recognition from the likes of Gartner (Magic Quadrant 2014) and Red Herring (2014 Asia Top 100 Winner), among many others.

In addition to South Korea, Japan has particularly helped fuel I-ON’s growth over the past 10 years owing to the success of an exclusive licensing deal with Ashisuto, a large Japan-based technology services firm that employs approximately 800 technical, engineering and marketing staff across 9 office locations.  Ashisuto, which has provided technology services to Japan’s enterprises and government entities since 1973, currently white labels and sells I-ON’s core CMS offering ICS6 to over 610 clients as NOREN 6.

As a result of global enterprise digital marketing and I-ON’s 18-year track record in South Korea, Japan and now, Southeast Asia, the Company’s objective is to continue to gain market share in these markets. I-ON will continue to closely engage and consult with existing and prospective clients as their subject matter expert across multiple touchpoints in the digital marketing and technology ecosystem, helping Chief Marketing Officers (CMO) and Chief Information Officers (CIO) drive critical change and growth for their organizations.

I-ON has invested and continues to spend over 15% of total annual revenue on research and development.  The Company has grown its total number of employees to approximately 150 as of June 30, 2017, 90% of whom are considered full-time.  Research and development is comprised of roughly 100 junior, mid to senior level engineers and developers, most of whom are based at the Company’ headquarters located at 15 Teheran-ro 10-gil, Gangnam-gu, Seoul, South Korea, 06234.

PRODUCTS AND SERVICES

I-ON’s product line is comprised of:

Enterprise Web Content Management :	Service Delivery Platform (PaaS):

I-ON Content Server - ICS Gen 6 & 7	I-ON Content Application Framework Engine - ICAFE
I-ON Deploy Server - IDS	- broadcasting CSDP
I-ON Digital Asset Management System - IDAS	- mobile content
I-ON Web Analytics Server	- digital content SDP
I-ON Content Ecosystem - ICE

Software as a Service (SaaS) :	Energy Management Solutions :

Distributed Repository Service - GAIA	Load Aggregator’s Management System - LAMS
iDrive - E-Document Management System	- Demand Resource Management
e.Form - mobile contract platform	- Advanced Metering Infrastructure
Assist9 - mobile ERPdashboard
TAMM - pro-sports marketing & analytics

Sports & IT Convergence Service
VoiceBall – Amateur League Umpire & Data Service

Following is a summary description of I-ON’s products:

ICS6 (I-ON Content Server) – ICS6 is I-ON’s generation 6 web content management system that helps reduce burdens of complex website management by organizing vast amounts of ever-increasing digital content and big data into physical directory and logical site structure.  ICS6 is one of South Korea’s first-to-market cloud-based CMS platforms and a market share leader in both Korea & Japan.

IDS (I-ON Deploy Server) – IDS, in conjunction with ICS6, securely, conveniently and automatically deploys files and content between servers when distribution inefficiencies and services issues arise.

IDAS (I-ON Digital Asset Management System) – IDAS, in conjunction with ICS6, ensures a virtuous cycle of an organization’s digital assets through an integrated framework that collects, manages, deploys and distributes content. It also provides ample storage and categorization functionalities necessary to address high multi-media content demand including high-resolution video. The software supports digital archiving, scalability and changes in physical environment.

e.Form – e.Form is a one-stop mobile contract solution for smartphones and tablets that digitizes and expedites document creation and execution processes for organizations.  The platform supports over 200 application programming interfaces (APIs).

iDrive – iDrive is a SaaS-based EDMS (e-document management system) which centralizes all categories of e-documents within an organization, iDrive is geared for streamlining and managing the e-document lifecycle from creation, approval, archiving to destruction.

iCAFE (I-ON Content Application Framework Engine) – iCAFE is a content delivery platform optimized for N-Screen environments, offering a robust wire-wireless service delivery platform for broadcasting, imaging & mobile content

GAIA – GAIA is a back-end unstructured data repository platform that manages a cloud-based ecosystem that enterprises or individuals can use to build and share mobile applications.

LAMS (Load Aggregator’s Management System) - LAMS is one of South Korea’s first Open ADR 2.0-based demand response management solutions designed to manage and reduce electricity consumption and peak demand through demand response program participation.

ICE (I-ON Content Ecosystem) - ICE is a platform that manages the digital content management lifecycle beginning from creation, registration, distribution, deletion, billing to analytics. ICE is geared for SOs seeking ways to enhance business to business to consumer (B2B2C) value.

TAMM (Ticket Admission Marketing Management) - TAMM is a mobile B2B2C platform that integrates and manages the professional sports event experience from marketing and promotion and ticket purchases and reservations to the delivery of a mobile analytics dashboard for followers.  Event organizers/sponsors have included, among others, the LPGA Hana Bank Championship and SK Telecom Open.  I-ON acquired the core TAMM developers and intellectual property from South Korea-based MoceanPeople in March 2016.

Assist9 – Assist9 is a mobile all-in-one work flow process and data management dashboard geared towards small and medium-sized businesses and startups. Core functions revolve around ERP, PMS, SFA, HR, and e-approval – with up to fifteen others- and are designed to improve operational efficiencies and provide CEOs with greater analytical insight into their businesses.

ADDRESSABLE MARKETS

South Korea, Japan and Southeast Asia

Econsultancy and Adobe reported in recent studies that less than 15% of CMO respondents identified as working for digital-first organizations, despite a study by Forrester Research that indicated 51% of B2B enterprises were ratcheting up digital marketing initiatives in 2017 and 2018.  A key driver of I-ON’s ability to tap further into existing and future addressable markets, the Company believes, will depend on how quickly mid to large enterprises can adopt a digital-first mindset through continued client engagement.

According to many industry researchers, such as Forrester and Gartner, the combined enterprise digital marketing and CMS sector in South Korea and Japan is expected to generate a high single digit compounded annual growth rate to over $800 million by 2020.

Given its market share-leading in both South Korea and Japan, I-ON remains uniquely positioned to serve as a localized partner and to address the evolving marketing needs of mid to large enterprises.  CMOs continue to seek new and innovative ways to analyze, improve return on investment (ROI) and justify the value of increased digital marketing spending.

According to numerous industry sources, including Forbes, South Korea has emerged as one of Asia’s fastest growing technology startup hubs, attracting increasing investment from domestic funds and foreign investment.

Today, South Korea remains the eleventh largest economy in the world and, with 51 million people, the twenty-eighth largest population in the world, while boasting the world’s highest broadband penetration at 97%.  South Korea was recently highlighted in Bloomberg’s list of most innovative countries, owing to the country’s research and development intensity, as well as productivity and educational standards.  Home to Samsung, Hyundai and over 10 other Fortune 500 companies, South Korea, for the past several decades, has also been on a path pivoting from big industry and manufacturing to transformative technology, thanks to government and private/public partnership initiatives.  Favorable policy initiatives have recently led to larger budget allocation towards science and technology, matching funds with international investors, establishing international entrepreneurship programs at universities, opening up many of the country’s research institutes, and providing safety nets for technologists and scientists that take capital risk.

Similarly, Japan remains the third largest economy and second largest developed economy in the world, the third largest automobile manufacturing, and the largest electronics goods industry in the world.  Despite being home to over 50 Fortune 500 companies, and facing growing competition from China and South Korea, manufacturing and investment in Japan have also pivoted toward software development, high-technology, and precision goods sectors, such as robotics and optical instruments.

Asia-Pacific and Global

Across not only South Korea and Japan, but the entire Asia-Pacific region, businesses and consumers today increasingly demand personalized content and experiences in their online interactions, across multiple digital channels and devices.  This is accelerating growth in the CMS and digital marketing arenas as well demand from marketers seeking solutions that optimize customers’ experiences, demonstrate the success of their programs with objective metrics, and deliver the greatest return on their marketing spend.

According to Gartner, the enterprise CMS market across the Asia-Pacific region, which includes China, South Korea, Hong Kong, Japan, Indonesia, Malaysia, Singapore and Vietnam – exceeded $700 million in 2016, up significantly from $500 million in 2014 and is projected to exceed $900 million by 2019, reflecting a compounded annual growth rate of at least 12%.  Malaysia, Indonesia and Singapore collectively generated $180 million in enterprise CMS revenue last year and Gartner projects a 16% annual growth rate into 2020.

In North America, aggregate digital marketing spend, which includes CMS for both products and professional services by both mid and large-sized enterprises, exceeded $135 billion in 2016 from approximately $95 billion in 2014, and according to forecasts from both IDC and Statista, is projected to grow 18% annually to over $225 billion by 2019.

Globally, sources such as the CMO Council and Gartner estimate the current web and mobile digital marketing industry size at $450 billion, while forecasting a high single digit 5 year compounded annual growth rate to over $600 billion by 2019.

Between North America, Western Europe and developed economies within the Asia-Pac, the CMO Council currently foresees enterprise CMS implementation, content creation and optimization as representing over 50% of digital marketing spend, while mobile advertising, search engine and social media advertising contribute about 20%, 15% and 15%, respectively.

MARKETING AND GROWTH STRATEGY

Push Defining Value Proposition

I-ON believes it remains uniquely positioned to address the evolving marketing needs of medium to large enterprises.

Given the growth across the global enterprise digital marketing spectrum and I-ON’s 18-year track record serving a marquee clientele in South Korea, Japan, and parts of Southeast Asia, I-ON’s objective is to continue to aggressively gain market share by closely engaging with existing and prospective clients and while driving sales for both its core CMS offering and complementary solutions that enable organizations to transform traditional marketing initiatives into analytics and data-driven strategies vital to delivering measurable results.

I-ON believes that its software products and solutions will continue to be a primary revenue source for the Company over time and that its growing portfolio of products may generate profitable demand for associated maintenance, support, implementation, consulting, and training services that the Company, and a channel of licensees and value-added resellers (VARs), can provide.

Near-term, I-ON intends to do the following to drive organic growth:

▪	Continue to leverage knowledge and experience into new or enhanced solutions and products
▪	Continue to deploy secure pilot environments for prospective customers to evaluate and envision additional uses for customized application development
▪	Continue to procure contracts directly, via strategic partnerships and increasing sales personnel
▪	Recruit seasoned executives as well as younger talent to utilize unique training model that addresses resource shortages
▪	Incubate and build-out focused profitable technology practices
▪	Continue to participate in multi-lateral joint R&D projects in concert with 28 partners from 7 different countries

South East Asia Market Penetration

According to Gartner, Malaysia, Indonesia and Singapore generated $180 million in enterprise CMS revenue last year and project a 16% annual growth rate by 2020.  As a result, I-ON intends to continue to build off of its initial successes in the Southeast Asia region, which include, among other projects, the following: implementation of a fully integrated mobile/online trading solution for Malaysia’s MNC Securities; a CMS implementation for a leading USA cable manufacturer, Commscope-  supporting 13 languages to meet global standards; the implementation of a CMS solution based on CSDP (Convergence Service Delivery Platform) for Indonesia’s BOLEH Mobile; and an integration of CMS platforms for the Malaysia Ministry of Works.

Acquisition Strategy

I-ON will attempt to continue to leverage its ongoing success in CMS and its international partnerships to move upstream, cross-sell, and serve clients more directly as either their digital strategist of choice and/or by acquiring businesses with (i) a revenue producing platform with existing enterprise clients, (ii) subject matter expertise and or (iii) rights to intellectual property in at least one of the following digital marketing-related disciplines: predictive analytics, smart mobility, marketing automation, search engine optimization (SEO), enterprise resource planning (ERP), workflow automation, and eCommerce.  I-ON has already identified multiple compelling acquisition opportunities within these domains, both in South Korea and Japan.  However, there can be no assurance that I-ON will be able to acquire one or more of these businesses or that it will be able to do so on terms that are favorable to I-ON.

Notably, I-On believes that overall macro conditions that drive consolidation and acquisitions also remain ideal for I-ON including the historical low interest rate, a large, evolving and fragmented technology services and solutions market across South Korea and developed East Asia, and the relatively low organic growth opportunities that ordinarily may not exist for smaller businesses.  These pre-existing conditions could enable I-ON to identify and purchase compelling assets inexpensively.

Expand Product Offering and Geographic Coverage over the long-term

Over the next 5 years, I-ON’s growth strategy is to significantly expand its client base in South Korea, Japan, and Southeast Asia, while also expanding into new geographic areas, such as the U.S. and Europe to provide clients with global coverage and around the clock services that CMS and digital marketing requires.   I-ON’s continued business model is to allow its work and unique technical skills to attract new clients as well as win repeat projects with past and current clients.  At the same time, ION intends to expand its core offerings and increase brand awareness with new service capabilities and software products that produce significant value for clients.

PATENTS AND TRADEMARKS

Patents:

▪	Integrated certification system using electronic contract #10-1132672
▪	Website construction and management methodology #0457428
▪	Website integrated management system and management methodology #10-0764690
▪	Internet Reaction application reaction survey methodology and systems #0366708
▪	Modification and restoration methodology on comment utilizing digital items #10-0634047
▪	Power Quantity Reduction Compensation System management method #10-1046943
▪	I-ON currently has 3 additional patents pending

Certifications:

▪	I-ON e.Form Server Green Technology Certificate #GT-12-00040
▪	I-ON Content Server v6.1 Certificate of Software Quality – GS (Good Software) #14-0017
▪	DRMS OpenADR 2.0a/b Certificate of System Conformance
▪	Certificate for Company Research Institute #20022427

AWARDS AND INDUSTRY RECOGNITION HISTORY

▪	Selected to participate in ‘IP-Star Company development’ project by Seoul Business Agency (2013)
▪	Designated as Best Small and Medium Company Workplace by Small and Medium Business Corporation (2012-2014)
▪	Designated as Global Small Giant Company by Small and Medium Business Administration (2012-2014)
▪	Grand prize at New Software Solution in General Software section by Ministry of Knowledge Economy (2012)
▪	Designated as top Promising Future-Leading Company by Money Today (Economic newspaper 2012)
▪	Certified ‘Promising Export Firm’ by Small and Medium Business Administration (2011-2013)
▪	KOSA (Korea Software Industry Association)
▪	Best prize at 11th Korean Software Companies’ Competitiveness Award - Mobile SW section (2012)
▪	Best prize at 10th Korean Software Companies’ Competitiveness Award– KMS/EMC/BMP section (2011)
▪	Best prize at SoftBank Mobile Solution Contest in Japan (2011)
▪	Citation of Prime Minister awarded on the SW Industrial Day (2011)
▪	Tower of million USD exports award (2007)
▪	Grand prize in Internet Service Section (oneul.com) (2012)
▪	Winner of Brand Service Section (Lotte Duty Free) (2012)
▪	Grand prize in Business Improvement section (e.Form) (2012)
▪	Grand Prize in Information Management (Real-time Power demand resources Operation System) (2012)
▪	Grand Prize in Location Based System (LBS) (Lucky Bird) (2012)
▪	Grand Prize in Product brand (Catch Chevrolet) (2011)
▪	Grand Prize eBook (Kyowon Aesop) (2011)

CUSTOMERS

Because organizations in virtually every sector of the economy perform or need the functions I-ON supports, the Company has successfully deployed its software solutions to over 1,000 blue-chip and middle-market enterprises across virtually all industries and verticals in both the private and public sectors.  Such industries include but are not limited to financial services, banking, informational technology services, telecommunications, internet, automotive, healthcare, publishing, media, education, energy, logistics, retail, consumer and business services, as well as government institutions. Over 400 enterprise clients in South Korea, 500 in Japan, and 100 across Southeast Asia and globally currently utilize I-ON products, solutions and professional services capabilities.

Given its current foothold, I-ON believes it remains uniquely positioned to address the evolving marketing needs of medium to large enterprises as CMOs continue to lack the wherewithal to analyze, improve ROI, and justify the value of increased digital marketing spend.  I-ON’s diversified product suite, introduction of new products, tools and data sources, combined with media consumption devices such as mobile and tablets have created an environment that’s been uncharted by numerous enterprise marketers and their CMOs, particularly in South Korea, Japan, Southeast Asia and China.

Below is a sample of I-ON’s clientele based on region.

Entry into new markets combined with relevant new product introductions has also enabled I-ON to diversify its client mix, thereby minimizing client concentration risk as reflected by the decline in top 10 client contribution since 2013.

Below highlights I-ON’s top 10 clients as percentage of total revenue (Fiscal Years 2013-2016):

2013		2014		2015		2016
KT Corporation	23.2%	Public Procurement	23.9%	KT Corporation	8.0%	JoongAng Ilbo	7.0%
Lotte.com	7.0%	KT Corporation	10.8%	KCA	7.7%	K.K I-ON	5.0%
KBS Media	6.0%	Hyundai AutoEver	5.6%	K.K. I-ON	6.6%	Samsung Electro	5.0%
K.K. I-ON	5.9%	K.K. I-ON	4.8%	KT DS	6.3%	GlobalTelecom	4.0%
PIXDINE	5.5%	K.K. Ashisuto	3.9%	Samsung Card	5.3%	Hyunday Auto	4.0%
LG CNS	5.1%	LG CNS	3.6%	K.K. Ashisuto	3.7%	Kolonbenit	4.0%
SD Solution	5.0%	Hyundai ESG	3.5%	Hyundai ESG	3.6%	KEPCO	3.0%
K.K. Ashisuto	4.6%	The financial news	3.2%	KyoWon	3.6%	Ssangyong	3.0%
KTH Co., Ltd.	4.3%	REVOLUTION	2.8%	MBC	3.6%	K.K. Ashisuto	3.0%
SquarenetTM	4.1%	KOBACO	2.7%	Accenture	3.2%	Korea Comm.	3.0%
Top 10 Customers	70.9%		64.9%		51.7%		41.0%

MARKETING, SALES AND DISTRIBUTION

I-ON relies both on inside and outside sales efforts as well as value-added resellers based in specific geographies to drive a bulk of their business development efforts.  The Company has over 100 partners, formal and informal, across 28 countries that provides client leads   The Company also relies on client references and its track record and regularly attends reputable industry and technology conferences internationally.

COMPETITION

The market for I-ON’s products and solutions, primarily in South Korea, Japan and Southeast Asia is competitive but not considerably fragmented.  We compete primarily with systems consulting firms, boutique consulting firms, that maintain specialized skills or products or are geographically focused, and clients’ own IT firms.  Many of the firms we compete with have longer operating histories and are more developed than we are.  The principal competitive factors in these addressable markets include the ability to solve problems; the ability to deliver creative concepts and solutions; expertise and talent with advanced technologies; availability of resources; the quality and speed of solutions; a deep understanding of user experiences; and the price of solutions.  I-ON competes favorably when considering these factors and believes that its ability to deliver business innovation and outstanding value to its clients on time and on budget, along with its successful track record, distinguishes them from competitors.

Interoperability has emerged as a key differentiator in I-ON’s addressable markets, as CMS is now seldom viewed as a stand-alone system for an enterprise’s website.  Large enterprises and to a growing extent small and middle market companies, particularly those with complex distribution and supply chain issues, not only require a portal for their intranet for external needs, but expect CMS platforms to allow for a real-time connection between the business, people, behavior and things that allow all to communicate, transact and even negotiate with each other.  Thus, in order to be better served and remain competitive in their own circles, clients are increasingly looking to ION to consult with and integrate disparate and increasingly complex systems.

I-ON has differentiated itself and garnered market share over the years through competitive and flexible pricing strategies, leveraging its domestic first-mover advantage and proven time-tested licensing model, and by the continuous introduction of next generation and complementary product lines geared towards addressing growing market trends and client needs.

I-ON also has a localized and cultural advantage, whereas global competitors such as Adobe’s marketing cloud product (AEM), Oracle’s marketing cloud product and IBM platform generally lack local knowledge of domain expertise and complexities, middle-market cachet and competitive pricing suited for regional enterprises.  On the other hand, opensource models such as Wordpress, Drupal and Xpress Engine are more suitable for the SME and startup markets outside of the Asia-pacific region, provide often vague and less complex offerings unsuitable for mid to large enterprises and lack vendor relationships and responsibilities.

RESEARCH AND DEVELOPMENT

Because the verticals in which I-ON competes are characterized by rapid technological change, the Company’s ability to compete successfully depends upon maintaining and enhancing expertise in its core business segments and product lines.  As a result, I-ON has reinvested and continues to spend over 15% of annual revenue on research and development alone.  The Company currently employs over 100 junior, mid to senior level engineers and developers, most of whom are based at the Company’s headquarters in Seoul.  In order enable its employees to provide expert, timely, competitive services to the marketplace, I-ON also provides ongoing training and sponsors advanced university education to enhance employee skills and knowledge of all current and future product offerings.

MANAGEMENT AND EMPLOYEES

As of the date of this Report, I-ON has 150 full time and 10 part time employees.  We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

PROPERTIES

The Company does not own any physical location.  I-ON currently leases its corporate headquarters and other offices in Seoul, South Korea which expires on December 31, 2020.  I-ON’s lease for its Tokyo, Japan office expires on September 30, 2019. We believe that our current offices are sufficient in size for current and future operations.

POTENTIAL FUTURE PROJECTS AND CONFLICTS OF INTEREST

Members of the Company’s management may serve in the future as an officer, director or investor in other entities.  Neither the Company nor any of its shareholders would have any interest in these other companies’ projects.  Management believes that it has sufficient resources to fully discharge its responsibilities for all current and future projects.

GOVERNMENT REGULATION

We believe we are in compliance with applicable federal, state and other regulations and that we have compliance programs in place to ensure compliance going forward.  There are no regulatory notifications or actions pending.

LEGAL MATTERS

None.

RELATED PARTY TRANSACTIONS

On July 21, 2014, Michael J. Rapport, the Company’s former Chief Executive Officer, sole director, and controlling shareholder, advanced the Company a $100,000 long term unsecured loan with a 1.5% interest rate per annum, due no later than July 21, 2017. The loan is convertible into common shares of the Company at any time after the second year’s anniversary at a price based upon either: a) The price of its most recent private placement offering, closest to the time of conversion; or b) if the Company’s common stock is then publicly-traded, the bid price of its common stock on the closing day of the conversion. For the period ended December 31, 2017, the Company accrued $1,500 of interest on this note. For the year ended December 31, 2016, the Company accrued $1,504 on this same note. The accrued amount is included in accounts payable and accrued liabilities on the balance sheet.  Mr. Rapport has extended the due date of the note to December 31, 2017.

Michael J. Rapport also advanced the Company $10,000 on April 21, 2014; $8,000 on June 13, 2014; $20,000 on June 2, 2015; $30,000 on July 2, 2015; and $40,000 on August 25, 2015, for a total amount advanced of $108,000. All of these payments are secured by 8% interest bearing notes that are due on April 21, 2015, June 13, 2015, June 2, 2016, July 2, 2016, and August 25, 2016, respectively. As of June 30, 2016, four of the five notes totaling $108,000 were past due. On July 30, 2016, Michael J. Rapport exchanged the 5 notes, 4 of which were past due, for a single note. The 5 notes total $108,000 and are replaced by a single note for $118,603, which includes the original principal of $108,000 plus $10,603 of accrued interest. The new note has a term of one year and will bear interest at per annum rate of 6% instead of the 8% per annum rate on the old notes. For the year ended December 31, 2017, the Company accrued $7,116 of interest for this note. For the year ended December 31, 2016, the Company had an accrued balance of $3,002 interest for the notes due Mr. Rapport. Mr. Rapport has extended the note to December 31,2017

Michael J. Rapport paid for a new piece of equipment for the brewery on June 15, 2016, in the amount of $17,496. A separate 8% interest bearing note was drawn up for this amount. For the year ended December 31, 2017, the Company accrued interest on this note in the amount of $1.400.   The Company accrued interest in the amount of $763 has been recorded as of the year ended December 31, 2016.  Mr. Rapport has extended the note to December 31,2017

On July 27, 2016, Mr. Rapport’s loaned the Company $250,000. The note is unsecured, has a term of one year and bears interest at the rate of 4% per annum. For the year ended December 31, 2017 the Company accrued interest in the amount of $10,000.  For the year ended December 31, 2016, the Company accrued $4,301 of interest for this note.  Mr. Rapport has extended the due date of this note to December 31, 2017, as well.

On October 1, 2016, Mr. Rapport executed a note in the amount of $400,000 with EBC Public House. The note is unsecured and has a one-year term and bears interest at the rate of 3% per annum. The note is an installment note to provide working capital as needed for EBC Public House for the Fullerton Restaurant.  On October 6, 2017, Mr. Rapport executed a one-year installment note for an additional $100,000 bearing interest at 3% per annum, bringing the total of the installment notes to $500,000.  During the year ended December 31, 2017, EBC Public House drew done these notes by $354,980 bringing the total amount drawn on the note to $473,078. The accrued interest for the year ended December 31, 2017, is $6,757. During the year ended December 31, 2016, EBC Public House had 5 different draws against the note for a total of $118,098 and recorded $709 in accrued interest. The balance of the note as of December 31, 2017, is $473,078 and the total amount of accrued interest on the note is $7,467.

On March 2, 2017 Mr. Rapport’s loaned the Company $20,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $999 of interest for this note.

On March 6, 2017, Mr. Rapport’s loaned the Company $120,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $5,918 of interest for this note.

On April 1, 2017, Mr. Rapport executed a note in the amount of $85,000 with EBC Public House for the advance of funds to purchase a Food Truck with the EBC Public House brand on it. The note has a three-year term and will be secured by the truck and bear interest at the rate of 3% per annum. As of the year ended December 31, 2017, EBC Public House accrued interest on the note in the amount of $1,958.

On April 1, 2017, Mr. Rapport advance EBC Public House $1,617 to purchase equipment for the Food Truck. The note is unsecured and has a one-year term and bears interest at the rate of 3% per annum. As of the year ended December 31, 2017, EBC Public House accrued interest on the note in the amount of $37.

On June 26, 2017, Mr. Rapport executed a note in the amount of $250,000 with EBC Public House. The note is unsecured and has a one-year term and bears interest at the rate of 3% per annum. The note is an installment note to provide working capital as needed for EBC Public House - Huntington Beach Restaurant. On August 11, 2017, Mr. Rapport executed an additional note in the amount of $300,000 with EBC Public House. The note is unsecured and has a one-year term and bears interest at the rate of 3% per annum. The note is also an installment note to provide working capital as needed for EBC Public House- Huntington Beach Restaurant.  On October 13, 2017, Mr. Rapport executed a new one-year installment note for an additional $400,000t bearing interest at the rate of 3% per annum bringing the total amount of the three notes to $950,000.  During the year ended December 31. 2017, EBC Public House drew done these notes in the amount of $909,156. The accrued interest on this notes for the year ended December 31, 2017, is $10,677.

On August 2, 2017, Mr. Rapport’s loaned the Company $25,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $621 of interest for this note.

 On August 24, 2017, Mr. Rapport’s loaned the Company $40,963. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $869 of interest for this note.

On August 31, 2017, Mr. Rapport’s loaned the Company $25,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $501 of interest for this note.

On September 11, 2017, Mr. Rapport’s loaned the Company $13,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $237 of interest for this note

On November 5, 2017, Mr. Rapport’s loaned the Company $24,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $221 of interest for this note

Accrued Interest

For the year ended December 31, 2017, the Company accrued interest of $48,724 on the notes due to Mr. Rapport. For the year ended December 31, 2016, the Company accrued interest of $12,450 pertaining to all the notes due to Mr. Rapport.

Available Information

We will make available free of charge any of our filings as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-K.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Within our website’s “Investor” section, “SEC Filings” tab, all of our filings with the Commission and all amendments to these reports are available as soon as reasonably practicable after filing.

Website

Our website address is

Our Information

Our principal executive offices are located at 15, Tehran-ro 10-gil, Gangam-gu, Seoul, Korea 06234 and our telephone number is 82-2-3430-1200 . We can be contacted by email at intlbiz@i-on.net.

ITEM 1A. RISK FACTORS

Our business, financial condition, operating results and prospects are subject to the following risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in the shares of our common stock.

This Form 10-K contains forward-looking statements that involve risks and uncertainties. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “intends”, “plans”, “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should,” “designed to,” “designed for,” or other variations or similar words or language. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Form 10-K.

Risks Specific to Our Business

Our proprietary software or service delivery may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.

We may encounter human or technical obstacles that prevent our proprietary applications from operating properly. If our applications do not function reliably or fail to achieve customer expectations in terms of performance, customers could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain customers. We provide a limited warranty, have not paid warranty claims in the past, and do not have a reserve for warranty claims.

Moreover, information services as complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. We cannot assure you that material performance problems or defects in our products or services will not arise in the future. Errors may result from receipt, entry, or interpretation of customer information or from interface of our services with legacy systems and data that we did not develop and the function of which is outside of our control. Despite testing, defects or errors may arise in our existing or new software or service processes. These defects and errors and any failure by us to identify and address them could result in loss of revenue or market share, liability to customers or others, failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation, and increased service and maintenance costs. Defects or errors in our software might discourage existing or potential customers from purchasing our products and services. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.

If our security measures are breached or fail and unauthorized access is obtained to a customer’s data, our service may be perceived as insecure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.

Our services involve the web-based storage and transmission of customers’ proprietary information. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information. Because of the sensitivity of this information and due to requirements under applicable laws and regulations, the effectiveness of our security efforts is very important. If our security measures are breached or fail as a result of third-party action, acts of terror, social unrest, employee error, malfeasance or for any other reasons, someone may be able to obtain unauthorized access to customer data. Improper activities by third-parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our security systems. Our security measures may not be effective in preventing unauthorized access to the customer data stored on our servers. If a breach of our security occurs, we could face damages for contract breach, penalties for violation of applicable laws or regulations, possible lawsuits by individuals affected by the breach and significant remediation costs and efforts to prevent future occurrences. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed and we could lose current or potential customers.

Disruptions in Internet or telecommunication service or damage to our data centers could adversely affect our business by reducing our customers’ confidence in the reliability of our services and products.

Our information technologies and systems are vulnerable to damage or interruption from various causes, including acts of God and other natural disasters, war and acts of terrorism and power losses, computer systems failures, internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. Data regarding our business and our customers’ insurance claims and encounters resides on computer hardware located domestically and abroad. Although we conduct business continuity planning to protect against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at our data centers, the situations we plan for and the amount of insurance coverage we maintain may not be adequate in any particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers. Any of these events could impair or prohibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely impact our financial condition and results of operations.

In addition, despite the implementation of security measures, our infrastructure, data centers, or systems that we interface with or utilize, including the internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third-parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. Any of these can cause system failure, including network, software or hardware failure, which can result in service disruptions. As a result, we may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by such breaches.

We depend on key information systems and third party service providers.

We depend on key information systems to accurately and efficiently transact our business. These systems and services are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment or telecommunications failures, processing errors, computer viruses, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, all of which could negatively affect our business and financial performance.

As cybersecurity attacks continue to evolve and increase, our information systems could also be penetrated or compromised by internal and external parties’ intent on extracting confidential information, disrupting business processes or corrupting information. These risks could arise from external parties or from acts or omissions of internal or service provider personnel. Such unauthorized access could disrupt our business and could result in the loss of assets, litigation, remediation costs, damage to our reputation and failure to retain or attract customers following such an event, which could adversely affect our business.

We may be unable to adequately establish, protect or enforce our intellectual property rights.

Our success depends in part upon our ability to establish, protect and enforce our intellectual property and other proprietary rights. If we fail to establish, protect or enforce our intellectual property rights, we may lose an important advantage in the market in which we compete. We rely on a combination of trademark, copyright and trade secret law and contractual obligations to protect our key intellectual property rights, all of which provide only limited protection. Our intellectual property rights may not be sufficient to help us maintain our position in the market and our competitive advantages.

We hold several patents and also rely on trade secrets to protect certain of our proprietary technology. However, trade secrets may not be protectable if not properly kept confidential. We strive to enter into non-disclosure agreements with our employees, customers, contractors and business partners to limit access to and disclosure of our proprietary information. However, the steps we have taken may not be sufficient to prevent unauthorized use of our technology, and adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and proprietary technology. Moreover, others may reverse engineer or independently develop technologies that are competitive to ours or infringe our intellectual property.

Accordingly, despite our efforts, we may be unable to prevent third-parties from using our intellectual property for their competitive advantage. Any such use could have a material adverse effect on our business, results of operations and financial condition. Monitoring unauthorized uses of and enforcing our intellectual property rights can be difficult and costly. Legal intellectual property actions are inherently uncertain and may not be successful, and may require a substantial amount of resources and divert our management’s attention.

Claims by others that we infringe their intellectual property could force us to incur significant costs or revise the way we conduct our business.

Our competitors protect their proprietary rights by means of patents, trade secrets, copyrights, trademarks and other intellectual property. We have not conducted an independent review of patents and other intellectual property issued to third-parties, who may have patents or patent applications relating to our proprietary technology. We may receive letters from third parties alleging, or inquiring about, possible infringement, misappropriation or violation of their intellectual property rights. Any party asserting that we infringe, misappropriate or violate proprietary rights may force us to defend ourselves, and potentially our customers, against the alleged claim. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and/or invalidation of our proprietary rights or interruption or cessation of our operations. Any such claims or lawsuit could:

●	be time-consuming and expensive to defend, whether meritorious or not;

●	require us to stop providing products or services that use the technology that allegedly infringes the other party’s intellectual property;

●	divert the attention of our technical and managerial resources;

●	require us to enter into royalty or licensing agreements with third-parties, which may not be available on terms that we deem acceptable;

●
prevent us from operating all or a portion of our business or force us to redesign our products, services or technology platforms, which could be difficult and expensive and may make the performance or value of our product or service offerings less attractive;

●	subject us to significant liability for damages or result in significant settlement payments; or

●	require us to indemnify our customers.

Furthermore, during the course of litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. Disclosure of our confidential information and our involvement in intellectual property litigation could materially adversely affect our business. Some of our competitors may be able to sustain the costs of intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any litigation could significantly harm our relationships with current and prospective customers. Any of the foregoing could disrupt our business and have a material adverse effect on our business, operating results and financial condition.

The continued success of our business model is heavily dependent upon our offshore operations, and any disruption to those operations will adversely affect us.

The majority of our operations, including the development and maintenance of our Web-based platform and our customer support services, are performed by our highly educated workforce of approximately 120 employees in South Korea which may experience unrest due to the threats posed by North Korea. The performance of our operations in South Korea, and our ability to maintain our offshore offices, is an essential element of our business model, as South Korea is a tech hub for Enterprise CMS/Digital marketing as well as all of our senior leadership are located in South Korea. Our competitive advantage will be greatly diminished and may disappear altogether if our operations in South Korea are negatively impacted.

Our offshore operations expose us to additional business and financial risks which could adversely affect us and subject us to civil and criminal liability.

The risks and challenges associated with our operations outside the United States include laws and business practices favoring local competitors; compliance with multiple, conflicting and changing governmental laws and regulations, including employment and tax laws and regulations; and fluctuations in foreign currency exchange rates. Foreign operations subject us to numerous stringent U.S. and foreign laws, including the Foreign Corrupt Practices Act, or FCPA, and comparable foreign laws and regulations that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Safeguards we implement to discourage these practices may prove to be less than effective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits and enforcement actions from the SEC, Department of Justice and overseas regulators.

Future product development is dependent upon access to and reliability of third party software products and open source software.

Certain of our software products contain components developed and maintained by third party software vendors. We expect that we may have to incorporate software from third party vendors in our future products. We also incorporate open source software in certain of our software products. We may not be able to replace the functionality provided by the third party or open source software currently offered with our products if that software becomes obsolete, defective, non-compliant with third party patent restrictions or incompatible with future versions of our products or is not adequately maintained or updated, or if our relationship with the third party vendor terminates. In addition, we must carefully monitor and manage our use of, and compliance with the licensing requirements of, open source software. Any significant interruption in the availability of these third party software products on commercially acceptable terms, defects in these products, non-compliance with third party patent restrictions or our inability to comply with the licensing terms of either third party commercial software or open source software could delay development of future products or enhancement of future products and could have a material adverse effect on our business, financial condition, operating results and cash flows.

Future product development is dependent on adequate research and development resources.

In order to remain competitive, we must continue to develop new products and enhancements to our existing products. This is particularly true as we further expand our cloud and SaaS offerings and capabilities. Maintaining adequate research and development resources to meet the demands of the market is essential, and failure to do so could present an advantage to our competitors. If we are unable to develop products due to certain constraints, such as high employee turnover, lack of management ability or a lack of other development resources, including through third party outsourcing firms, our competitiveness could be harmed.

Discovery of errors in our software could adversely affect our earnings.

The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial delivery. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our operating margins could be harmed. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or if we fail to meet our customers’ expectations. With our BSM strategy, these risks increase because we are combining already complex products to create solutions that are even more complicated than the aggregation of their product components. Significant technical challenges could also arise with our products because our customers purchase and deploy our products across a variety of computer platforms and integrate them with a number of third party software applications and databases. These combinations increase our risk further because in the event of a system-wide failure, it may be difficult to determine which product is at fault; thus, we may be harmed by the failure of another supplier’s products.

As a result of the foregoing, we could experience loss of or delay in revenue and loss of market share; loss of customers; damage to our reputation; failure to achieve market acceptance; diversion of development resources; increased service and warranty costs; legal actions by customers against us which could, whether or not successful, increase costs and distract our management; and increased insurance costs.

Risks Related to Securities Markets and Investments in Our Securities

Our executive officers and certain stockholders possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our current executive officers, directors and largest stockholders of the Company, hold approximately 43% of the voting power of the outstanding shares as of December 31, 2017. These officers, directors and certain stockholders have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions.  The interests of our executive officers and certain shareholders may give rise to a conflict of interest with the Company and the Company’s stockholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

Liquidity of our common stock has been limited.

Our common stock is quoted on OTC Markets under the symbol “ALES”.  The liquidity of our common stock is very limited and is affected by our limited trading market. The OTC Markets is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they may tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock while on the OTC Markets may not necessarily be a reliable indicator of its fair market value.

Because we became public by means of a “reverse business combination,” we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse business combination.” Securities analysts of major brokerage firms and securities institutions may not provide coverage of us because there were no broker-dealers who sold our stock in a public offering that would be incentivized to follow or recommend the purchase of our common stock. The absence of such research coverage could limit investor interest in our common stock, resulting in decreased liquidity.  No assurance can be given that established brokerage firms will, in the future, want to cover our securities or conduct any secondary offerings or other financings on our behalf.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	the concentration of the ownership of our shares by a limited number of affiliated stockholders may limit interest in our securities;
•	limited “public float” with a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
•	additions or departures of key personnel;
•	loss of a strategic relationship;
•	variations in operating results from the expectations of securities analysts or investors;
•	announcements of new products or services by us or our competitors;
•	reductions in the market share of our products;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	investor perception of our industry or prospects;
•	insider selling or buying;
•	investors entering into short sale contracts;
•	regulatory developments affecting our industry; and
•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage; and
•	economic and other external factors.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting the Company’s competitors or the Company itself.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  A decline in the price of our common stock could be especially detrimental to our liquidity, our operations and strategic plans.  Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations.  If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations.  If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Concentrated ownership of our common stock creates a risk of sudden changes in our common stock price.

The sale by any shareholder of a significant portion of their holdings could have a material adverse effect on the market price of our common stock.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A substantial majority of the outstanding shares of Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”).  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock.  Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale.  A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

We do not plan to declare or pay any dividends to our stockholders in the near future.

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Securities Act. These rules, regulations and requirements are extensive. We may incur significant costs associated with our public company corporate governance and reporting requirements.  This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

“Penny Stock” rules may make buying or selling our common stock difficult.

Trading in our common stock has previously been subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

ITEM 1B: UNRESOLVED COMMENTS.

None.

ITEM 2: PROPERTIES.

Evans Brewing

As of the period covered by this report, EBC had office space at 3815 S. Main Street, Santa Ana, CA 92707 and warehouse space at 3815 S. Main Street, Santa Ana, CA 92707(2,000 square feet) and it rented space for its mill at 3859 S. Main Street, Santa Ana, CA 92707 (1,500 square feet).

I-ON Communications

I-ON does not own any physical location.  I-ON currently leases its corporate headquarters and other offices in Seoul, South Korea which expires on December 31, 2020.  I-ON’s lease for its Tokyo, Japan office expires on September 30, 2019. We believe that our current offices are sufficient in size for current and future operations.

ITEM 3: LEGAL PROCEEDINGS.

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any other proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information

Our common stock first became quoted on the OTC Markets under the trading symbol “EVBW” on March 27, 2014. On February 24, 2016, our common stock began trading under the name Evans Brewing Company, Inc. and under the trading symbol “ALES”. On April 21, 2016, the common stock was uplisted to the OTCQB Venture Marketplace. Over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  The following table lists the high and low sale information for our common stock as quoted on the OTC Markets for the fiscal years ended 2017 and 2016:

	Price Range
Quarter Ended	High ($)	Low ($)
December 31, 2017	$3.25	1.75
September 30, 2017	$0.75	0.75
June 30, 2017	$2.05	2.05
March 31, 2017	$2.25	2.25
December 31, 2016	$1.20	1.20
September 30, 2016	$3.95	3.95
June 30, 2016	$2.25	2.25
March 31, 2016	$0.10	0.10

The above quotations from the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b) Holders

The number of record holders of our common stock as of December 31, 2017, was approximately 64 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

(c) Dividends

We have not paid or declared any cash dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans

As of December 31, 2017, the Company did not have any equity compensation plans.

DESCRIPTION OF SECURITIES

General

The Company’s authorized capital stock consists of 110,000,000 shares of capital stock, par value $0.0001 per share, of which 100,000,000 shares are common stock, par value $0.0001 per share and 10,000,000 shares are “blank check” preferred stock, par value $0.0001 per share.

Common Stock

Holders of Company’s common stock are entitled to one vote per share on each matter submitted to vote at a meeting of Company’s stockholders. Holders of common stock do not have cumulative voting rights. Stockholders do not have any preemptive rights or other similar rights to acquire additional shares of Company’s common stock or other securities. Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds.  In the event of liquidation, dissolution or winding up, subject to preferences that may be applicable to any then-outstanding preferred stock, each outstanding share of common stock entitles its holder to participate ratably in all remaining assets of the Company that are available for distribution to stockholders after providing for each class of stock, if any, having preference over the common stock.

Holders of common stock have no conversion, preemptive or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock.  The rights of the holders of common stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is authorized and issued.

Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 10,000,000 shares of “Blank Check” Preferred Stock, par value $0.0001 per share, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company’s board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.  There are no shares of Preferred Stock outstanding.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

The Company’s Certificate of Incorporation and By-laws provide, to the fullest extent permitted by Delaware law, that the officers and directors of the Company who was or is a party to or is threatened to be made a party to, any threatened, or pending or completed action, suit or proceeding, whether civil, criminal, administrative, or investigative, by reason of fact that he/she is or was acting as the incorporator, officer, director or nominee officer/director or was serving in any capacity at any time. Furthermore, it is the responsibility of the Company to pay for all legal expenses that may occur on behalf of the party who may come under any such type of action.

Delaware General Corporation Law (“GCL”) Section 145 provides the Company with the power to indemnify any of our directors and officers. The director or officer must have conducted himself/herself in good faith and reasonably believe that his/her conduct was in, or not opposed to our best interests. In a criminal action, the director, officer, employee or agent must not have had reasonable cause to believe his/her conduct was unlawful.

Under GCL Section 145, advances for expenses may be made by agreement if the director or officer affirms in writing that he/she believes he/she has met the standards and will personally repay the expenses if it is determined such officer or director did not meet the standards.

Pursuant to the Company’s Certificate of Incorporation and By-laws, we may indemnify an officer or director who is made a party to any proceeding, because of his position as such, to the fullest extent authorized by GCL, as the same exists or may hereafter be amended. In certain cases, we may advance expenses incurred in defending any such proceeding.

To the extent that indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. If a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of our company in the successful defense of any action, suit or proceeding) is asserted by any of our directors, officers or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of that issue.

Anti-Takeover Effects of Provisions of Delaware State Law

We may be or in the future we may become subject to Delaware’s control share law.  We are subject to Section 203 of the Delaware General Corporation Law.  This provision generally prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date the stockholder became an interested stockholder, unless:

•	prior to such date, the Board of Directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;
•
upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding those shares owned by persons who are directors and also officers and by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or

•
on or subsequent to such date, the business combination is approved by the Board of Directors and authorized at an annual meeting or special meeting of stockholders and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock that is not owned by the interested stockholder.

Section 203 defines a business combination to include:

•	any merger or consolidation involving the corporation and the interested stockholder;
•	any sale, transfer, pledge or other disposition of 10% or more of the assets of the corporation involving the interested stockholder;
•	subject to certain exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder;
•
any transaction involving the corporation that has the effect of increasing the proportionate share of the stock of any class or series of the corporation beneficially owned by the interested stockholder; or

•	the receipt by the interested stockholder of the benefit of any loans, advances, guarantees, pledges or other financial benefits provided by or through the corporation.

In general, Section 203 defines an “interested stockholder” as any entity or person beneficially owning 15% or more of the outstanding voting stock of a corporation, or an affiliate or associate of the corporation and was the owner of 15% or more of the outstanding voting stock of a corporation at any time within three years prior to the time of determination of interested stockholder status; and any entity or person affiliated with or controlling or controlled by such entity or person.

Anti-Takeover Charter Provisions

Our Certificate of Incorporation and Bylaws contain provisions that could have the effect of discouraging potential acquisition proposals or tender offers or delaying or preventing a change in control of our company, including changes a stockholder might consider favorable. In particular, our Certificate of Incorporation and Bylaws, as applicable, among other things, will:

•	provide our Board of Directors with the ability to alter our Bylaws without stockholder approval;

•	provide for an advance notice procedure with regard to the nomination of candidates for election as directors and with regard to business to be brought before a meeting of stockholders; and

•	provide that vacancies on our Board of Directors may be filled by a majority of directors in office, although less than a quorum.

Such provisions may have the effect of discouraging a third-party from acquiring our company, even if doing so would be beneficial to its stockholders. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our Board of Directors and in the policies formulated by them, and to discourage some types of transactions that may involve an actual or threatened change in control of our company. These provisions are designed to reduce our vulnerability to an unsolicited acquisition proposal and to discourage some tactics that may be used in proxy fights. We believe that the benefits of increased protection of our potential ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure us outweigh the disadvantages of discouraging such proposals because, among other things, negotiation of such proposals could result in an improvement of their terms.

However, these provisions could have the effect of discouraging others from making tender offers for our shares that could result from actual or rumored takeover attempts. These provisions also may have the effect of preventing changes in our management.

A corporation is subject to Delaware’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Delaware, and if the corporation does business in Delaware or through an affiliated corporation.

The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares is sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (1) one-fifth or more but less than one-third, (2) one-third or more but less than a majority, or (3) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with that person, obtain only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to take away voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights, is entitled to demand fair value for such stockholder’s shares.

Delaware’s control share law may have the effect of discouraging corporate takeovers.

In addition to the control share law, Delaware has a business combination law, which prohibits certain business combinations between Delaware corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder” unless the corporation’s board of directors approves the combination in advance. For purposes of Delaware law, an “interested stockholder” is any person who is (1) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (2) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Delaware’s business combination law is to potentially discourage parties interested in taking control of the Company from doing so if it cannot obtain the approval of our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

Pursuant to the Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with I-ON Acquisition Corp., a wholly-owned subsidiary of the Registrant, and I-ON Communications, Co., Ltd., a company organized under the laws of the Republic of Korea (South Korea) (“I-ON”) the Company issued the shareholders of I-ON (the “I-ON Holders”) an aggregate of 26,000,000 shares of our Common Stock (the “Merger Shares”) in accordance with the pro rata ownership of the I-ON Holders immediately prior to the Merger.

All of the securities referred to above were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D and/or Regulations promulgated thereunder. The securities have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act

ITEM 6: SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by 17 C.F.R. 229(10)(f)(i) and are not required to provide the information under this heading.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

As used in this report, the terms “Company”, “we”, “our”, and “us” refer to I-ON Communications Corp., a Delaware corporation.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “intends”, “plans”, “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should,” “designed to,” “designed for,” or other variations or similar words or language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them

Business History of Company

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

On January 25, 2018, the Company consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with I-ON Communications Co., Ltd., a company organized under the laws of the Republic of Korea (South Korea) (“I-ON”) and I-ON Acquisition Corp., a wholly-owned subsidiary of the Registrant (“Acquisition”). Pursuant to the terms of the Merger Agreement, Acquisition merged with and into I-ON in a statutory reverse triangular merger (the “Merger”) with I-ON surviving as a wholly-owned subsidiary of the Registrant.  As consideration for the Merger, the Registrant agreed to issue the shareholders of I-ON (the “I-ON Holders”) an aggregate of 26,000,000 shares of our Common Stock.  Following the Merger, the Registrant adopted the business plan of I-ON in information technology consultancy and software development.  On December 14, 2017, in connection with the Merger, the Registrant’s Board of Directors approved an amendment to its Certificate of Incorporation (the “Amendment”) to change its name to I-ON Communications Corp.

Overview

Prior to the Merger, the Company operated a craft brewery based on Orange County, California that produces and sells premium craft beers, including a variety of ales and lagers. EBC’s beers are currently produced in its 17-barrel brewery in Irvine, California, the oldest continuously operating brewing facility in Orange County and one of the oldest in all of Southern California. This facility has been producing craft beers since January 1995.

Following the Merger, the Company adopted the business plan of I-ON.  I-ON was founded by Jae Cheol James Oh, who currently serves as CEO, the Company’s roots of which are in IT consultancy and software development. I-ON services South Korea’s Enterprise Content Management system’s market and specializes in advancing market-leading internet software applications to capitalize on rapidly growing market sectors.

After being awarded its first of 6 patents in 2003, I-ON has since evolved into an industry-leading and recognized software developer and provider of enterprise-class unstructured data management and digital marketing software and solutions. I-ON services over 1,000 blue-chip and middle-market clients across virtually all verticals in both private and public sectors.  The Company has meaningfully expanded its reach over the past decade and now currently licenses and sells its products and services directly to clients in South Korea and Japan, as well as in Singapore, Malaysia, Indonesia, Thailand, Vietnam, and the U.S. through value-added resellers and partnerships.

I-ON’s portfolio of software and solutions serves the digital marketing and technology needs of organizations, enabling clients to create, measure, and optimizes digital experiences for their audiences across marketing channels and devices.  We believe these solutions help clients reduce the cost of content management and delivery and increase the return on their investments in digital communication.

I-ON currently holds 6 international patents for both products and methodologies (with 3 more pending) built into the 11 product offerings the Company currently has at market.  These encompass enterprise web content management (CMS), web experience and service delivery software, digital marketing, smart mobility and analytics tools, and, more recently, energy management solutions.  The Company has designed and developed industry-leading technologies that are compliant with global standards including GS (Good Software) and NET (New Excellent Technology).  I-ON also holds numerous domestic and global industry awards, earning high rankings and recognition from the likes of Gartner (Magic Quadrant 2014) and Red Herring (2014 Asia Top 100 Winner), among many others.

Result of Operations for the year ended December 31, 2017 as Compared to the year ended December 31, 2016

Revenues

During the year ended December 31, 2017, the sales of Evans Brewing Company, Inc. were $2,336,804 compared to $1,954,428 for the same period ending December 31, 2016. The increased sales was attributable to the operations of the Fullerton restaurant for the full year and the opening of a new restaurant in Huntington Beach in October of 2017.

Operating Expenses

Operating expenses for the year ended December 31, 2017, were $1,370,386 compared to $1,298,350 for the year ended December 31, 2016.

Interest Expense:

Interest expense for the year ended December 31, 2017, was $63,138 compared to $23,252 for the year ended December 31, 2016. The increase is attributable to additional related-party notes in the amount of $1,618,716, and an increase in the bank line of credit.  The amount of interest that is associated with related party interest is $48,774 for the year ended December 31, 2017 and $15,299 for the year ended December 31, 2016.

Other Income (Loss):

Other income (expense) for the year ended December 31, 2017, was ($62,816) compared to ($193,213) for the year ended December 31, 2016. The 2017, amount is made oup of ($63,138) of interest and $321 of miscellaneous income.  The 2016, amount is made up of ($23,252) of interest expense, and ($4,961)_ to write off prior year errors, and ($165,000) to write off goodwill that was on the EBC Public House books at the time of the acquisition of Evans Public House.

Net Loss:

Net loss from operations for the year ended December 31, 2017, was $1,451,524 compared to a loss of $1,127,727, for the year ended December 31, 2016. The net loss for the fiscal year ended December 31, 2017, was made up of a loss from operations of $1,383,138, plus other expenses of $62,816 plus a loss from taxes paid of $5,570.  The net loss for the fiscal year ended December 31, 2016, was made up of a loss from operations of $932,106, plus other expense of $193,213, plus a loss from taxes paid of $2,408.

GOING CONCERN

We have incurred losses since inception have net cash used from our operations through the year ended December 31, 2017. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management is planning to raise necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or in further developing its operations.

Liquidity and Capital Resources

The Company may require substantial additional financing in order to execute our business expansion and development plans and we may require additional financing in order to sustain substantial future business operations for an extended period of time. We currently do not have any firm arrangements for financing and we may not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible. If we are unable to obtain the necessary capital to pursue our strategic plan, we may have to reduce the planned future growth of our operations.

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off balance sheet arrangements.

Basis of Presentation

The financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Summary of Significant Accounting Policies

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 appears after the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company had no audit committee. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended December 21, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below lists all current officers and directors of the Company as of the date of this report.  All officers serve at the discretion of the Board of Directors. The term of office of each of our directors expire at our next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

Name	Age	Position
Jae Cheol James Oh	48	Chairman, Chief Executive Officer, Chief Financial Officer

Hong Rae Kim	47	Executive Director

Jae Ho Cho	43	Director

James Jae Cheol Oh, Chairman, Chief Executive Officer, Chief Financial Officer

James Jae Cheol Oh has served as founder and CEO of I-ON since 1999. He is also an affiliated professor of Management Engineering at Sangmyung University. Mr. Oh holds a B.A. in Economics from Kyung Hee University and a M.S. in Management Engineering from Sangmyung University.  We believe Mr. Oh’s experience founding and running I-ON qualifies him to serve on our board of directors.

Jae Ho Cho, Director

Jae Ho Cho joined I-ON Communications in February 2003 and serves as head of the Service Delivery Platform Business department.  During his time with I-ON he has participated in the development of many of I-ONs core products.  He holds a M.S. from Cheng Ju Graduate School.  We believe Mr. Cho’s depth of experience in information technology consultancy and software development qualifies him to serve on our board of directors.

Hong Rae Kim, Executive Director

Hong Rae Kim is a co-founder of I-ON and has served as CEO of PT.IONSoft, a company located in Indonesia, since 2012. Mr. Kim has also previously served as a PMO and COO of I-ON.  Mr. Kim graduated from Gang Nam University with a bachelor’s degree in Economics.  We believe Mr. Kim’s experience founding and working with I-ON qualifies him to serve on our board of directors.

Item 11. Executive Compensation

The following tables lists the compensation of the Company's principal executive officers and board members for the years ended December 31, 2017 and 2016.  The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Comp. ($)	Total ($)
Michael J. Rapport President/Chief Executive Officer(1)	2017	$0	-	$0		-	-	-	-	$0
	2016	$0	-	$0		-	-	-		$0

Evan Rapport, Vice President	2017	$0	-	$10,680	(2)	-	-	-	-	$10,680
	2016	$84,000	-	$62,500	(1)	-	-	-	-	$146,500

Mark Lamb Director	2017	$0		$13,600	(2)					$13,600
	2016	0	-	$25,000	(2)	-	-	-	-	$25,000

Roy Roberson Director	2017	$0	-	$13,600	(2)	-	-	-	-	$13,600
	2016	$0	-	$25,000	(2)	-	-	-	-	$25,000

Joe Ryan Director	2017	$0	-	$13,600	(2)	-	-	-	-	$13,600
	2016	$0	-	$25,000	(2)	-	-	-	-	$25,000

Dr. David Thomas Dir	2017	$0		$13,600	(2)					$13,600
	2016	$0		$0						$0

Kenneth C. Wiedrich. CFO(2)	2017	$24,000	-	$13,600	(3)	-	-	-	-	$37,600
	2016	$24,000	-	$35,000	(4)	-	-	-	-	$59,000

(1)	Resigned January 25, 2018. Stock award value based on the award of 50,000 shares of common stock.
(2)	Resigned August 2, 2017.
(3)	Stock award value based on the award of 20,000 shares of common stock
(4)	Stock award value based on the award of 28,000 shares of common stock

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following tables set forth, as of the date of this Annual Report, the beneficial ownership of Common Stock for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (3) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock.  As of June 8, 2018, there were 34,930,339 shares of Common Stock outstanding.  Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Shareholder (1)	Beneficial Ownership	Percent of Class (2)
Jae Cheol James Oh	12,898,600	36.9%
Hong Rae Kim	915,200	2.6%
Jae Ho Cho	0	0%
Officers and Directors as a Group (3 persons)	12,898,600	36.9%

(1) The address for all officers, directors and beneficial owners is 312-3, Yangjae-dong, Seocho-gu, Seoul, Korea.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On July 21, 2014, Michael J. Rapport, the Company’s former Chief Executive Officer, sole director, and controlling shareholder, advanced the Company a $100,000 long term unsecured loan with a 1.5% interest rate per annum, due no later than July 21, 2017. The loan is convertible into common shares of the Company at any time after the second year’s anniversary at a price based upon either: a) The price of its most recent private placement offering, closest to the time of conversion; or b) if the Company’s common stock is then publicly-traded, the bid price of its common stock on the closing day of the conversion. For the period ended December 31, 2017, the Company accrued $1,500 of interest on this note. For the year ended December 31, 2016, the Company accrued $1,504 on this same note. The accrued amount is included in accounts payable and accrued liabilities on the balance sheet.  Mr. Rapport has extended the due date of the note to December 31, 2017.

Michael J. Rapport also advanced the Company $10,000 on April 21, 2014; $8,000 on June 13, 2014; $20,000 on June 2, 2015; $30,000 on July 2, 2015; and $40,000 on August 25, 2015, for a total amount advanced of $108,000. All of these payments are secured by 8% interest bearing notes that are due on April 21, 2015, June 13, 2015, June 2, 2016, July 2, 2016, and August 25, 2016, respectively. As of June 30, 2016, four of the five notes totaling $108,000 were past due. On July 30, 2016, Michael J. Rapport exchanged the 5 notes, 4 of which were past due, for a single note. The 5 notes total $108,000 and are replaced by a single note for $118,603, which includes the original principal of $108,000 plus $10,603 of accrued interest. The new note has a term of one year and will bear interest at per annum rate of 6% instead of the 8% per annum rate on the old notes. For the year ended December 31, 2017, the Company accrued $7,116 of interest for this note. For the year ended December 31, 2016, the Company had an accrued balance of $3,002 interest for the notes due Mr. Rapport. Mr. Rapport has extended the note to December 31,2017

Michael J. Rapport paid for a new piece of equipment for the brewery on June 15, 2016, in the amount of $17,496. A separate 8% interest bearing note was drawn up for this amount. For the year ended December 31, 2017, the Company accrued interest on this note in the amount of $1.400.   The Company accrued interest in the amount of $763 has been recorded as of the year ended December 31, 2016.  Mr. Rapport has extended the note to December 31,2017

On July 27, 2016, Mr. Rapport’s loaned the Company $250,000. The note is unsecured, has a term of one year and bears interest at the rate of 4% per annum. For the year ended December 31, 2017 the Company accrued interest in the amount of $10,000.  For the year ended December 31, 2016, the Company accrued $4,301 of interest for this note.  Mr. Rapport has extended the due date of this note to December 31, 2017, as well.

On October 1, 2016, Mr. Rapport executed a note in the amount of $400,000 with EBC Public House. The note is unsecured and has a one-year term and bears interest at the rate of 3% per annum. The note is an installment note to provide working capital as needed for EBC Public House for the Fullerton Restaurant.  On October 6, 2017, Mr. Rapport executed a one-year installment note for an additional $100,000 bearing interest at 3% per annum, bringing the total of the installment notes to $500,000.  During the year ended December 31, 2017, EBC Public House drew done these notes by $354,980 bringing the total amount drawn on the note to $473,078. The accrued interest for the year ended December 31, 2017, is $6,757. During the year ended December 31, 2016, EBC Public House had 5 different draws against the note for a total of $118,098 and recorded $709 in accrued interest. The balance of the note as of December 31, 2017, is $473,078 and the total amount of accrued interest on the note is $7,467.

On March 2, 2017 Mr. Rapport’s loaned the Company $20,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $999 of interest for this note.

On March 6, 2017, Mr. Rapport’s loaned the Company $120,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $5,918 of interest for this note.

On April 1, 2017, Mr. Rapport executed a note in the amount of $85,000 with EBC Public House for the advance of funds to purchase a Food Truck with the EBC Public House brand on it. The note has a three-year term and will be secured by the truck and bear interest at the rate of 3% per annum. As of the year ended December 31, 2017, EBC Public House accrued interest on the note in the amount of $1,958.

On April 1, 2017, Mr. Rapport advance EBC Public House $1,617 to purchase equipment for the Food Truck. The note is unsecured and has a one-year term and bears interest at the rate of 3% per annum. As of the year ended December 31, 2017, EBC Public House accrued interest on the note in the amount of $37.

On June 26, 2017, Mr. Rapport executed a note in the amount of $250,000 with EBC Public House. The note is unsecured and has a one-year term and bears interest at the rate of 3% per annum. The note is an installment note to provide working capital as needed for EBC Public House - Huntington Beach Restaurant. On August 11, 2017, Mr. Rapport executed an additional note in the amount of $300,000 with EBC Public House. The note is unsecured and has a one-year term and bears interest at the rate of 3% per annum. The note is also an installment note to provide working capital as needed for EBC Public House- Huntington Beach Restaurant.  On October 13, 2017, Mr. Rapport executed a new one-year installment note for an additional $400,000t bearing interest at the rate of 3% per annum bringing the total amount of the three notes to $950,000.  During the year ended December 31. 2017, EBC Public House drew done these notes in the amount of $909,156. The accrued interest on this notes for the year ended December 31, 2017, is $10,677.

On August 2, 2017, Mr. Rapport’s loaned the Company $25,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $621 of interest for this note.

On August 24, 2017, Mr. Rapport’s loaned the Company $40,963. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $869 of interest for this note.

On August 31, 2017, Mr. Rapport’s loaned the Company $25,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $501 of interest for this note.

On September 11, 2017, Mr. Rapport’s loaned the Company $13,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $237 of interest for this note

On November 5, 2017, Mr. Rapport’s loaned the Company $24,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $221 of interest for this note

Accrued Interest

For the year ended December 31, 2017, the Company accrued interest of $48,724 on the notes due to Mr. Rapport. For the year ended December 31, 2016, the Company accrued interest of $12,450 pertaining to all the notes due to Mr. Rapport.

Item 14. Principal Accountant Fees and Services

Kenne Ruan, CPA, P.C. was the Company’s independent registered public accounting firm from inception through 2014, and through January 21, 2015, and again from September 4, 2015 to the present. Set below are aggregate fees billed by Mr. Ruan for professional services rendered for the year ended December 31, 2016 and 2017.

Audit Fees

The fees for the audit and review services billed and to be billed by Kenne Ruan CPA, P.C. for the years ended December 31, 2016, and 2017 are $33,200 and $38,000, respectively.

Audit Related Fees

None

Tax Fees

The Company has paid Lucas, Horsfall, Accountants $5,000 for preparation of taxes for the year ended December 31, 2016, and $5,000 for the year ended December 31, 2017.

PART IV
ITEM 15. EXHIBITS

Number	Description
2.1	Agreement of Merger and Plan of Reorganization among Evans Brewing Company, Inc., I-ON Communications Co., Ltd. and I-ON Acquisition Corp. (1)
2.2	Spin-Off Agreement among Evans Brewing Company, Inc., Michael J. Rapport Trust, Evans Brewing Company, Inc. and EBC Public House, Inc. (2)
3.1	Certificate of Amendment to Certificate of Incorporation (2)
3.2	Articles of Incorporation of I-ON Communications Co., Ltd. (Translated from Korean)(2)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1
Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	I-ON Communications Co., Ltd. Company Profile (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2017.
(2)	Incorporated by reference to the Current Report on Form 8-K filed on February 1, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 8, 2018

I-ON COMMUNICATIONS CORP.

By:	/s/ Jae Cheol James Oh
Name: Jae Cheol James Oh
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive , Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

June 8, 2018
/s/ Jae Cheol James Oh
Name: Jae Cheol James Oh
Title: Chairman, Chief Executive Officer and Chief Financial officer
(Principal Executive , Financial and Accounting Officer)

June 8, 2018	/s/ Hong Rae Kim
Name: Hong Rae Kim
Title: Executive Director

June 8, 2018	/s/ Jae Ho Cho
Name: Jae Ho Cho
Title: Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of I-ON Communications Corp., formerly known as Evans Brewing Company Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of I-ON Communications Corp., formerly known as Evans Brewing Company Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, has incurred recurring net losses and negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/Kenne Ruan, CPA, P.C.

We have served as the Company’s auditor since 2015.

Woodbridge, Connecticut

June 8, 2018

I-ON COMMUNICATIONS CORP.
f/k/a EVANS BREWING COMPANY, INC
CONSOLIDATED BALANCE SHEETS

ASSETS
	Audited December 31, 2017	Audited December 31, 2016
Current Assets
Cash	$-	$117,997
Accounts receivable	124,638	191,368
Misc. receivable	400,000	1,848
Inventory	290,547	240,170
Deposits- short term	47,203	10,300
Prepaid expense	25,600	10,567
Total Current Assets	887,988	572,250
Fixed Assets
Property, plant and equipment, net	1,597,120	1,229,141
Total Fixed Assets	1,597,120	1,229,141
Other Assets
Liquor License	135,968	50,000
Deferred tax asset	11,689	11,668
Deposits	67,500	72,100
Total Other Assets	215,157	133,768
Total Assets	$2,700,265	$1,935,159

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	30,976	-
Accounts payable	387,845	150,225
Accrued interest	61,222	12,450
Accrued salary	54,832	34,873
Deferred revenue- gift cards	14,215	3,295
Payable - credit cards	20,417	3,739
Refundable deposits	96,684	107,567
Auto loan- current portion	-	4,672
Note payable -current portion	33,424	75,198
Notes payable- line of credit	268,041	43,000
Notes to related party	2,222,913	604,197
Total Current Liabilities	3,190,570	1,039,216
Long Term Liabilities
Auto loan- long term portion	-	2,092
Notes payable- long term portion	-	31,333
Convertible note payable to related party	-	-
Deferred tax liability	11,689	11,668
Total Long Term Liabilities	11,689	45,093
Total Liabilities	3,202,259	1,084,309

Stockholders’ Equity
Preferred stock, authorized 10,000,000 shares, series A, $0.0001 par value, 1,000,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	100	100
Common stock, authorized 100,000,000 shares, $0.0001 par value, 4,900,000 issued and outstanding as of December 31, 2017, and 4,757,463 shares issued and outstanding as of December 31, 2016	490	476
Additional paid in capital	3,510,977	3,412,311
Accumulated deficit	(4,013,561)	(2,562,037)
Total Stockholders’ Equity	(501,994)	850,850
Total Liabilities and Stockholders’ Equity	$2,700,265	$1,935,159

The accompanying notes are an integral part of these unaudited financial statements.

I-ON COMMUNICATIONS CORP.
f/k/a EVANS BREWING COMPANY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended Dec 31, 2017	For the Twelve Months Ended Dec 31, 2016

NET REVENUES	$2,336,804	$1,954,428
COST OF REVENUES	2,349,555	1,588,184
GROSS PROFIT	(12,752)	366,244

COSTS AND EXPENSES
Professional services	329,251	335,818
Administrative salaries	319,805	256,966
Selling expense	296,531	312,525
General and administrative expense	424,800	393,041
Total Operating Expenses	1,370,386	1,298,350

(Loss) from continuing operations	(1,383,138)	(932,106)

Other Income (Expense)
Other income	321	(23,352)
Interest expense	(63,138)	(4,961)
Total other income (expenses)	(62,816)	(193,213)

Net (loss) before income taxes	(1,445,954)	(1,125,319)

Income taxes	5,570	2,408
Net (Loss)	$(1,451,524)	$(1,127,727)

Earnings (loss) per share;
Basic	$(0.30)	$(0.24)

Weighted average number of shares outstanding	4,802,240	4,637,984

The accompanying notes are an integral part of these consolidated financial statements.

I-ON COMMUNICATIONS CORP.
f/k/a EVANS BREWING COMPANY, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Deficit	Total Stockholders Deficit

Balance December 31, 2015	-	-	4,469,863	447	2,084,345	(1,434,310)	650,481
Shares adjusted			600	-
Shares issued for cash			50,000	5	43,748		43,753
Shares issued for services			237,000	24	190,626		190,650
Pref shares issued for acquisition of PH	1,000,000	100			1,093,592		1,093,692
Net Loss for twelve months ending Dec 31, 2016						(1,127,727)	(1,127,727)
Balance Dec 31, 2016	1,000,000	100	4,757,463	476	3,412,311	(2,562,037)	850,850

Shares s issued for unclaimed shares that were lost			16,830	2	(2)
Shares issued for services			125,707	13	98,668		98,681
Net Loss for twelve months ending December 31, 2017						(1,451,524)	(1,451,524)
Balance Dec 31, 2017	1,000,000	100	4,900,000	491	3,510,977	(4,013,561)	(501,993)

The accompanying notes are an integral part of these consolidated financial statements.

I-ON COMMUNICATIONS CORP.
f/k/a EVANS BREWING COMPANY, INC
STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended Dec 31, 2017	For the Twelve Months Ended Dec 31, 2016
Cash Flows from Operating Activities:
Net Loss	$(1,451,524)	$(1,127,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182,421	90,896
Stock based compensation	98,680	190,650
Liquor License	(85,968)	(50,000)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Inventory	(50,377)	(61,356)
(Increase) Decrease in prepaids	(15,033)	433
(increase) Decrease in prepaid deposits	(32,303)	52,600
(Increase) decrease in accounts receivable	(331,422)	29,142
Increase (decrease) in refundable deposits	(10,883)	(7)
Increase (decrease) in accounts payable	237,620	(20,856)
Increase (decrease) in accrued expenses	96,329	41,874
Net Cash Used in/by Operating Activities	(1,362,460)	(854,351)

Cash Flows from Investing Activities:
Property and equipment	(550,400)	(850,998)
Net Cash Provided for Investing Activities	(550,400)	(850,998)

Cash Flows from Financing Activities:
Bank overdrafts	30,976	-
Payments on notes payable	(79,871)	(78,688)
Proceeds from sale of stock	-	43,753
Proceeds from line of credit	225,041	43,000
Proceeds from notes payable	-	-
Preferred shares issued for Public House	-	1,093,692
Proceeds from notes payable-related parties	1,618,716	396,197
Net Cash Provided by Financing Activities	1,794,863	1,497,954

Net Increase (Decrease) in Cash	(117,997)	(207,395)
Cash at Beginning of Period	117,997	325,392
Cash at End of Period	$-	$117,997

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	15,042	908
Taxes	3,300	7,954
NON-CASH INVESTING AND FINANCING ACTIVITIES:

I-ON COMMUNICATIONS CORP.
f/k/a EVANS BREWING COMPANY, INC.
(Formerly ALPINE 3, INC.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2017, AND DECEMBER 31, 2016

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $4,013561. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had no cash equivalents as of December 31, 2017, and 2016.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. EBC performs continuing credit evaluations of customers and allowances are maintained for potential credit losses. EBC determined an allowance for doubtful accounts of $12,833 at December 31, 2017 and $12,791 for December 31, 2016, to be appropriate.

Misc. Receivables

For the year ended December 31, 2017, the Company recorded a miscellaneous receivable of $400,000.  This money is due from the landlord of the Huntington Beach restaurant based on the renovation agreement that was part of the signed lease.  The renovation agreement called for the landlord to reimburse Evans Brewing Company for the renovations of the leased property up to $400,000.  The renovations exceeded $400,000 and were completed in 2017.  Subsequent to the year end, on March 2,2018, The Company received the $400,000 from the landlord.

Inventories

Inventories are valued at the lower of cost or market. EBC regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality, and quality and reduces its cost basis when its review indicates a reduction in utility below the inventory’s carrying value. Inventories consisted of the following at December 31, 2017 and 2016:

	2017	2016
Restaurant inventory	$33,768	$25,097
Raw materials	45,834	38,403
Work in process	38,071	46,168
Finished goods	175,950	128,933
Keg inventory	13,424	18,069
Less: reserve for obsolete inventory	(16,500)	(16,500)

Total Inventory	$290,547	$240,170

Prepaid Expenses

For the year ended December 31, 2017, prepaid expense consists of $23,600 for prepaid rent and $2,000 in state income tax.  For the year ended December 31, 2016 the prepaid expense was $10,400 for prepaid state income tax and $167, for prepaid insurance.

Deposits

For the year ended December 31, 2017, the Company had total deposits of $114,703, consisting of a can deposit of $67,500, and security deposits of $47,200.  For the year ended December 31, 2016, the Company had deposits of $82,400, consisting of short-term deposits of $10,300 and long-term deposits of $72,100. This is made up of a can deposit of $67,500 for cans all of which is long term, and deposits of $14,900 for the restaurant. One half of the can deposit of $135,000 was returned during the year ended December 31, 2016, leaving a deposit balance of $67,500. The deposits that make up the $14,900 are; $9,200 deposit on the building rent which $4,600 is long term, $5,190 utility deposits, $260 deposit with the city of Fullerton for the patio, and $250 for a software deposit.

Liquor License

For the year ended December 31, 2017, the Company had Liquor licenses with a value of $135,968, consisting of a license for the Fullerton restaurant of $50,000 and a license for the Huntington Beach restaurant of $85,968.  With the acquisition of the Evans Public House Restaurant in 2016, the Company acquired a liquor license that it paid $50,000 for.  The value of the liquor licenses increase in value so it is not an item to amortize.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed by using the straight-line method over the estimated useful lives:

Building improvements	20 years
Leasehold improvements	10 years
Brewery equipment	3 - 20 years
Furniture and fixtures	5 years
Software	3 years
Vehicles	5 - 10 years

EBC capitalizes significant capital expenditures. Ordinary maintenance and repairs are charged to operations as expenses when incurred. When assets are sold or retired, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the income. Total depreciation expense for the years ended December 31, 2017, and 2016, was $182,422 and $90,896, respectively.

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

Refundable deposits

EBC distributes its draft beer in kegs that are owned by the Company. When a draft beer is shipped to the customer, the Company collects a refundable deposit and records a liability. Upon return of the keg, the deposit is refunded to the customer and the liability is reduced. As of December 31, 2017, and 2016, EBC had refundable deposits in the amounts of $96,684 and $107,567, respectively. EBC accounts for the loss, breakage, and deterioration of the kegs by crediting the customer’s deposits. The deposit approximates EBC’s cost of the keg. Any additional cost incurred for the loss, breakage, or deterioration of the kegs is then billed to the customer. Management periodically reviews its refundable deposits for any loss allowance on loss, breakage, or deterioration and has determined that no allowance was necessary as of December 31, 2017, and 2016.

Revenue Recognition

Revenue from product sales, are recognized when the products are picked up by individual customers or shipped to wholesale customers. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment of product or pickup has occurred, selling price is fixed or determinable and collection is reasonably assured. Product returns are allowed, but are rare according to historical records for past years. EBC continuously monitors and evaluates product returns. There was no allowance for product returns as of December 31, 2017, and 2016.

Sales Tax

EBC excludes from its sales all sales taxes assessed to its customers. Sales taxes assessed are recorded as accrued liabilities on the balance sheet until remitted to the state agencies.

Excise Tax

The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing fewer than two million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year. The state of California imposes excise taxes on the sale and distribution of beer at a rate of $0.20 per gallon. Excise taxes due to federal and state agencies are not collected from customers. For the years ended December 31, 2017 and 2016, excise taxes amounted to approximately $83,924 and $117038, respectively, which is treated as a Cost of Goods sold.

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

For federal tax purposes the Company’s 2014 through 2017 tax years remain open for examination by the tax authorities under normal three-year statute of limitations. Generally, for state tax purposes, the Company’s 2013 through 2017 tax years remain open for examination by the tax authorities under a four-year statute of limitations

Fair Value of Financial Instruments

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

Basic Loss Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

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

The FASB issued ASU 2015-11 in July 2015, to provide guidance on how an entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2017 and 2016:

	2017	2016

Brewery machinery and equipment	$787,596	$757,438
Keg asset	311,596	311,596
Restaurant fixtures and equipment	1,341,987	821,745
Software	4,320	4,320
Vehicles	63,097	63,097

	2,508,596	1,958,196

Accumulated depreciation	(911,476)	(729,055)

Property and equipment, net	$1,597,120	$1,229,141

NOTE 4 - NOTE PAYABLE

Note payable balance as of December 31, 2017, was $33,424, all of which is the current obligation. The balance as of December 31, 2016, was $106,531, with $75,199 being the current obligation and $31,333 being the long-term obligation. The breakdown of the notes is as follows:

	2017	2016
Note payable for the acquisition of 4300 kegs with the monthly principal obligation of $6,267	$33,424	$106,531

NOTE 5 - NOTES PAYABLE- LINE OF CREDIT

The Company established a line of credit with City National Bank in the amount of $300,000 with a variable interest rate that was 5.25% as of December 31, 2017.  The balance of the line of credit as of as of December 31, 2017, is $268,041.  The balance on this line of credit as of the year ended December 31, 2016 was $43,000.

NOTE 6 - NOTES PAYABLE - RELATED PARTY

On July 21, 2014, Michael J. Rapport, the Chief Executive Officer, sole director, and controlling shareholder of the Company, advanced the Company a $100,000 long term unsecured loan with a 1.5% interest rate per annum, due no later than July 21, 2017. The loan is convertible into common shares of the Company at any time after the second year’s anniversary at a price based upon either: a) The price of its most recent private placement offering, closest to the time of conversion; or b) if the Company’s common stock is then publicly-traded, the bid price of its common stock on the closing day of the conversion. For the period ended December 31, 2017, the Company accrued $1,500 of interest on this note. For the year ended December 31, 2016, the Company accrued $1,504 on this same note. The accrued amount is included in accounts payable and accrued liabilities on the balance sheet.  Mr. Rapport has extended the due date of the note to June 30, 2018.

Michael J. Rapport also advanced the Company $10,000 on April 21, 2014; $8,000 on June 13, 2014; $20,000 on June 2, 2015; $30,000 on July 2, 2015; and $40,000 on August 25, 2015, for a total amount advanced of $108,000. All of these payments are secured by 8% interest bearing notes that are due on April 21, 2015, June 13, 2015, June 2, 2016, July 2, 2016, and August 25, 2016, respectively. As of June 30, 2016, four of the five notes totaling $108,000 were past due. On July 30, 2016, Michael J. Rapport exchanged the 5 notes, 4 of which were past due, for a single note. The 5 notes total $108,000 and are replaced by a single note for $118,603, which includes the original principal of $108,000 plus $10,603 of accrued interest. The new note has a term of one year and will bear interest at per annum rate of 6% instead of the 8% per annum rate on the old notes. For the year ended December 31, 2017, the Company accrued $7,116 of interest for this note. For the year ended December 31, 2016, the Company had an accrued balance of $3,002 interest for the notes due Mr. Rapport. Mr. Rapport has extended the note to June 30, 2018.

Michael J. Rapport paid for a new piece of equipment for the brewery on June 15, 2016, in the amount of $17,496. A separate 8% interest bearing note was drawn up for this amount. For the year ended December 31, 2017, the Company accrued interest on this note in the amount of $1.400.   The Company accrued interest in the amount of $763 has been recorded as of the year ended December 31, 2016.  Mr. Rapport has extended the note to June 30, 2018

On July 27, 2016, Mr. Rapport’s loaned the Company $250,000. The note is unsecured, has a term of one year and bears interest at the rate of 4% per annum. For the year ended December 31, 2017 the Company accrued interest in the amount of $10,000.  For the year ended December 31, 2016, the Company accrued $4,301 of interest for this note.  Mr. Rapport has extended the due date of this note to June 30, 2018, as well.

On October 1, 2016, Mr. Rapport executed a note in the amount of $400,000 with EBC Public House. The note is unsecured and has a one-year term and bears interest at the rate of 3% per annum. The note is an installment note to provide working capital as needed for EBC Public House for the Fullerton Restaurant.  On October 6, 2017, Mr. Rapport executed a one-year installment note for an additional $100,000 bearing interest at 3% per annum, bringing the total of the installment notes to $500,000.  During the year ended December 31, 2017, EBC Public House drew done these notes by $354,980 bringing the total amount drawn on the note to $473,078. The accrued interest for the year ended December 31, 2017, is $6,757. During the year ended December 31, 2016, EBC Public House had 5 different draws against the note for a total of $118,098 and recorded $709 in accrued interest. The balance of the note as of December 31, 2017, is $473,078 and the total amount of accrued interest on the note is $7,467.

On March 2, 2017 Mr. Rapport’s loaned the Company $20,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $999 of interest for this note.

On March 6, 2017, Mr. Rapport’s loaned the Company $120,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $5,918 of interest for this note.

On April 1, 2017, Mr. Rapport executed a note in the amount of $85,000 with EBC Public House for the advance of funds to purchase a Food Truck with the EBC Public House brand on it. The note has a three-year term and will be secured by the truck and bear interest at the rate of 3% per annum. As of the year ended December 31, 2017, EBC Public House accrued interest on the note in the amount of $1,958.

On April 1, 2017, Mr. Rapport advance EBC Public House $1,617 to purchase equipment for the Food Truck. The note is unsecured and has a one-year term and bears interest at the rate of 3% per annum. As of the year ended December 31, 2017, EBC Public House accrued interest on the note in the amount of $37.

On June 26, 2017, Mr. Rapport executed a note in the amount of $250,000 with EBC Public House. The note is unsecured and has a one-year term and bears interest at the rate of 3% per annum. The note is an installment note to provide working capital as needed for EBC Public House - Huntington Beach Restaurant. On August 11, 2017, Mr. Rapport executed an additional note in the amount of $300,000 with EBC Public House. The note is unsecured and has a one-year term and bears interest at the rate of 3% per annum. The note is also an installment note to provide working capital as needed for EBC Public House- Huntington Beach Restaurant.  On October 13, 2017, Mr. Rapport executed a new one-year installment note for an additional $400,000t bearing interest at the rate of 3% per annum bringing the total amount of the three notes to $950,000.  During the year ended December 31. 2017, EBC Public House drew done these notes in the amount of $909,156. The accrued interest on this notes for the year ended December 31, 2017, is $10,677.

On August 2, 2017, Mr. Rapport’s loaned the Company $25,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $621 of interest for this note.

On August 24, 2017, Mr. Rapport’s loaned the Company $40,963. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $869 of interest for this note.

On August 31, 2017, Mr. Rapport’s loaned the Company $25,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $501 of interest for this note.

On September 11, 2017, Mr. Rapport’s loaned the Company $13,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $237 of interest for this note

On November 5, 2017, Mr. Rapport’s loaned the Company $24,000. The note is unsecured, has a term of one year and bears interest at the rate of 6% per annum. For the year ended December 31, 2017, the Company accrued $221 of interest for this note

Accrued Interest

For the year ended December 31, 2017, the Company accrued interest of $48,724 on the notes due to Mr. Rapport. For the year ended December 31, 2016, the Company accrued interest of $12,450 pertaining to all the notes due to Mr. Rapport.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

Preferred Stock –The Company issued 1,000,000 shares of preferred Series A stock to Michael J. Rapport on September 29, 2016, in exchange for all of the outstanding shares of EBC Public House. For the year ended December 31, 2017, the Company had 1,000,000 shares of preferred shares outstanding. During the fiscal year ended December 31, 2016, the Company had 1,000,000 shares of preferred shares outstanding.

Common Stock

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of December 31, 2017, and December 31, 2016, there are 4,900,000 and 4,757,463 shares issued and outstanding, respectively.

NOTE 8 - EARNINGS PER SHARE

Basic net income (loss) per share was computed using the weighted-average number of shares of common stock outstanding during the period. The following summarized the earnings per share:

	December 31, 2017	December 31, 2016
Weighted average number of shares	4,802,240	4,637,984

Net income (loss)	$(1,421,524)	$(1,127,727)

Net income (loss) per share	$(0.30)	$(0.24)

NOTE 9 - INCOME TAXES

The provision for income taxes consists of the following for the year ended December 31,

	2017	2016
Federal income tax at U.S statutory rate (34%)	$(493,518)	$(416,608)
State income tax	(333,845)	(104,893)
Add: change in valuation allowance	832,933	523,908

Total current deferred tax asset (liability)	$5,570	2,408

Deferred income taxes consist of the following for the year ended December 31,

	2017	2016
Bad debt provision	$5,116	$54,095
Reserve for obsolete inventory	6,573	6,573
Insurance claim receivable	-	-

Total current deferred tax asset (liability)	$11,689	$11,668

Net operating loss	$(1,584,948)	$(579,174)
Depreciation	-	-
(Valuation allowance)	1,698,372	567,506

Total long-term deferred tax asset (liability)	$(11,689)	$(11,668)

Deferred income taxes are provided for the temporary differences between the carrying values of the Company’s assets and liabilities for financial reporting purposes and their corresponding income tax basis. The temporary differences give rise to either a deferred tax asset or liability in the consolidated financial statements, which is computed by applying current statutory tax rates to taxable and deductible temporary differences based upon the classification (i.e. current or non-current) of the asset or liability in the consolidated financial statements which relates to the particular temporary difference. Deferred taxes related to differences which are not attributable to a specific asset or liability are classified in accordance with the future period in which they are expected to reverse and be recognized for income tax purposes. The long-term deferred tax assets are fully valued as of December 31, 2017.

As of December 31, 2017, and 2016, the components of the Company’s deferred tax assets and liabilities primarily consist of temporary differences attributable to differing methods of depreciation, insurance claim receivables, net operating losses, allowances for obsolete inventory, and reserves for bad debt.

EBC’s management used 34% and 25% rate to calculate the deferred tax assets and the current tax provision.  Because of the startup costs of EBC and the net operating losses earned by Bayhawk during the first few years in operation, the Company has had to pay very little federal income tax.  In 2016 the Company paid no federal income tax and will have no tax obligation for 2017 as well.

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

	For the Year Ended December 31,
	2017	2016
Sales
Brewery and Malt liquor operations	$1,471,560	$1,735,512
Evans Public Restaurant	865,243	218,916
Corporate	-	-
	$2,336,804	$1,954,428

Gross Profit
Brewery and Malt liquor operations	$174,225	$401,359
Evans Public Restaurant	(186,977)	(35,116)
Corporate	-	-
	$(12,752)	$366,244

Income (Loss) from operations
Brewery and Malt liquor operations	$(328,134)	$(483,423)
Evans Public Restaurant	(852,677)	(234,415)
Corporate	(197,327)	(214,267)
	$(1,383,138)	$(932,106)

Interest expense
Brewery and Malt liquor operations	$27,140	$12,892
Evans Public Restaurant	19,330	835
Corporate	16,667	9,525
	$63,138	$23,252

Other income (expense)
Brewery and Malt liquor operations	$321	$(4,961)
Evans Public Restaurant	-	(165,000)
Corporate	-	-
	$321	$(169,961)

Net income (loss)
Brewery and Malt liquor operations	$(357,223)	$(502,784)
Evans Public Restaurant	(878,608)	(401,150)
Corporate	(215,694)	(223,792)
	$(1,421,524)	$(1,127,727)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates out of three buildings in Irvine, California, and Santa Ana, California, under non-cancelable leases expiring between July 31, 2017, and January 31, 2019.

Total lease expense paid during the year ended December 31, 2017 and the year ended December 31, 2016, was $83,161 and $83,161, respectively.

Minimum future lease payments are as follows:

2018	33,889
2019	2,824

Total	$36,713

With the acquisition of EBC Public House, the Company acquired another lease. The lease for the Restaurant in Fullerton is for 5 years with 5-year options. The lease began on August 1, 2015 and expires on July 31, 2020.

Total lease expense paid during the year ended December 31, 2017, and the year ended December 31, 2016, was $41,400 and $41,400, respectively.

Minimum future lease payments are as follows:

2018	41,400
2019	41,400
2020	24,150

$106,950

EBC Public House is in the process of adding another restaurant in Huntington Beach and has acquired another lease as a result. The lease for the Restaurant in Huntington Beach is for 5 years with 5-year options. The lease began on January 1, 2017 and expires on December 31, 2021.

Total lease expense paid during the year ended December 31, 2017, and the year ended December 31, 2016, was $55,200 and $0, respectively.

Minimum future lease payments are as follows:

2018	55,200
2019	55,200
2020	55,200
2021	55,200

$220,800

Notes payable commitment:

The Company purchased 4300 kegs that it had previously leased on a note payable with City National Bank.

Minimum future payments for keg assets note are as follows:

2018	33,424

$33,424

Litigation

The Company may be subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of the claims and litigation, if any, will not have a material adverse effect on the Company’s financial position.

NOTE 13 - CONCENTRATIONS

Cash

The Company maintains cash balances at financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures cash balances up to $250,000 per institution. As of December 31, 2017, the Company had no bank account that exceeded the insured amount. The Company normally has no problem with uninsured balances as its deposits are separated across financial institutions.

Accounts Receivable

At December 31, 2017, three customers accounted for approximately 56%, 27%, and 14%, respectively, of the Company’s accounts receivable. At December 31, 2016, three customers accounted for approximately 44%, 28%, and 9%, respectively, of the Company’s accounts receivable.

Accounts Payable

At December 31, 2017, five vendors accounted for approximately 36%, 8%, 3%, 3% and 3%, respectively, of the Company’s accounts payable. At December 31, 2016, five vendors accounted for approximately 32%, 12%, 7%, 6% and 3%, respectively, of the Company’s accounts payable. For the year ended December 31, 2017, four vendors accounted for approximately 36%, 4%, 4%, and 2% of total purchases. For the year ended December 31, 2016, two vendors accounted for approximately 44% and 8% of total purchases.

Sales

For the year ended December 31, 2017, four customers accounted for approximately 28%, 15%, 4, and 3%, respectively, of the Company’s sales. For year ended December 31, 2016, three customers accounted for approximately 35%, 20%, and 13%, respectively, of the Company’s sales.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through June 6, 2018, which is the date the financial statements were available to be issued.

1.
Subsequent to December 31, 2017, on January 25, 2018, the Company entered into an agreement of merger and plan of reorganization (“Merger Agreement”) with I-ON Communications, Ltd.  Pursuant to the terms of the Merger Agreement, Evans merged into, I-On Communications Ltd in a statutory reverse merger (“Merger”) and, I-On Communications Ltd is a surviving entity as a wholly-owned subsidiary of Evans. As a consideration for the Merger, Evans agreed to issue the shareholders of, I-On Communications Ltd an aggregate of 26,000,000 shares of common stock, par value $0.001 per share in accordance with the pro rata ownership of the Company’s capital stock. Following the Merger, Evans adopted the business plan of, I-On Communications Ltd in information technology consultancy and software development.  Immediately prior to the Merger, the Registrant had 4,900,000 shares of common stock issued and outstanding.  In connection with the Merger, the shareholders of Evans agreed to convert 1,000,000 shares of preferred stock and forgive $1,822,913 in unpaid advances in exchange for the spin-off of the Evans’ current operations. (“Spin-Off”) Following the consummation of the Merger, and upon the issuance of the shares from the Merger and the shares to be issued in connection with the Spin-Off, Evans will have approximately 32,000,000 shares of common stock issued and outstanding and the shareholders of I-On Communications Ltd will beneficially own 26,000,000 shares, or approximately eighty-one percent of such issued and outstanding common stock.

2.	Subsequent to the year ended December 31, 2017, on March 2, 2018 the $400,000 in Miscellaneous receivables was collected.