Form 10-Q
period 2018-03-31
I-ON Communications Corp.
filed 2018-06-19
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 333-206745

I-ON COMMUNICATIONS CORP.
(Exact name of registrant as specified in its charter)
(formerly known as Evans Brewing Company Inc.)

Delaware	46-3031328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15, Tehran-ro 10-gil, Gangam-gu, Seoul, Korea 06234
(Address of principal executive offices, including zip code)

+82-2-3430
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Company is a larger accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 19, 2018, the Registrant had 34,930,339 shares of common stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of I-ON Communications Corp. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I.  Financial Information

Item 1.	Financial Statements

I-ON Communications Co., Ltd and Subsidiary

Consolidated Balance Sheets

b

	March 31, 2018	December 31, 2017

ASSETS

Current assets:
Cash and cash equivalents	$643,698	$1,439,700
Restricted cash	1,781,528	1,795,781
Short-term financial instruments	772,621	746,687
Short-term loans	159,400	112,003
Accounts Receivables, net of allowance for doubtful accounts $756,812 and $667,886, respectively	3,053,913	4,014,388
Prepaid expenses and other current assets	571,040	537,402
Total current assets	6,982,200	8,645,961

Non-current assets:
Investments	264,661	136,271
Property and equipment, net	65,587	69,455
Intangible assets, net	73,631	74,642
Deposits	390,586	392,095
Deferred tax assets	809,267	879,957
Total non-current assets	1,603,732	1,552,420

Total Assets	$8,585,932	$10,198,381

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$702,372	$520,045
Accrued expenses and other	564,974	1,197,005
Value added tax payable	128,134	184,186
Income tax payable	18,918	-
Total current liabilities	1,414,398	1,901,236

Long term debt	281,294	280,007

Total liabilities	1,695,692	2,181,243

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; authorized 100,000,000 shares; 31,784,293 shares issued and outstanding at March 31, 2018 and 26,000,000 shares issued and outstanding at December 31, 2017, respectively	3,178	2,600
Additional paid-in-capital	3,236,200	3,212,037
Accumulated other comprehensive loss	410,618	274,468
Accumulated retained earnings	3,240,271	4,527,781
Total company stockholders’ equity	6,890,267	8,016,886
Non-controlling interests	(27)	252
Total stockholders’ equity	6,890,240	8,017,138

Total Liabilities and Stockholders’ Equity	$8,585,932	$10,198,381

See accompanying notes to consolidated financial statements.

I-ON Communications Co., Ltd and Subsidiary

Consolidated Statements of Income and Comprehensive Income

Periods ended March 31,	2018	2017

Net sales	$1,297,742	$2,321,885
Cost of goods sold	1,889,719	1,696,253
Gross (loss) profit	(591,977)	625,632

Operating expense
Research and development	308,672	308,430
General and administrative	500,751	502,436
Total operating expense	809,423	810,866

Loss from operations	(1,401,400)	(185,234)

Miscellaneous income (expense), net	167,000	(75,926)

Loss before provision for income taxes, net income or loss on equity investments in affiliates, and non-controlling interest	(1,234,400)	(261,160)

Provision for income tax	44,958	15,958

Net loss before loss on equity investments in affiliates and non-controlling interest	(1,279,358)	(277,118)

Loss on equity investments in affiliates	(8,152)	(25,744)

Net loss before non-controlling interest	(1,287,510)	(302,862)

Non-controlling interest	(279)	15

Net loss	$(1,287,789)	$(302,847)

Comprehensive income statement:
Net loss	$(1,287,510)	$(302,862)
Foreign currency translation	136,150	445,582
Total Comprehensive (loss) income	$(1,151,360)	$142,720

Earnings per share - Basic
Net loss before non-controlling interest	$(0.04)	$(0.01)
Non-controlling interest	(0.00)	0.00
Earnings per share to stockholders	(0.04)	(0.01)

Earnings per share - Diluted
Net loss before non-controlling interest	$(0.04)	$(0.01)
Non-controlling interest	(0.00)	0.00
Earnings per share to stockholders	(0.04)	(0.01)

Weighted average number of common shares outstanding:
Basic	31,784,293	26,000,000
Diluted	31,784,293	26,000,000

 See accompanying notes to consolidated financial statements.

I-ON Communications Co., Ltd and Subsidiary

Consolidated Statements of Cash Flows

Periods ended March 31,	2018	2017

Cash flows from operating activities:
Net loss	$(1,287,789)	$(302,847)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interest	(279)	15
Bad debt expense	-	8,489
Loss on equity investments in affiliates	8,152	25,744
Depreciation and amortization	13,259	91,092
Stock options expense	24,741	9,964
Foreign exchange gain	1,435	136,116

Changes in operating assets and liabilities:
Account receivable, net	1,112,705	322,639
Prepaid expenses and other current assets	(30,997)	57,070
Deposit	3,293	17,337
Deferred taxes	44,958	-
Account payable	39,891	(25,145)
Accrued expenses and other	(634,088)	(213,995)
Advanced receipts	-	(90,429)
Value added tax payable	(56,592)	(122,114)
Income tax payable	18,816	-
Net cash used in operating activities	(742,495)	(86,064)

Cash flows from investing activities:
Purchases of short-term investments	-	(259,902)
Purchases of property and equipment	(5,008)	(57,072)
Purchases of patent	(2,739)	(5,317)
Purchases of other intangible assets	-	(51,031)
Borrowings from short-term loans	(46,629)	-
Net cash used in investing activities	(54,376)	(373,322)

Cash flows from financing activities:
Net use of government grants	-	(240,175)
Repayments of loans payable	-	(43,300)
Net cash used in investing activities	-	(283,475)

Effect of foreign currency translation on cash and cash equivalents	(13,384)	248,105

Net decrease in cash and cash equivalents	(810,255)	(494,756)

Cash and cash equivalents including restricted cash, beginning of period	$3,235,481	3,627,979

Cash and cash equivalents including restricted cash, end of period	$2,425,226	$3,133,223

Supplemental disclosure of cash flow information:
Interest paid	$1,892	$2,968
Taxes paid	$-	$9,699

See accompanying notes to consolidated financial statements.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 1 – Organization and Operations

I-ON Communications Co., Ltd (“the Company”) was incorporated on July 5, 1999, and is engaged in developing and supplying computerized system. The corporate headquarter is located at 15 Teheran-ro 10-gil Gangnam-gu Seoul, South Korea.  The Company provides enterprise content management services to customers primarily in Korea, Japan and Indonesia, by developing industry-leading products such as ICS (web content management system), iDrive (e-document management system), LAMS (load aggregator’s management system), e.Form (mobile contract system), IDAS (digital asset management system) and ICE (content delivery system).

I-ON, Ltd is the Japanese subsidiary of the Company incorporated in 2002. The total assets of I-ON, Ltd is approximately $144,000. The Company has 99.5% ownership of I-ON, Ltd. PT ION-soft is the Indonesian affiliate of the Company incorporated in October 2011. The Company has 20% of ownership of PT I-ON-soft, which is accounted for under the equity method.

Note 2 – Summary of Significant Accounting Policies

The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who is responsible for integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements. The accompanying consolidated financial statements and the notes hereto are reported in US Dollars.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of I-ON Communication Co., Ltd. and its 99.5% owned subsidiary, I-ON, Ltd. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

The consolidated financial statements were prepared and presented in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. Non-controlling interests represent the portion of earnings that is not within the parent Company’s control. These amounts are required to be reported as equity instead of as a liability on the consolidated balance sheet. ASC requires net income or loss from non-controlling minority interests to be shown separately on the consolidated statements of operations.

The Company is also required to consolidate any variable interest entities (VIEs), of which it is the primary beneficiary, as defined.  Based on the Company’s analysis pursuant to ASC 810-10-25, Consolidations, the Company does not have any VIEs that need to be consolidated at this time. When the Company does not have a controlling interest in an entity, but exerts a significant influence over the entity, the Company would apply the equity method of accounting.

Foreign Currency Transaction and Translation

The Company’s principal country of operations is Korea.  The financial position and results of operations of the Company are determined using the local currency, Korean Won (“KRW”), as the functional currency.

The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, are initially recorded using its local currency, Japanese Yen (“JPY”). Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. All differences are reflected in profit or loss. As of March 31, 2018 and December 31, 2017, the exchange rate was JPY 10.10 and JPY 9.49 per KRW, respectively. The average exchange rate for the periods ended March 31, 2018 and 2017 was JPY 9.89 and JPY 10.15 per KRW, respectively.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Foreign Currency Transaction and Translation (continued)

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date.  The results of operations are translated from KWR to US Dollar at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are dealt with as a component of accumulated other comprehensive income.  Translation adjustments net of tax were a net gain of $136,150 and $445,582 for the three-months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, the exchange rate was KRW 1,066.50 and KRW 1,071.40 per US Dollar, respectively.  The average exchange rate for the three months ended March 31, 2018 and 2017 was KRW 1,072.29 and KRW 1,154.28, respectively.

Segment Reporting

FASB ASC 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief decision maker.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Segment Reporting (continued)

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

	March 31, 2018	March 31, 2017
Korea
Current assets	$7,181,043	$7,688,075
Non-current assets	1,479,647	1,415,277
Current liabilities	1,403,043	1,072,608
Non-current liabilities	281,294	268,793
Net Sales	1,154,316	2,203,916

Japan
Current assets	$144,074	$209,333
Non-current assets	291	274
Current liabilities	11,354	209,607
Non-current liabilities	-	-
Net Sales	143,427	117,970

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Restricted Cash

Restricted cash represents cash deposits which is restricted by the financial institutions for the loans the financial institutions having with the Company’s chief executive officer. The loans with the financial institutions are amounted to approximately $1,631,505 and $1,576,920 at March 31, 2018 and 2017, respectively, and expires on various days during 2018 and 2019, unless extended. The loans, bearing various interest rates, are guaranteed by the Company and the restricted cash deposits of the Company are provided to the financial institutions as collateral. The Company’s chief executive officer pays interest from the loans without any default at March 31, 2018 and 2017. The amount of restricted cash as of March 31, 2018 and 2017 was $1,781,528 and $1,723,860, respectively.

This arrangement could be considered as a violation of Section 402 of the Sarbanes-Oxley Act of 2002 amended the Securities Exchange Act of 1934 to prohibit U.S. and foreign companies with securities traded in the United States from making, or arranging for third parties to make, nearly any type of personal loan to their directors and executive officers. Violations of the Sarbanes-Oxley loan prohibition are subject to the civil and criminal penalties applicable to violations of the Exchange Act.

Short-Term Loans

The Company had short-term loan receivables from third-parties with interest bearing 5 to 9% per annum that expire in 2018, unless extended.  Interest income were $12,798 and $12,062 for the three-months ended March 31, 2018 and 2017, respectively.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)
Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development cost for three months ended March 31, 2018 and 2017 were $308,672 and $308,430, respectively.

Severance and Retirement Benefits

In accordance with the Korean Labor Standard Law, employees and directors with at least one year of service are entitled to receive a lump-sum payment upon termination of their employment, based on their length of service and rate of pay at the time of termination. Accrued severance benefits represent an amount which would be payable assuming all eligible employees and directors were to terminate their employment as of the balance sheet date. The annual severance benefits expense charged to operations is calculated based upon the net change in the accrued severance benefits payable at the balance sheet date based on the guidance of FASB ASC 960, Accounting – Defined Benefit Pension Plans.

The Company’s retirement pension plan is a defined contribution plan, and the Company pays the defined contribution regardless of the results of the operation of the plan. The Company recognizes the contributions to be paid in the current accounting period as retirement benefits expense. The amounts recognized as costs related to defined contribution plans for three-months ended March 31, 2018 and 2017 were $119,488 and $101,575, respectively.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At March 31, 2018 and December 31, 2017, the amounts were deemed to be immaterial.

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB ASC 360, Property, Plant, and Equipment and FASB ASC 205 Presentation of Financial Statements.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company had not experienced impairment losses on its long-lived assets and intangible assets during any of the periods presented.

Earnings Per Share

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations. Basic earnings (loss) per share are computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Fair Value Measurements

The Company follows FASB ASC Topic 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

ASC 820 establishes a hierarchy of valuation inputs based on the extent to which the inputs are observable in the marketplace. Observable inputs reflect market data obtained from sources independent of the reporting entity and unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available.

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

The following describes the hierarchy of inputs used to measure fair value and the primary valuation methodologies used by the Company for financial instruments measured at fair value on a recurring basis.

The three levels of inputs are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities that the Company has an ability to access as of the measurement date.

Level 2
Inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the same term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash and cash equivalents, restricted cash, short-term financial instruments, short-term loans, accounts receivable, investments, accounts payables and debt. The carrying values of these financial instruments approximate their fair value due to their short maturities.  The carrying amount of our debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Advertising

Costs associated with advertising and promotions are expensed as incurred. Advertising expense amounted to $7,817 and $22,747 for three-months ended March 31, 2018 and 2017, respectively.

Non-controlling Interests

Non-controlling interests are measured at their proportionate share of the acquiree’s identifiable net assets at the acquisition date.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Value Added Tax

National Tax Service in Korea administered Value Added Tax under the Tax Reform Act of 1976 promulgated by the National Assembly. Value added tax is imposed on goods sold in or imported into Korea and on services provided within Korea. Value added tax in Korea is charged on an aggregated basis at a rate of 10% on the full price collected for the goods sold or for the taxable services provided. Value added tax paid for the three-months ended March 31, 2018 and 2017 were $127,442 and $52,950, respectively.

Recent Accounting Pronouncement

Pronouncements adopted in 2018

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation and disclosure of financial instruments. Among other things, ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (v) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vi) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating ASU 2016-01 to determine the potential impact to its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which includes multiple provisions intended to simplify various aspects of accounting for share-based payments.  The new guidance will require entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled.  It also will allow entities to make a policy election to account for forfeitures as they occur.  ASU 2016-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We do not expect this standard will have a significant impact on our consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) (“ASU 2016-11”) which clarifies guidance on assessing whether an entity is a principal or an agent in a revenue transaction.  This conclusion impacts whether an entity reports revenue on a gross or net basis.  ASU 2016-11 is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. Adoption of this ASU is not expected to have a significant impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”).  Stakeholders indicated that there is a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU is not expected to have a significant impact on our consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-1, Clarifying the Definition of a Business (Topic 805) (“ASU 2017-1”). The new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606.  The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years. Adoption of this ASU is not expected to have a significant impact on our consolidated results of operations, cash flows and financial position.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting (Topic 718) (“ASU 2017-09”). The guidance clarifies the accounting for when the terms of a share-based award are modified. The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years, with early adoption permitted. This new guidance would only impact our consolidated financial statements if, in the future, we modified the terms of any of our share-based awards.

Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Lease (Topic 842) (“ASU 2016-02”) which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard.  ASU 2016-02 is effective for fiscal years beginning after December 18, 2018, including interim periods within those fiscal years.  We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”) clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. Adoption of this ASU is not expected to have a significant impact on our consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-12”).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2016-12 provides clarification on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350) (“ASU 2017-04”).   The guidance removes “Step Two” of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those years, with early adoption permitted.  We do not expect this ASU to have a significant impact on our consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815) (“ASU 2017-11”). The guidance eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. Our warrants issued with our convertible notes are treated as derivative instruments, because they include a “down round” feature. The ASU is effective for annual periods beginning after December 15, 2018, and for interim periods within those years, with early adoption permitted. Early adoption of this guidance could have a significant impact on our financial statements, as it would effectively eliminate the warrant derivative liability and the gain or loss from changes in the fair value of the warrant derivative liability. We do not expect this ASU to have a significant impact on our consolidated financial statements and related disclosures.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 3 – Merger and Plan of Reorganization

On January 25, 2018, The Company entered into an agreement of merger and plan of reorganization (“Merger Agreement”) with Evans Brewing Company, Inc. (“Evans”), current registrant in the Securities and Exchange Commission. Pursuant to the terms of the Merger Agreement, Evans merged into the Company in a statutory reverse merger (“Merger”) and the Company is a surviving entity as a wholly-owned subsidiary of Evans. As a consideration for the Merger, Evans agreed to issue the shareholders of the Company an aggregate of 26,000,000 shares of common stock, par value $0.0001 per share in accordance with the pro rata ownership of the Company’s capital stock. Following the Merger, Evans adopted the business plan of the Company in information technology consultancy and software development.

Immediately prior to the Merger, the Registrant had 4,784,293 shares of common stock issued and outstanding.  In connection with the Merger, the shareholders of Evans agreed to convert 1,000,000 shares of preferred stock and forgive $1,000,000 in unpaid advances in exchange for the spin-off of the Evans’ current operations. (“Spin-Off”) Following the consummation of the Merger, and upon the issuance of the shares from the Merger and the shares to be issued in connection with the Spin-Off, Evans will have approximately 32,000,000 shares of common stock issued and outstanding and the shareholders of the Company will beneficially own 26,000,000 shares, or approximately eighty-one percent of such issued and outstanding common stock. The Company's shares as of December 31, 2017 have been retroactively restated to reflect the share exchange of the merger.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 5 – Long-term Debt

Long-term debt consisted of the following:

	March 31, 2018	December 31, 2017
A note payable to a financial institution bearing interest rate at 2.81% as of March 31, 2018 and at 2.64% as of December 31, 2017, and guaranteed by the officer of the Company. The Company was required to make interest-only payments until December 2018, then monthly payments of both principal and interest from January 2019.	$281,294	$280,007
Total debt	$281,294	$280,007

Future minimum payments on debt consists of the following:

2019	$93,840
2020	$93,727
2021	$93,727
Total	$281,294

The long-term debts contain certain covenants, and the Company was in compliance with the covenants.

Note 6 – Line of Credit

The Company has lines of credit with financial institutions for total amount of $3,700,000 approximately that expires in various months in 2018, unless extended. There was no outstanding balance under the credit lines at March 31, 2018 and December 31, 2017. The lines of credit, bearing various interest rates are guaranteed by the officer of the Company.

The Company has an arrangement with its customers and a financial institution, in which the Company’s customers issue electronic invoices with the Company as the recipient. The Company can use these receivables as collaterals for loans up to approximately $5,300,000 as of March 31, 2018 and December 31, 2017, respectively. The Company receives its payments due when the customer fully pays the invoices to the financial institution. The interest rates vary depending on the Company’s customers’ credit ratings. The Company has no borrowings outstanding as of March 31, 2018 and December 31, 2017, respectively. The maturity date of the arrangement varies on the dates of the original transactions.

Note 7 – Investments

Equity Method

The Company applies the equity method for investments in affiliate, which a privately-held company where quoted market prices are not available, in which it has the ability to exercise significant influence over operating and financial policies of the affiliate. Significant influence is generally defined as 20% to 50% ownership in the voting stock of an investee. Under the equity method, the Company initially records the investment at cost and then adjusts the carrying value of the investment to recognize the proportional share of the equity-accounted affiliate’s net income (loss) including changes in capital of the affiliate.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 7 – Investments (continued)

Equity Method (continued)

The Company had the following equity investment accounted under the equity method:

	As of March 31, 2018 and December 31, 2017
Equity investee	Type of Shares Owned	Number of Shares Owned	Original Investment Amount	Equity Investment Ownership
PT IONSOFT	Common stock	160,000	$160,000	20%

The following is the roll-forward basis of equity investment accounted under the equity method:

	Year ended March 31, 2018
Equity investee	Beginning Equity Investment Basis	Proportional Share of the Equity Accounted Affiliate’s Net Income (loss)	Ending Equity Investment Basis
PT IONSOFT	$30,926	(8,152)	$22,774

	Year ended December 31, 2017
Equity investee	Beginning Equity Investment Basis	Proportional Share of the Equity Accounted Affiliate’s Net Income (loss)	Ending Equity Investment Basis
PT IONSOFT	$85,026	(54,100)	$30,926

Summarized audited financial information of significant equity investments in affiliate are as follows:

	March 31, 2018	December 31, 2017
Total current assets	$101,677	$48,483
Total assets	$284,982	$222,096
Total current liabilities	$328,095	$238,017
Total liabilities	$122,539	$332,453

Three-months ended March 31,	2018	2017
Net sales	52,987	141,096
Gross profit	(40,228)	141,096
Income from operations	(40,228)	(287,963)
Net income	(40,758)	(289,331)

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 7 – Investments (continued)

Available-for-sale securities

The Company’s investments also include privately-held companies, where quoted market prices are not available, and the cost method, combined with other intrinsic information, is used to assess the fair value of the investment.

The following table summarize the Company’s investment securities at March 31, 2018:

Company	Balance	Percentage of Ownership
4GRIT	$46,887	2.50%
E-channel	44,346	0.07%
KSFC	12,331	0.00%
Total investment securities	$103,564

The following table summarize the Company’s investment securities at December 31, 2017:

Company	Balance	Percentage of Ownership
4GRIT	$46,672	2.50%
E-channel	44,143	0.07%
KSFC	12,275	0.00%
Total investment securities	$103,090

Note 8 – Fair Value Measurements

The Company adopted the provisions of FASB ASC 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

The following tables summarize the Company’s fair value measurements by level at March 31, 2018 for the assets measured at fair value on a recurring basis:

March 31, 2018	Level 1	Level 2	Level 3
Available-for-sale securities	$-	$-	$103,564
Total assets at fair value	$-	$-	$103,564

The following tables summarize the Company’s fair value measurements by level at December 31, 2017 for the assets measured at fair value on a recurring basis:

December 31, 2017	Level 1	Level 2	Level 3
Available-for-sale securities	$-	$-	$103,090
Total assets at fair value	$-	$-	$103,090

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies

Royalty

On February 15, 2006, the Company agreed to provide the rights to Ashisuto to sell the products in the Japanese market. Per the agreement, the contract period is automatically extended by 5 years up to 20 years.
Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2020. The lease is automatically extended upon agreement of both parties. Future minimum rental payments under the non-cancelable operating leases for March 31, 2018 are as follows:

December 31,	Amount

2018	$156,674
2019	156,674
2020	117,506
Total	$430,854

Rent expense for all operating leases for the three-months ended March 31, 2018 and 2017 was $39,169 and $36,386.

Litigation

The Company is pending litigation against Financial News Corporation (“the defendant”), a Korea-based financial newspaper company. The Company and the defendant originally agreed upon an arrangement on February 2014 for the Company to provide services and receive payments upon completion of each stage of the contract. Per management, the defendant arbitrarily requested changes in terms of the agreement and delayed payments. The Company, as a plaintiff, is claiming damages. The management does not believe the case will have material adverse effect on the consolidated financial statements as of March 31, 2018.

Note 10 – Related Party Transactions

The following are material related party transactions that have occurred during March 31, 2018 and December 31, 2017, but because the consolidated financial statements are presented on a consolidated basis, the transactions and balances have been eliminated.

	March 31, 2018	December 31, 2017

Sales to affiliate	$-	$494,338
Receivable from affiliate	$-	$139,188

The Company receives loan guarantees from the chief executive officer with regards to its long-term borrowing, and the Company’s restricted cash provided as collateral to the Company’s chief executive officer’s loans.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 11 – Earnings Per Share

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of stock options outstanding (using the treasury method).

The following table sets forth the computation of basic and diluted net income per common share:

Periods ended	March 31, 2018	December 31, 2017

Net income (loss) before non-controlling interest	$(1,287,510)	$19,018
Non-controlling interest	(279)	91
Net income (loss)	(1,287,789)	19,109

Weighted-average shares of common stock outstanding:
Basic	31,784,293	26,000,000
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-
Diluted shares	31,784,293	26,000,000

Earnings per share - Basic
Net income (loss) before non-controlling interest	$(0.04)	$(0.01)
Non-controlling interest	(0.00)	0.00
Earnings per share to stockholders	(0.04)	(0.01)

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$(0.04)	$(0.01)
Non-controlling interest	(0.00)	0.00
Earnings per share to stockholders	(0.04)	(0.01)

No non-vested share awards or non-vested share unit awards were antidilutive for the three-months ended March 31, 2018 and 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. Except as required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited interim consolidated financial statements for the three and nine months ended March 31, 2018 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2018. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2017, as filed in our annual report on Form 10-KT.

The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this quarterly report.

Business Overview

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

Comparison of results of operations for the three months ended March 31, 2018 as Compared to the three months ended March 31, 2017

Revenues

During the three month period ended March 31, 2018, total revenues were $1,297,742 compared to $2,321,885 for the same period ending March 31, 2017.  Customers included Samsung SDS, POSCO ICT, AXA, and KBS during the period.  The decline in revenue was attributable to delayed launch of certain project implementations, timing of revenue recognition, which were carried over into the June 30, 2018 period, and the Company's focus on new product launches and related marketing spend.  The Company also believes that seasonality and uncertain geopolitical environment partially contributed to the year over year decline in new project wins.

Operating Expenses:

Operating expenses for the period ended March 31, 2018, were $809,423 compared to $810,866 or the period ended March 31, 2017.  Research and development comprised of $308,672 out of the total during the period compared to $308,430 during the same 2017 period.

Other Income (Loss):

Miscellaneous income during the period ended March 31, 2018 was $167,000 compared to a loss of $75,926 during the prior year period.  Pretax loss during the period came in at $1,234,400 versus a loss of $261,160 in comparable 2017 period.

Net Loss:

Net loss from operations for the period ended March 31, 2018 was $1,287,789 compared to a loss of $302,877 for the period ended March 31, 2017. The net loss for the March 31, 2018 period was made up of a loss from operations of $1,234,400, plus losses of over $8,152 in equity investments.  Provision for income taxes was $44,958 during the period versus $15,958 paid during the same period in 2017.

Liquidity and Capital Resources

At March 31, 2018, the Company had cash and cash equivalents of $3,197,847.  We estimate that we will require up to $3,000,000 of capital for the next twelve months of operations. We estimate that our expenses will be comprised primarily of general expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our unaudited interim condensed consolidated financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management.  Management has carefully considered the recently issued accounting pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 4.	Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission (“SEC”) rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive and Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2018, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

Management is currently evaluating remediation plans for the above control deficiencies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the nine months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2.	Unregistered Sales of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 19, 2018	I-ON COMMUNICATIONS CORP.

	By:	/s/ Jae Cheol James Oh
Jae Cheol James Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)