Form 10-Q
period 2018-06-30
I-ON Communications Corp.
filed 2018-08-14
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

+82-2-3430-1200
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the Company is a larger accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2018, the Registrant had 31,784,293 shares of common stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of I-ON Communications Corp. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I.  Financial Information

Item 1.	Financial Statements

I-ON Communications Co., Ltd and Subsidiary

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017

ASSETS

Current assets:
Cash and cash equivalents	$1,105,639	$1,439,700
Restricted cash	1,693,858	1,795,781
Short-term financial instruments	734,599	746,687
Short-term loans	69,537	112,003
Accounts Receivables, net of allowance for doubtful accounts $719,568 and $667,886, respectively	2,177,502	4,014,388
Deferred tax assets	150,252	-
Prepaid expenses and other current assets	715,839	537,402
Total current assets	6,647,226	8,645,961

Non-current assets:
Investments	240,689	136,271
Property and equipment, net	55,910	69,455
Intangible assets, net	74,767	74,642
Deposits	356,879	392,095
Deferred tax assets	655,533	879,957
Total non-current assets	1,383,778	1,552,420

Total Assets	$8,031,004	$10,198,381

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$458,888	$520,045
Accrued expenses and other	821,137	1,197,005
Value added tax payable	102,868	184,186
Income tax payable	25,131	-
Government grants outstanding	23,081	-
Total current liabilities	1,431,105	1,901,236

Long term debt	490,327	280,007

Total liabilities	1,921,432	2,181,243

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; authorized 100,000,000 shares; 31,784,293 shares issued and outstanding at June 30, 2018 and 26,000,000 shares issued and outstanding at December 31, 2017, respectively	3,178	2,600
Additional paid-in-capital	3,251,651	3,212,037
Accumulated other comprehensive loss	95,168	274,468
Accumulated retained earnings	2,759,898	4,527,781
Total company stockholders’ equity	6,109,895	8,016,886
Non-controlling interests	(323)	252
Total stockholders’ equity	6,109,572	8,017,138

Total Liabilities and Stockholders’ Equity	$8,031,004	$10,198,381

See accompanying notes to consolidated financial statements.

I-ON Communications Co., Ltd and Subsidiary

Consolidated Statements of Income and Comprehensive Income

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2018	2017	2018	2017

Net sales	$1,303,479	$2,300,614	$2,601,221	$4,622,499
Cost of goods sold	1,181,413	1,314,693	3,071,132	3,010,946
Gross (loss) profit	122,066	985,921	(469,911)	1,611,553

Operating expense
Research and development	269,784	283,613	578,456	592,043
General and administrative	467,592	471,664	968,343	974,100
Total operating expense	737,376	755,277	1,546,799	1,566,143

Income (loss) from operations	(615,310)	230,644	(2,016,710)	45,410

Miscellaneous income (expense), net	123,987	39,341	289,653	(36,585)

Income (loss) before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	(491,323)	269,985	(1,727,057)	8,825

Provision for (benefit from) income tax	(19,631)	45,438	25,327	61,396

Net income (loss) before loss on equity investments in affiliates and non-controlling interest	(471,692)	224,547	(1,752,384)	(52,571)

Loss on equity investments in affiliates	(10,547)	(18,701)	(18,698)	(44,445)

Net income (loss) before non-controlling interest	(482,239)	205,846	(1,771,082)	(97,016)

Non-controlling interest	(406)	(443)	(553)	(428)

Net income (loss)	$(481,833)	$206,289	$(1,770,529)	$(96,588)

Comprehensive income statement:
Net income (loss)	$(482,239)	$205,846	$(1,771,082)	$(97,016)
Foreign currency translation	15,451	(1,608)	(179,300)	8,355
Total Comprehensive income (loss)	$(466,788)	$204,238	$(1,950,382)	$(88,661)

Earnings per share - Basic
Net income (loss) before non-controlling interest	$(0.02)	$0.01	$(0.06)	$(0.00)
Non-controlling interest	(0.00)	(0.00)	(0.00)	(0.00)
Earnings per share to stockholders	(0.02)	0.01	(0.06)	(0.00)

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$(0.02)	$0.01	$(0.06)	$(0.00)
Non-controlling interest	(0.00)	(0.00)	(0.00)	(0.00)
Earnings per share to stockholders	(0.02)	0.01	(0.06)	(0.00)

Weighted average number of common shares outstanding:
Basic	31,784,293	26,000,000	31,784,293	26,000,000
Diluted	31,784,293	26,000,000	31,784,293	26,000,000

See accompanying notes to consolidated financial statements.

I-ON Communications Co., Ltd and Subsidiary

Consolidated Statements of Cash Flows

Six-months ended June 30,	2018	2017

Cash flows from operating activities:
Net loss	$(1,770,529)	$(96,588)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interest	(553)	(428)
Bad debt expense	-	8,489
Loss on equity investments in affiliates	18,698	44,445
Depreciation and amortization	27,220	31,551
Stock options expense	48,075	4,234
Foreign exchange gain	3,602	194
Disposal gain on property and equipment	-	454
Retirement allowance	223,241	91,079

Changes in operating assets and liabilities:
Account receivable, net	1,615,973	(18,035)
Prepaid expenses and other current assets	(211,252)	55,982
Deposit	18,393	17,928
Deferred taxes	6,921	25,249
Account payable	72,763	94,669
Accrued expenses and other	(559,304)	(85,307)
Advanced receipts	-	(128,293)
Value added tax payable	(76,204)	(7,193)
Income tax payable	26,213	(10,282)
Net cash provided by (used in) operating activities	(556,743)	28,148

Cash flows from investing activities:
Purchases of short-term investments	-	(262,684)
Purchases of property and equipment	(32,304)	(77,892)
Purchases of patent	(11,836)	(5,374)
Purchases of other intangible assets	-	(4,693)
Borrowings from short-term loans	39,055	-
Net cash used in investing activities	(5,085)	(350,643)

Cash flows from financing activities:
Net receipt of government grants	48,252	26,888
Borrowings from loans payable	232,472	-
Repayments of loans payable	-	(87,526)
Net cash provided by (used in) financing activities	280,724	(60,638)

Effect of foreign currency translation on cash and cash equivalents	(154,880)	341,667

Net decrease in cash and cash equivalents	(435,984)	(41,466)

Cash and cash equivalents including restricted cash, beginning of period	$3,235,481	3,627,979

Cash and cash equivalents including restricted cash, end of period	$2,799,497	$3,586,514

Supplemental disclosure of cash flow information:
Interest paid	$3,743	$5,644
Taxes paid	$18,405	$36,147

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

I-ON, Ltd is the Japanese subsidiary of the Company incorporated in 2002. The total assets of I-ON, Ltd is approximately $424,115. The Company has 99.5% ownership of I-ON, Ltd. PT ION-soft is the Indonesian affiliate of the Company incorporated in October 2011. The Company has 20% of ownership of PT I-ON-soft, which is accounted for under the equity method.

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

The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, are initially recorded using its local currency, Japanese Yen (“JPY”). Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. All differences are reflected in profit or loss. As of June 30, 2018 and December 31, 2017, the exchange rate was JPY 10.15 and JPY 9.49 per KRW, respectively. The average exchange rate for the periods ended June 30, 2018 and 2017 was JPY 9.89 and JPY 10.16 per KRW, respectively.

 I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Foreign Currency Transaction and Translation (continued)

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date.  The results of operations are translated from KWR to US Dollar at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are dealt with as a component of accumulated other comprehensive income.  Translation adjustments net of tax were a net loss of $179,300 and net gain of $8,355 for the six-months ended June 30, 2018 and 2017, respectively. Translation adjustments net of tax were a net  gain of $15,451 and net loss of $1,608 for the three-months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, the exchange rate was KRW 1,121.70 and KRW 1,071.40 per US Dollar, respectively.  The average exchange rate for the six months ended June 30, 2018 and 2017 was KRW 1,075.40 and KRW 1,142.06, respectively.

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

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Segment Reporting (continued)

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

	June 30, 2018	December 31, 2017
Korea
Current assets	$6,223,388	$8,454,367
Non-current assets	1,383,501	1,552,148
Current liabilities	1,113,030	1,728,657
Non-current liabilities	490,327	280,007

Japan
Current assets	$423,838	$191,594
Non-current assets	277	272
Current liabilities	318,075	172,582
Non-current liabilities	-	-

	Six-months Period Ended June 30,		Three-months Period Ended June 30,
	2018	2017	2018	2017
Korea
Net Sales	$2,353,208	$4,414,857	$1,198,893	$2,210,941

Japan
Net Sales	$248,013	$207,642	$104,586	$89,672

Restricted Cash

Restricted cash represents cash deposits which is restricted by the financial institutions for the loans the financial institutions having with the Company’s chief executive officer. The loans with the financial institutions are amounted to approximately $1,551,000 and $1,624,000 at June 30, 2018 and December 31, 2017, respectively, and expires on various days during 2018 and 2019, unless extended. The loans, bearing various interest rates, are guaranteed by the Company and the restricted cash deposits of the Company are provided to the financial institutions as collateral. The Company’s chief executive officer pays interest from the loans without any default at June 30, 2018 and 2017. The amount of restricted cash as of June 30, 2018 and December 31, 2017 was $1,693,858 and $1,795,781, respectively.

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

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Short-Term Loans

The Company had short-term loan receivables form a third-party with interest bearing 9% per annum that expires in 2018, unless extended.   Interest income was $10,716 and 11,079 for the three-months ended June 31, 2018 and 2017, respectively. Interest income was $23,514 and $23,141 for the six-months ended June 30, 2018 and 2017, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development cost for the three months ended June 30, 2018 and 2017 were $269,784 and $283,613, respectively. Research and development cost for six months ended June 30, 2018 and 2017 were $578,456 and $592,043, respectively.

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

The Company’s retirement pension plan is a defined contribution plan, and the Company pays the defined contribution regardless of the results of the operation of the plan. The Company recognizes the contributions to be paid in the current accounting period as retirement benefits expense. The amounts recognized as costs related to defined contribution plans were $123,841 and $115,428 for the three-months ended June 30, 2018 and 2017, respectively, and $243,329 and $217,003 for the six-months ended June 30, 2018 and 2017, respectively.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At June 30, 2018 and December 31, 2017, the amounts were deemed to be immaterial.

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

Advertising

Costs associated with advertising and promotions are expensed as incurred. Advertising expense amounted to $6,312 and insignificant for the three-months ended June 30, 2018 and 2017, respectively, and $14,129 and $20,414 for the six-months ended June 30, 2018 and 2017, respectively.

Non-controlling Interests

Non-controlling interests are measured at their proportionate share of the acquiree’s identifiable net assets at the acquisition date.

Value Added Tax

National Tax Service in Korea administered Value Added Tax under the Tax Reform Act of 1976 promulgated by the National Assembly. Value added tax is imposed on goods sold in or imported into Korea and on services provided within Korea. Value added tax in Korea is charged on an aggregated basis at a rate of 10% on the full price collected for the goods sold or for the taxable services provided. Value added tax paid were $102,868 and $170,111 for the three-months ended June 30, 2018 and 2017, respectively, and $224,697 and $223,743 for the six-months ended June 30, 2018 and 2017, respectively.

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

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”) clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. As permitted under the standard for emerging growth companies, the Company plans to adopt this ASU in the first quarter of 2019 using the modified retrospective approach and recognize the cumulative effect to existing contracts in opening retained earnings on the effective date. The Company is currently reviewing and evaluating this guidance and its impact on its consolidated financial statements, therefore, the Company’s results may not be comparable with others in the industry until this ASU is adopted.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-12”).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2016-12 provides clarification on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. As permitted under the standard for emerging growth companies, the Company plans to adopt this ASU in the first quarter of 2019 using the modified retrospective approach and recognize the cumulative effect to existing contracts in opening retained earnings on the effective date. The Company is currently reviewing and evaluating this guidance and its impact on its consolidated financial statements, therefore, the Company’s results may not be comparable with others in the industry until this ASU is adopted.

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

Recent Accounting Pronouncement (continued)

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

Note 3 – Merger and Plan of Reorganization

On January 25, 2018, The Company entered into an agreement of merger and plan of reorganization (“Merger Agreement”) with Evans Brewing Company, Inc. (“Evans”), current registrant in the Securities and Exchange Commission. Pursuant to the terms of the Merger Agreement, Evans merged into the Company in a statutory reverse merger (“Merger”) and the Company is a surviving entity as a wholly-owned subsidiary of Evans. As a consideration for the Merger, Evans agreed to issue the shareholders of the Company an aggregate of 26,000,000 shares of common stock, par value $0.001 per share in accordance with the pro rata ownership of the Company’s capital stock. Following the Merger, Evans adopted the business plan of the Company in information technology consultancy and software development.

Immediately prior to the Merger, the Registrant had 4,784,293 shares of common stock issued and outstanding.  In connection with the Merger, the shareholders of Evans agreed to convert 1,000,000 shares of preferred stock and forgive $1,000,000 in unpaid advances in exchange for the spin-off of the Evans’ current operations. (“Spin-Off”) Following the consummation of the Merger, and upon the issuance of the shares from the Merger and the shares to be issued in connection with the Spin-Off, Evans will have approximately 32,000,000 shares of common stock issued and outstanding and the shareholders of the Company will beneficially own 26,000,000 shares, or approximately eighty-one percent of such issued and outstanding common stock. The Company’s shares as of December 31, 2017 have been retroactively restated to reflect the share exchange of the merger.

Upon the completion of the Merger, the historical financial statements of the Company are the historical financial statements of the registrant.

Note 4 – Long-term Debt

Total long-term debt consisted of the following:

	June 30, 2018	December 31, 2017
A note payable to a financial institution bearing interest rate at 2.78% as of June 30, 2018 and at 2.81% as of December 31, 2017, and guaranteed by the officer of the Company. The Company was required to make interest-only payments until December 2018, then monthly payments of both principal and interest from January 2019.	$490,327	$280,007
Total debt	$490,327	$280,007

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 4 – Long-term Debt (continued)

Future minimum payments on debt consists of the following:

2019	$89,221
2020	200,553
2021	200,553
Total	$490,327

The long-term debts contain certain covenants, and the Company was in compliance with the covenants.

Note 5 – Line of Credit

The Company has lines of credit with financial institutions for total amount of approximately $3,600,000 that expires in various months in 2018, unless extended. There was no outstanding balance under the credit lines at June 30, 2018 and December 31, 2017. The lines of credit, bearing various interest rates are guaranteed by the officer of the Company.

The Company has an arrangement with its customers and a financial institution, in which the Company’s customers issue electronic invoices with the Company as the recipient. The Company can use these receivables as collaterals for loans up to approximately $5,000,000 and $5,300,000 as of June 30, 2018 and December 31, 2017, respectively. The Company receives its payments due when the customer fully pays the invoices to the financial institution. The interest rates vary depending on the Company’s customers’ credit ratings. The Company has no borrowings outstanding as of June 30, 2018 and December 31, 2017, respectively. The maturity date of the arrangement varies on the dates of the original transactions.

Note 6 – Investments

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

	As of June 30, 2018 and December 31, 2017
Equity investee	Type of Shares Owned	Number of Shares Owned	Original Investment Amount	Equity Investment Ownership
PT IONSOFT	Common stock	160,000	$160,000	20%

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 6 – Investments (continued)

The following is the roll-forward basis of equity investment accounted under the equity method:

	Year ended June 30, 2018
Equity investee	Beginning Equity Investment Basis	Proportional Share of the Equity Accounted Affiliate’s Net Income (loss)	Ending Equity Investment Basis
PT IONSOFT	$30,926	(18,698)	$12,228

	Year ended December 31, 2017
Equity investee	Beginning Equity Investment Basis	Proportional Share of the Equity Accounted Affiliate’s Net Income (loss)	Ending Equity Investment Basis
PT IONSOFT	$85,026	(54,100)	$30,926

Summarized audited financial information of significant equity investments in affiliate are as follows:

	June 30, 2018	December 31, 2017
Total current assets	$56,145	$48,483
Total assets	230,603	222,096
Total current liabilities	322,675	238,017
Total liabilities	117,110	332,453

	Three-months Period Ended June 30,		Six-months Period Ended June 30,
	2018	2017	2018	2017
Net sales	$35,293	$3,792	$88,280	$5,099
Gross profit	(52,382)	(93,493)	(92,610)	(221,434)
Income from operations	(52,382)	(93,503)	(92,610)	(222,225)
Net income	(52,733)	(93,503)	(93,491)	(222,225)

Available-for-sale securities

The Company’s investments also include privately-held companies, where quoted market prices are not available, and the cost method, combined with other intrinsic information, is used to assess the fair value of the investment.

The following table summarize the Company’s investment securities at June 30, 2018:

Company	Balance	Percentage of Ownership
4GRIT	$44,579	2.50%
E-channel	42,164	0.07%
KSFC	11,724	0.00%
Total investment securities	$98,467

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 6 – Investments (continued)

The following table summarize the Company’s investment securities at December 31, 2017:

Company	Balance	Percentage of Ownership
4GRIT	$46,672	2.50%
E-channel	44,143	0.07%
KSFC	12,275	0.00%
Total investment securities	$103,090

Note 7 – Fair Value Measurements

The Company adopted the provisions of FASB ASC 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

The following tables summarize the Company’s fair value measurements by level at June 30, 2018 for the assets measured at fair value on a recurring basis:

June 30, 2018	Level 1	Level 2	Level 3
Available-for-sale securities	$-	$-	$98,467
Total assets at fair value	$-	$-	$98,467

The following tables summarize the Company’s fair value measurements by level at December 31, 2017 for the assets measured at fair value on a recurring basis:

December 31, 2017	Level 1	Level 2	Level 3
Available-for-sale securities	$-	$-	$103,090
Total assets at fair value	$-	$-	$103,090

Note 8 – Commitments and Contingencies

Royalty

On February 15, 2006, the Company agreed to provide the rights to Ashisuto to sell the products in the Japanese market. Per the agreement, the contract period is automatically extended by 5 years up to 20 years. Total royalty amounts received for the three-months period were not significant. Total royalty amounts received for the six-months period ended June 30, 2018 and 2017 were approximately $184,000 and $267,000, respectively.

Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2020. The lease is automatically extended upon agreement of both parties. Future minimum rental payments under the non-cancelable operating leases for June 30, 2018 are as follows:

December 31,	Amount

2018	$156,221
2019	156,221
2020	117,166
Total	$429,608

Rent expense for all operating leases were $38,941 and 37,165 for the three-months ended June 30, 2018 and 2017, respectively, and $78,110 and $73,551 for the six-months ended June 30, 2018 and 2017, respectively.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Litigation

The Company is pending litigation against Financial News Corporation (“the defendant”), a Korea-based financial newspaper company. The Company and the defendant originally agreed upon an arrangement on February 2014 for the Company to provide services and receive payments upon completion of each stage of the contract. Per management, the defendant arbitrarily requested changes in terms of the agreement and delayed payments. The Company, as a plaintiff, is claiming damages. The management does not believe the case will have material adverse effect on the consolidated financial statements as of June 30, 2018.

Note 9 – Related Party Transactions

The following are material related party transactions that have occurred during June 30, 2018 and December 31, 2017, but because the consolidated financial statements are presented on a consolidated basis, the transactions and balances have been eliminated.

	June 30, 2018	December 31, 2017

Sales to affiliate	$250,902	$494,338
Receivable from affiliate	$240,545	$139,188

The Company receives loan guarantees from the chief executive officer with regards to its long-term borrowing, and the Company’s restricted cash provided as collateral to the Company’s chief executive officer’s loans.

Note 10 – Earnings Per Share

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of stock options outstanding (using the treasury method).

The following table sets forth the computation of basic and diluted net income per common share:

	Three-months Period Ended June 30,		Six-months Period Ended June 30,
Periods Ended	2018	2017	2018	2017

Net income (loss) before non-controlling interest	$(482,239)	$205,846	$(1,771,082)	$(97,016)
Non-controlling interest	(406)	(443)	(553)	(428)
Net income (loss)	(481,833)	206,289	(1,770,529)	(96,588)

Weighted-average shares of common stock outstanding:
Basic	31,784,293	26,000,000	31,784,293	26,000,000
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-	-	-
Dilutive shares	31,784,293	26,000,000	31,784,293	26,000,000

Earnings per share - Basic
Net income (loss) before non-controlling interest	$(0.02)	$0.01	$(0.06)	$(0.00)
Non-controlling interest	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Earnings per share to stockholders	$(0.02)	$0.01	$(0.06)	$(0.00)

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$(0.02)	$0.01	$(0.06)	$(0.00)
Non-controlling interest	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Earnings per share to stockholders	$(0.02)	$0.01	$(0.06)	$(0.00)

No non-vested share awards or non-vested share unit awards were antidilutive for the three-months and six-months ended June 30, 2018 and 2017.

Note 11 – Subsequent Event

The Company evaluated all events or transactions that occurred after June 30, 2018 through the date the financial statements were available to be issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed.

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

Our unaudited interim consolidated financial statements for the three and six months ended June 30, 2018 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2017, as filed in our annual report on Form 10-KT.

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

Comparison of results of operations for the three months ended June 30, 2018 as Compared to the three months ended June 30, 2017

Revenues

During the three month period ended June 30, 2018, total revenues were $1,303,479 compared to $2,300,614 for the same period ending June 30, 2017.  Customers included [Samsung SDS, POSCO ICT, AXA, and KBS] during the period.  The decline in revenue was attributable to delayed launch of certain project implementations, timing of revenue recognition and the Company’s focus on new product launches and related marketing spend.  The Company also believes that seasonality and uncertain geopolitical environment partially contributed to the year over year decline in new project wins.

Operating Expenses:

Operating expenses for the period ended June 30, 2018, were $737,376 compared to $755,277 or the period ended June 30, 2017.  Research and development comprised of $269,784 out of the total during the period compared to $283,613 during the same 2017 period.

Other Income (Loss):

Miscellaneous income during the period ended June 30, 2018 was $123,987 compared to $39,341 during the prior year period.  Pretax loss during the period came in at $491,323 versus an income of $269,985 in the comparable 2017 period.

Net Loss:

Net loss from operations for the period ended June 30, 2018 was $482,239 compared to an income of $205,846 for the period ended June 30, 2017. The net loss for the June 30, 2018 period was made up of a loss from operations of $471,692, plus losses of over $10,547 in equity investments.  Benefit from income taxes was $19,631 during the period versus $45,438 paid during the same period in 2017.

Liquidity and Capital Resources

At June 30, 2018, the Company had cash and cash equivalents of $3,534,096.  [We estimate that we will require up to $3,000,000 of capital for the next twelve months of operations.] We estimate that our expenses will be comprised primarily of general expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2018, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

Management is currently evaluating remediation plans for the above control deficiencies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is pending litigation against Financial News Corporation (“the defendant”), a Korea-based financial newspaper company. The Company and the defendant originally agreed upon an arrangement on February 2014 for the Company to provide services and receive payments upon completion of each stage of the contract. Per management, the defendant arbitrarily requested changes in terms of the agreement and delayed payments. The Company, as a plaintiff, is claiming damages. The management does not believe the case will have material adverse effect on the consolidated financial statements as of June 30, 2018.

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

Date: August 14, 2018	I-ON COMMUNICATIONS CORP.

	By:	/s/ Jae Cheol James Oh
Jae Cheol James Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)