Form 10-Q
period 2018-09-30
I-ON Communications Corp.
filed 2018-11-14
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of November 14, 2018, the Registrant had 31,784,293 shares of common stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of I-ON Communications Corp. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

I-ON Communications Co., Ltd and Subsidiary

I-ON Communications Co., Ltd and Subsidiary

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2018	2017

ASSETS

Current assets:
Cash and cash equivalents	$569,309	$1,439,700
Restricted cash	1,707,558	1,795,781
Short-term financial instruments	742,339	746,687
Short-term loans	-	112,003
Accounts Receivables, net of allowance for doubtful accounts $725,389 and $667,886, respectively	2,259,393	4,014,388
Deferred tax assets	165,365	-
Prepaid expenses and other current assets	1,100,322	537,402
Total current assets	6,544,286	8,645,961

Non-current assets:
Investments	230,438	136,271
Property and equipment, net	53,644	69,455
Intangible assets, net	103,751	74,642
Deposits	359,756	392,095
Deferred tax assets	632,620	879,957
Total non-current assets	1,380,209	1,552,420

Total Assets	$7,924,495	$10,198,381

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$401,043	$520,045
Accrued expenses and other	909,320	1,197,005
Value added tax payable	64,737	184,186
Income tax payable	23,651	-
Short-term loan	629,100	-
Government grants outstanding	23,267	-
Total current liabilities	2,051,118	1,901,236

Long term debt	494,293	280,007

Total liabilities	2,545,411	2,181,243

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; authorized 100,000,000 shares; 31,784,293 shares issued and outstanding at September 30, 2018 and 26,000,000 shares issued and outstanding at December 31, 2017, respectively	3,178	2,600
Additional paid-in-capital	2,449,848	3,212,037
Accumulated other comprehensive (income) loss	116,732	274,468
Accumulated retained earnings	2,809,701	4,527,781
Total company stockholders’ equity	5,379,459	8,016,886
Non-controlling interests	(375)	252
Total stockholders’ equity	5,379,084	8,017,138

Total Liabilities and Stockholders’ Equity	$7,924,495	$10,198,381

See accompanying notes to consolidated financial statements.

I-ON Communications Co., Ltd and Subsidiary

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2018	2017	2018	2017

Net sales	$1,874,629	$2,242,876	$4,475,850	$6,865,375
Cost of goods sold	1,105,515	1,563,463	4,176,647	4,574,409
Gross profit	769,114	679,413	299,203	2,290,966

Operating expense
Research and development	216,730	240,773	795,185	832,816
General and administrative	440,422	451,647	1,408,766	1,425,747
Total operating expense	657,152	692,420	2,203,951	2,258,563

Income (loss) from operations	111,962	(13,007)	(1,904,748)	32,403

Miscellaneous income (expense), net	114,415	(153,935)	257,285	(235,249)

Income (loss) before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	226,377	(166,942)	(1,647,463)	(202,846)

Provision for income tax	14,243	248,232	39,570	309,628

Net income (loss) before income or loss on equity investments in affiliates and non-controlling interest	212,134	(415,174)	(1,687,033)	(512,474)

Loss on equity investments in affiliates	(12,349)	(18,701)	(31,047)	(44,445)

Net income (loss) before non-controlling interest	199,785	(433,875)	(1,718,080)	(556,919)

Non-controlling interest	(33)	(87)	(586)	(515)

Net income (loss)	$199,818	$(433,788)	$(1,717,494)	$(556,404)

Comprehensive income statement:
Net income (loss)	$199,785	$(433,875)	$(1,718,080)	$(556,919)
Foreign currency translation	21,564	(44,965)	(157,736)	-
Total Comprehensive income (loss)	$221,349	$(478,840)	$(1,875,816)	$(556,919)

Earnings per share - Basic
Net income (loss) before non-controlling interest	$0.01	$(0.02)	$(0.05)	$(0.02)
Non-controlling interest	(0.00)	(0.00)	(0.00)	(0.00)
Earnings per share to stockholders	0.01	(0.02)	(0.05)	(0.02)

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$0.01	$(0.02)	$(0.05)	$(0.02)
Non-controlling interest	(0.00)	(0.00)	(0.00)	(0.00)
Earnings per share to stockholders	0.01	(0.02)	(0.05)	(0.02)

Weighted average number of common shares outstanding:
Basic	31,784,293	26,000,000	31,784,293	26,000,000
Diluted	31,784,293	26,000,000	31,784,293	26,000,000

See accompanying notes to consolidated financial statements.

I-ON Communications Co., Ltd and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

Nine-months ended Sept 30,	2018	2017

Cash flows from operating activities:
Net loss	$(1,717,494)	$(556,404)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interest	(586)	(515)
Bad debt expense	-	8,489
Loss on equity investments in affiliates	31,047	44,445
Depreciation and amortization	30,488	31,551
Stock options expense	64,797	4,234
Foreign exchange gain (loss)	(755)	194
Disposal gain on property and equipment	-	454
Retirement allowance	220,073	91,079

Changes in operating assets and liabilities:
Account receivable, net	1,676,320	(18,035)
Prepaid expenses and other current assets	(594,521)	55,982
Deposit	18,141	17,928
Deferred taxes	21,426	25,249
Account payable	(139,899)	94,669
Accrued expenses and other	(468,195)	(85,307)
Advanced receipts	-	(128,293)
Value added tax payable	(114,866)	(7,193)
Income tax payable	24,124	(10,282)
Net cash used in operating activities	(949,900)	(431,755)

Cash flows from investing activities:
Purchases of short-term investments	(1,833)	(262,684)
Purchases of property and equipment	(31,846)	(77,892)
Purchases of patent	(46,208)	(5,374)
Purchases of other intangible assets	-	(4,693)
Borrowings from short-term loans	110,003	-
Net cash provided by (used in) investing activities	30,116	(350,643)

Cash flows from financing activities:
Net receipt of government grants	38,589	26,888
Proceeds from short-term borrowings	641,684	-
Purchase of treasury stock	(826,408)	-
Borrowings from loans payable	229,173	-
Repayments of loans payable	-	(87,526)
Net cash provided by (used in) financing activities	83,038	(60,638)

Effect of foreign currency translation on cash and cash equivalents	(121,868)	83,563

Net decrease in cash and cash equivalents	(958,614)	(759,473)

Cash and cash equivalents including restricted cash, beginning of year	$3,235,481	3,627,979

Cash and cash equivalents including restricted cash, end of year	$2,276,867	$2,868,507

Supplemental disclosure of cash flow information:
Interest paid	$11,726	$8,171
Taxes paid	$20,967	$21,016

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

I-ON, Ltd is the Japanese subsidiary of the Company incorporated in 2002. The total assets of I-ON, Ltd is approximately $259,000. The Company has 99.5% ownership of I-ON, Ltd. PT ION-soft is the Indonesian affiliate of the Company incorporated in October 2011. The Company has 20% of ownership of PT I-ON-soft, which is accounted for under the equity method.

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

The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, are initially recorded using its local currency, Japanese Yen (“JPY”). Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. All differences are reflected in profit or loss. As of September 30, 2018 and December 31, 2017, the exchange rate was JPY 9.81 and JPY 9.49 per KRW, respectively. The average exchange rate for the periods ended September 30, 2018 and 2017 was JPY 9.95 and JPY 10.18 per KRW, respectively.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Foreign Currency Transaction and Translation (continued)

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date.  The results of operations are translated from KWR to US Dollar at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are dealt with as a component of accumulated other comprehensive income.  Translation adjustments net of tax were a net loss of $157,736 and $0 for the nine-months ended September 30, 2018 and 2017, respectively. Translation adjustments net of tax were a net gain of $21,564 and net loss of $44,965 for the three-months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, and December 31, 2017, the exchange rate was KRW 1,112.70 and KRW 1,071.40 per US Dollar, respectively.  The average exchange rate for the nine months ended September 30, 2018 and 2017 was KRW 1,090.88 and KRW 1,138.68, respectively.

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

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

	September 30, 2018	December 31, 2017
Korea
Current assets	$6,285,357	$8,454,367
Non-current assets	1,379,939	1,552,148
Current liabilities	1,906,465	1,728,657
Non-current liabilities	494,293	280,007

Japan
Current assets	$258,929	$191,594
Non-current assets	270	272
Current liabilities	144,653	172,582
Non-current liabilities	-	-

	Nine-months Period Ended Sept 30,		Three-months Period Ended Sept 30,
	2018	2017	2018	2017
Korea
Net Sales	$3,798,399	$6,222,764	$1,688,967	$2,053,025

Japan
Net Sales	$677,451	$642,611	$185,662	$189,851

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Restricted Cash

Restricted cash represents cash deposits which is restricted by the financial institutions for the loans the financial institutions having with the Company’s chief executive officer. The loans with the financial institutions are amounted to approximately $1,564,000 and $1,624,000 at September 30, 2018 and December 31, 2017, respectively, and expires on various days during 2018 and 2019, unless extended. The loans, bearing various interest rates, are guaranteed by the Company and the restricted cash deposits of the Company are provided to the financial institutions as collateral. The Company’s chief executive officer pays interest from the loans without any default at September 30, 2018 and 2017. The amount of restricted cash as of September 30, 2018 and December 31, 2017 was $1,707,558 and $1,795,781, respectively.

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

Short-Term Loans

The Company had short-term loans receivables from a third-parties with interest bearing 9% per annum and the balance was paid off. Interest income were $24,163 and 10,091 for the three-months ended September 31, 2018 and 2017, respectively. Interest income were $34,879 and $21,170 for the nine-months ended September 30, 2018 and 2017, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development cost for the three months ended September 30, 2018 and 2017 were $216,730 and $240,773, respectively. Research and development cost for nine months ended September 30, 2018 and 2017 were $795,185 and $832,816, respectively.

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

The Company’s retirement pension plan is a defined contribution plan, and the Company pays the defined contribution regardless of the results of the operation of the plan. The Company recognizes the contributions to be paid in the current accounting period as retirement benefits expense. The amounts recognized as costs related to defined contribution plans were $226,175 and $224,141 for the three-months ended September 30, 2018 and 2017, respectively, and $350,016 and $339,569 for the nine-months ended September 30, 2018 and 2017, respectively.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At September 30, 2018 and December 31, 2017, the amounts were deemed to be immaterial.

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

Advertising

Costs associated with advertising and promotions are expensed as incurred. Advertising expense amounted to $31,146 and insignificant for the three-months ended September 30, 2018 and 2017, respectively, and $37,458 and $33,172 for the nine-months ended September 30, 2018 and 2017, respectively.

Non-controlling Interests

Non-controlling interests are measured at their proportionate share of the acquiree’s identifiable net assets at the acquisition date.

Value Added Tax

National Tax Service in Korea administered Value Added Tax under the Tax Reform Act of 1976 promulgated by the National Assembly. Value added tax is imposed on goods sold in or imported into Korea and on services provided within Korea. Value added tax in Korea is charged on an aggregated basis at a rate of 10% on the full price collected for the goods sold or for the taxable services provided. Value added tax paid were $64,737 and $33,797 for the three-months ended September 30, 2018 and 2017, respectively, and $291,251 and $256,155 for the nine-months ended September 30, 2018 and 2017, respectively.

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

Upon the completion of the Merger, the historical financial statements of the Company are the historical financial statements of the registrants.

Note 4 – Long-term Debt

Total long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
A note payable to a financial institution bearing interest rate at 2.78% ~3.2% as of September 30, 2018 and at 2.81% as of December 31, 2017, and guaranteed by the officer of the Company. The Company was required to make interest-only payments until December 2018, then monthly payments of both principal and interest from January 2019.	$494,293	$280,007
Total debt	$494,293	$280,007

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 4 – Long-term Debt (continued)

Future minimum payments on debt consists of the following:

Years ending September 30,

2019	$89,943
2020	202,175
2021	202,175
Total	$494,293

The long-term debts contain certain covenants, and the Company was in compliance with the covenants.

Note 5 – Line of Credit

The Company has lines of credit with financial institutions for total amount of approximately $3,600,000 that expires in various months in 2018, unless extended. There was no outstanding balance under the credit lines at September 30, 2018 and December 31, 2017. The lines of credit, bearing various interest rates are guaranteed by the officer of the Company.

The Company has an arrangement with its customers and a financial institution, in which the Company’s customers issue electronic invoices with the Company as the recipient. The Company can use these receivables as collaterals for loans up to approximately $5,000,000 and $5,300,000 as of September 30, 2018 and December 31, 2017, respectively. The Company receives its payments due when the customer fully pays the invoices to the financial institution. The interest rates vary depending on the Company’s customers’ credit ratings. The Company has no borrowings outstanding as of September 30, 2018 and December 31, 2017, respectively. The maturity date of the arrangement varies on the dates of the original transactions.

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

	As of September 30, 2018 and December 31, 2017
Equity investee	Type of Shares Owned	Number of Shares Owned	Original Investment Amount	Equity Investment Ownership
PT IONSOFT	Common stock	160,000	$160,000	20%

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 6 – Investments (continued)

The following is the roll-forward basis of equity investment accounted under the equity method:

	Year ended Septembet 30, 2018
Equity investee	Beginning Equity Investment Basis	Proportional Share of the Equity Accounted Affiliate’s Net Income (loss)	Ending Equity Investment Basis
PT IONSOFT	$30,926	(31,047)	$(121)

	Year ended December 31, 2017
Equity investee	Beginning Equity Investment Basis	Proportional Share of the Equity Accounted Affiliate’s Net Income (loss)	Ending Equity Investment Basis
PT IONSOFT	$85,026	(54,100)	$30,926

Summarized audited financial information of significant equity investments in affiliate are as follows:

	September 30, 2018	December 31, 2017
Total current assets	$39,194	$48,483
Total assets	205,972	222,096
Total current liabilities	359,714	238,017
Total liabilities	107,934	332,453

	Three-months Period Ended September 30,		Nine-months Period Ended September 30,
	2018	2017	2018	2017
Net sales	33,560	3,792	121,840	5,099
Gross profit	(61,586)	(93,493)	(154,196)	(221,434)
Income from operations	(61,586)	(93,503)	(154,196)	(222,225)
Net income	(61,746)	(93,503)	(155,237)	(222,225)

Available-for-sale securities

The Company’s investments also include privately-held companies, where quoted market prices are not available, and the cost method, combined with other intrinsic information, is used to assess the fair value of the investment.

The following table summarize the Company’s investment securities at September 30, 2018:

Company	Balance	Percentage of Ownership
4GRIT	$44,940	2.50%
E-channel	42,505	0.07%
KSFC	11,819	0.00%
Total investment securities	$99,264

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

The following tables summarize the Company’s fair value measurements by level at September 30, 2018 for the assets measured at fair value on a recurring basis:

September 30, 2018	Level 1	Level 2	Level 3
Available-for-sale securities	$-	$-	$99,264
Total assets at fair value	$-	$-	$99,264

The following tables summarize the Company’s fair value measurements by level at December 31, 2017 for the assets measured at fair value on a recurring basis:

December 31, 2017	Level 1	Level 2	Level 3
Available-for-sale securities	$-	$-	$103,090
Total assets at fair value	$-	$-	$103,090

Note 8 – Commitments and Contingencies

Royalty

On February 15, 2006, the Company agreed to provide the rights to Ashisuto to sell the products in the Japanese market. Per the agreement, the contract period is automatically extended by 5 years up to 20 years. Total royalty amounts received for the three-months period were not significant. Total royalty amounts received for the nine-months period ended September 30, 2018 and 2017 were approximately $183,000 and $268,000, respectively.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 8 – Commitments and Contingencies (continued)

Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2020. The lease is automatically extended upon agreement of both parties. Future minimum rental payments under the non-cancelable operating leases for September 30, 2018 are as follows:

December 31,	Amount

2018	$156,221
2019	156,221
2020	117,166
Total	$429,608

Rent expense for all operating leases were $76,562 and $73,489 for the three-months ended September 30, 2018 and 2017, respectively, and $115,503 and $110,654 for the nine-months ended September 30, 2018 and 2017, respectively.

Litigation

The Company is pending litigation against Financial News Corporation (“the defendant”), a Korea-based financial newspaper company. The Company and the defendant originally agreed upon an arrangement on February 2014 for the Company to provide services and receive payments upon completion of each stage of the contract. Per management, the defendant arbitrarily requested changes in terms of the agreement and delayed payments. The Company, as a plaintiff, is claiming damages. The management does not believe the case will have material adverse effect on the consolidated financial statements as of September 30, 2018.

Note 9 – Related Party Transactions

The following are material related party transactions that have occurred during September 30, 2018 and December 31, 2017, but because the consolidated financial statements are presented on a consolidated basis, the transactions and balances have been eliminated.

	September 30, 2018	December 31, 2017

Sales to affiliate	$365,324	$494,338
Receivable from affiliate	$96,568	$139,188

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three-months Period Ended September 30,		Nine-months Period Ended September 30,
Periods Ended	2018	2017	2018	2017

Net income (loss) before non-controlling interest	$199,785	$(433,875)	$(1,718,080)	$(556,919)
Non-controlling interest	(33)	(87)	(586)	(515)
Net income (loss)	199,818	(433,788)	(1,717,494)	(556,404)

Weighted-average shares of common stock outstanding:
Basic	31,784,293	26,000,000	31,784,293	26,000,000
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-	-	-
Dilutive shares	31,784,293	26,000,000	31,784,293	26,000,000

Earnings per share - Basic
Net income (loss) before non-controlling interest	$0.01	$(0.02)	$(0.05)	$(0.02)
Non-controlling interest	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Earnings per share to stockholders	$0.01	$(0.02)	$(0.05)	$(0.02)

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$0.01	$(0.02)	$(0.05)	$(0.02)
Non-controlling interest	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Earnings per share to stockholders	$0.01	$(0.02)	$(0.05)	$(0.02)

No non-vested share awards or non-vested share unit awards were antidilutive for the three-months and nine-months ended September 30, 2018 and 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our unaudited interim consolidated financial statements for the three and nine months ended September 30, 2018 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2017, as filed in our annual report on Form 10-K.

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

On October 15, 2014, Bayhawk and EBC entered into an Asset Purchase and Share Exchange Agreement (the “Agreement”), subject to receiving approval of the independent Bayhawk shareholders who voted on the transaction. On September 17, 2015, the independent Bayhawk shareholders approved the agreement by a vote of 251,212 shares for and 1,600 shares against. As such, Bayhawk sold to EBC, and EBC purchased from Bayhawk, assets of Bayhawk, including but not limited to: (A) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Bayhawk Ales label (as defined in the Agreement and discussed in more detail below); and (B) all assets, including personal property, intellectual property, inventory, contracts, websites, documents, and all other assets however delineated relating to the Evans Brands (as defined in the Agreement and discussed in more detail below) (collectively, the “Transferred Assets”). Bayhawk retained ownership of 100% of the stock in Evans Brewing Co. (CA) (“Evans Brewing California”) which has the brewers license at City Brewery in Lacrosse, WI (where the non-craft brands will be brewed, with the balance of the craft brands being brewed in Irvine, California). Based on the affirmative vote by the independent Bayhawk shareholders to approve the Asset Purchase transaction, EBC proceeded with the share exchange and tender offer to the Bayhawk shareholders, pursuant to which EBC offered to exchange shares of EBC common stock for shares of Bayhawk common stock, on a one-for-one basis (the “Exchange Offer”). Bayhawk shareholders had until December 2, 2015 to tender their Bayhawk shares in the share exchange. Bayhawk shareholders also had until December 2, 2015 to rescind the exchange of shares. There was no minimum number of shares of Bayhawk common stock that must be tendered for the Exchange Offer to close. At the close of the share exchange on December 2, 2015, Premier Stock Transfer accepted on behalf of EBC 4,033,863 Bayhawk shares and issued 4,033,863 shares of EBC common stock upon the terms and subject to the conditions set forth in the Asset Purchase and Share Exchange Agreement by and between EBC and Bayhawk, dated October 15, 2014, as amended (the “Asset Purchase Agreement”). EBC filed a copy of the Asset Purchase Agreement as an annex to a combination registration statement and proxy statement on Form S-4. The Bayhawk shares were validly tendered pursuant to the Exchange Offer and not withdrawn. The asset purchase and share exchange will be treated as business combination as both companies are controlled by the same management.

On January 25, 2018, Evans Brewing Company, Inc. consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with I-ON Communications Co., Ltd., a company organized under the laws of the Republic of Korea (South Korea) (“I-ON”) and I-ON Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition”). Pursuant to the terms of the Merger Agreement, Acquisition merged with and into I-ON in a statutory reverse triangular merger (the “Merger”) with I-ON surviving as a wholly-owned subsidiary of the Registrant.  As consideration for the Merger, the Registrant agreed to issue the shareholders of I-ON (the “I-ON Holders”) an aggregate of 26,000,000 shares of our common stock, par value $0.0001 per share (the “Common Stock”) in accordance with their pro rata ownership of I-ON capital stock.  Following the Merger, the Registrant adopted the business plan of I-ON in information technology consultancy and software development.  On December 14, 2017, in connection with the Merger, the Registrant’s Board of Directors approved an amendment to its Certificate of Incorporation (the “Amendment”) to change its name to I-ON Communications Corp.

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

I-ON’s portfolio of software and solutions serves the digital marketing and technology needs of organizations, enabling clients to create, measure, and optimize digital experiences for their audiences across marketing channels and devices.  We believe these solutions help clients reduce the cost of content management and delivery and increase the return on their investments in digital communication.

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

Comparison of results of operations for the three months ended September, 2018 as Compared to the three months ended September 30, 2017

Revenues

During the three month period ended September 30, 2018, total revenues were $[1,874,629] compared to $[2,242,876] for the same period ending September 30, 2017.  Customers included [Samsung SDS, POSCO ICT, AXA, and KBS] during the period.  [The decline in revenue was attributable to delayed launch of certain project implementations, timing of revenue recognition and the Company’s focus on new product launches and related marketing spend.  The Company also believes that seasonality and uncertain geopolitical environment partially contributed to the year over year decline in new project wins.]

Operating Expenses:

Operating expenses for the three month period ended September 30, 2018, were $657,152 compared to $692,420 for the period ended September 30, 2017.  Research and development comprised of $216,730 out of the total during the 2018 period compared to $240,773 during the same 2017 period.

Other Income (Loss):

Miscellaneous income during the three month period ended September 30, 2018 was $[114,415] compared to a loss of $[(153,935)] during the prior year period.  Pretax income during the 2018 period came in at $[226,377] versus an loss of [(166,942)] in the comparable 2017 period.

Net Income:

Net income from operations for the three month period ended September 30, 2018 was $[199,818] compared to a loss of $[(433,875)] for the period ended September 30, 2017. The net income for the September 30, 2018 period was made up of income from operations of $[111,962], plus losses of over $[12,349] in equity investments.  Provision for income taxes was $[14,243] during the 2018 period versus $[248,232] paid during the same period in 2017.

Liquidity and Capital Resources

At September 30, 2018, the Company had cash and cash equivalents of $[2,276,867].  [We estimate that we will require up to $3,000,000 of capital for the next twelve months of operations.] We estimate that our expenses will be comprised primarily of general expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2018, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

Management is currently evaluating remediation plans for the above control deficiencies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is pending litigation against Financial News Corporation (the “Defendant”), a Korea-based financial newspaper company. The Company and the defendant originally agreed upon an arrangement on February 2014 for the Company to provide services and receive payments upon completion of each stage of the contract. Per management, the defendant arbitrarily requested changes in terms of the agreement and delayed payments. The Company, as a plaintiff, is claiming damages. The management does not believe the case will have material adverse effect on the consolidated financial statements as of September 30, 2018.

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

On August 22, 2018 (the “Issuance Date”), the Company entered into a securities purchase agreement (the “SPA”) with Buyer, whereby Buyer agreed to invest up to $540,000.00 (the “Purchase Price”) in our Company in exchange for convertible debentures, upon the terms and subject to the conditions thereof. Pursuant to the SPA, we issued a convertible debenture to the Buyer in the original principal amount of $200,000.00 (the “Signing Debenture”). Each convertible debenture issued pursuant to the SPA, coupled with the accrued and unpaid interest relating to each convertible debenture, is due and payable three years from the issuance date of the respective convertible debenture. Any amount of principal or interest that is due under each convertible debenture, which is not paid by the respective maturity date, will bear interest at the rate of 18% per annum until it is satisfied in full. Additionally, the Buyer has the right at any time to convert amounts owed under each convertible debenture into shares of our common stock. Each debenture shall contain representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

The Buyer is entitled to, at any time or from time to time, after the date that is one hundred eighty (180) days after the Issuance Date, convert each convertible debenture issued under the SPA into shares of our common stock, at a conversion price per share (the “Conversion Price”) equal to the lesser of (a) $2.75 or (b) Seventy percent (70%) of the second lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion (for clarification purposes, if the lowest closing bid price during the applicable period is equal to the second lowest closing bid price during the applicable period, then such lowest closing bid price shall still be utilized for purposes of this calculation) of the Debentures. However, if either the Company is not DWAC operational at the time of conversion or the Common Stock is traded on the OTC Pink Markets at the time of conversion, then seventy percent (70%) shall automatically adjust to sixty five percent (65%), subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events.

We may redeem each convertible debenture issued under the SPA, upon not more than two (2) days written notice, for an amount (the “Redemption Price”) equal to: (i) if the Redemption Date (as defined below) is ninety (90) days or less from the date of issuance of the respective convertible debenture, One Hundred Ten percent (110%) of the sum of the Principal Amount so redeemed plus accrued interest, if any; (ii) if the Redemption Date is greater than or equal to ninety one (91) days from the date of issuance of the respective convertible debenture and less than or equal to one hundred twenty (120) days from the date of issuance of the respective convertible debenture, One Hundred Twenty percent (120%) of the sum of the Principal Amount so redeemed plus accrued interest, if any; (iii) if the Redemption Date is greater than or equal to one hundred twenty one (121) days from the date of issuance of the respective convertible debenture and less than or equal to one hundred eighty (180) days from the date of issuance of the respective convertible debenture, One Hundred Thirty percent (130%) of the sum of the Principal Amount so redeemed plus accrued interest, if any; and (iv) if either (1) the respective convertible debenture is in default but the Buyer consents to the redemption notwithstanding such default or (2) the Redemption Date is greater than or equal to one hundred eighty one (181) days from the date of issuance of the respective convertible debenture, One Hundred Forty percent (140%) of the sum of the Principal Amount so redeemed plus accrued interest, if any. The date upon which the respective convertible debenture is redeemed and paid shall be referred to as the “Redemption Date” (and, in the case of multiple redemptions of less than the entire outstanding Principal Amount, each such date shall be a Redemption Date with respect to the corresponding redemption).

On August 22, 2018 (the “Closing Date”), I-ON Communications Corp. (“we,” “us,” “our,” or “Company”) entered into an equity purchase agreement (the “Purchase Agreement”) with Peak One Opportunity Fund, L.P. (“Buyer”), whereby, upon the terms and subject to the conditions thereof, the Buyer is committed to purchase shares of our common stock, par value $0.001 per share (the “Purchase Shares”) at an aggregate price of up to $10,000,000 (the “Total Commitment Amount”) over the course of a 24-month term.

From time to time over the 24-month term of the Purchase Agreement, commencing on the date on which a registration statement registering the Purchase Shares (the “Registration Statement”) becomes effective, we may, in our sole discretion, provide the Buyer with a put notice (each a “Put Notice”) to purchase a specified number of the Purchase Shares (each a “Put Amount Requested”) subject to the limitations discussed below and contained in the Purchase Agreement. Upon delivery of a Put Notice, we must deliver the Put Amount Requested as Deposit Withdrawal at Custodian (“DWAC”) shares to Buyer within two (2) trading days.

The actual amount of proceeds we receive pursuant to each Put Notice (each, the “Put Amount”) is to be determined by the lesser of (i) 88% of the lowest closing bid price of the Company’s Common Stock on the trading day immediately preceding the respective date of the Put Notice and (ii) 88% of the lowest closing bid price during the Valuation Period (the period of seven (7) trading days immediately following the clearing date associated with the applicable Put Notice). The Investor shall deliver the aggregate respective purchase price within three (3) business days after the end of the respective Valuation Period.

The Put Amount Requested pursuant to any single Put Notice must have an aggregate value of at least $20,000, and cannot exceed the lesser of (i) 250% of the average daily trading value of the common stock in the ten (10) trading days immediately preceding the Put Notice or (ii) such number of shares of common stock that has an aggregate value of $500,000.

In order to deliver a Put Notice, certain conditions set forth in the Purchase Agreement must be met, as provided therein. In addition, we are prohibited from delivering a Put Notice if: (i) the sale of Purchase Shares pursuant to such Put Notice would cause us to issue and sell to Buyer, or Buyer to acquire or purchase, a number of shares of our common stock that, when aggregated with all shares of common stock purchased by Buyer pursuant to all prior Put Notices issued under the Purchase Agreement, would exceed the Total Commitment Amount; or (ii) the sale of the Commitment Shares pursuant to the Put Notice would cause us to issue and sell to Buyer, or Buyer to acquire or purchase, an aggregate number of shares of common stock that would result in Buyer beneficially owning more than 4.99% of the issued and outstanding shares of our common stock.

Unless earlier terminated, the Purchase Agreement will terminate automatically on the earlier to occur of: (i) 24 months after the initial effectiveness of the Registration Statement, (ii) the date on which the Buyer has purchased or acquired all of the Purchase Shares, or (iii) the date on which certain bankruptcy proceedings are initiated with respect to the Company. In connection with the execution of the Purchase Agreement, we agreed to issue 100,000 shares of our common stock (the “Commitment Shares”).

The Company relied on the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Purchase Agreements and the Agreement contain representations to support the Company’s reasonable belief that the investors had access to information concerning the Company’s operations and financial condition, the investors acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the sale of securities did not involve a public offering; the Company made no solicitation in connection with the sale other than communications with the investors; the Company obtained representations from the investors regarding their investment intent, experience and sophistication; and the investors either received or had access to adequate information about the Company in order to make an informed investment decision.

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

Date: November 13, 2018	I-ON COMMUNICATIONS CORP.

	By:	/s/ Jae Cheol James Oh
Jae Cheol James Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)