Form 10-K
period 2018-12-31
I-ON Digital Corp.
filed 2019-04-16
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-549995

I-ON DIGITAL CORP.

(Exact name of registrant as specified in its charter)
(formerly known as I-ON Communications Corp.)

Delaware	46-3031328
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15, Tehran-ro 10-gil, Gangam-gu, Seoul, Korea	06234
(Address of Principal Executive Offices)	(Zip Code)

+82-2-3430

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $45.8 million based on the closing sales price of $2.55 on the OTC Markets. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of April 15, 2019, there were approximately 35,030,339 shares of the registrant’s common stock outstanding.

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

Organization and Corporate History

I-ON Digital Corp. (formerly known as I-ON Communications Corp.) was incorporated under the laws of the State of Delaware on June 18, 2013 as ALPINE 3 Inc. Alpine 3 Inc. was set up to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. ALPINE 3 did not undertake any effort to cause a market to develop in its securities, either debt or equity, before it successfully concluded a business combination. On April 4, 2014, The Michael J. Rapport Trust (the “Trust”) purchased 10,000,000 shares of common stock which was all of the outstanding shares of Alpine 3, Inc., and subsequently changed the name to Evans Brewing Company Inc. (“EBC”) on May 29, 2014. On October 9, 2014 the Trust agreed to the cancellation of 9,600,000 of the shares of common stock that it had acquired and retained 400,000 shares of common stock.

On October 15, 2014, Bayhawk and EBC entered into an Asset Purchase and Share Exchange Agreement (the “Agreement”), subject to receiving approval of the independent Bayhawk shareholders who voted on the transaction. On September 17, 2015, the independent Bayhawk shareholders approved the agreement and Bayhawk sold to EBC and EBC purchased from Bayhawk assets of Bayhawk, including but not limited to the assets relating to the Bayhawk Ales label and the Evans Brands (collectively, the “Transferred Assets”). Bayhawk retained ownership of 100% of the stock in Evans Brewing Co. (CA) (“Evans Brewing California”) which has the brewers license at City Brewery in Lacrosse, WI. Based on the affirmative vote by the independent Bayhawk shareholders to approve the Asset Purchase transaction, EBC proceeded with the share exchange and tender offer to the Bayhawk shareholders, pursuant to which EBC offered to exchange shares of EBC common stock for shares of Bayhawk common stock, on a one-for-one basis (the “Exchange Offer”). At the close of the share exchange on December 2, 2015, 4,033,863 Bayhawk shares were accepted and exchanged for 4,033,863 shares of EBC common stock.

On January 25, 2018, Evans Brewing Company, Inc. consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with I-ON Communications Co., Ltd., a company organized under the laws of the Republic of Korea (South Korea) (“I-ON”) and I-ON Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition”). Pursuant to the terms of the Merger Agreement, Acquisition merged with and into I-ON in a statutory reverse triangular merger (the “Merger”) with I-ON surviving as a wholly-owned subsidiary of the Registrant.  As consideration for the Merger, the Registrant agreed to issue the shareholders of I-ON (the “I-ON Holders”) an aggregate of 26,000,000 shares of our Common Stock, in accordance with their pro rata ownership of I-ON capital stock.  Following the Merger, the Registrant adopted the business plan of I-ON in information technology consultancy and software development.  On December 14, 2017, in connection with the Merger, the Company’s Board of Directors approved an amendment to its Certificate of Incorporation (the “Amendment”) to change its name to I-ON Communications Corp.

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

On March 21, 2019, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company to I-ON Digital Corp.

ITEM I: BUSINESS

Evans Brewing Company

Until the date of the Merger, I-ON Digital Corp., formerly known as I-ON Communications Corp. and Evans Brewing Company Inc. (“EBC”) was a craft brewery based on Orange County, California that produces and sells premium craft beers, including a variety of ales and lagers. EBC’s beers are currently produced in its 17-barrel brewery in Irvine, California, the oldest continuously operating brewing facility in Orange County and one of the oldest in all of Southern California. This facility has been producing craft beers since January 1995. The brewery is located in a leased building in the McCormick & Schmick’s Seafood Restaurant.

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

I-ON Digital

Following the Merger, as described more fully herein, the Company adopted the business plan of I-ON. I-ON was founded by Jae Cheol James Oh, who currently serves as CEO. The Company’s roots are in IT consultancy and software development. I-ON services South Korea’s enterprise content management system’s (CMS) market and specializes in advancing market-leading internet software applications to capitalize on rapidly growing market sectors.

After being awarded its first of numerous international patents in 2003, I-ON has since evolved into an industry-leading and recognized software developer and provider of on-premise and cloud-based enterprise-class unstructured data management, digital experience and digital marketing software and solutions.  I-ON’s portfolio of software and solutions serves the digital marketing and technology needs of organizations, enabling clients to create, measure, and optimizes digital experiences for their audiences across marketing channels and devices.  We believe these solutions help clients reduce the cost of content management and delivery, while increasing the return on their investments in digital communication and marketing spend.   As of its founding, the Company has serviced and continues to service over 1,000 blue-chip and middle-market clients across virtually all verticals in both private and public sectors.  The Company has meaningfully expanded its reach over the past decade and now currently markets, licenses and sells its products and services directly to clients in South Korea and Japan, as well as in Singapore, Malaysia, Indonesia, Thailand, Vietnam, and the U.S. through value-added resellers and partnerships.

I-ON currently holds 6 international and over 20 domestic patents for both products and methodologies built into the 10 product offerings the Company currently has at market.  These encompass enterprise CMS, digital experience and service delivery software, digital marketing, smart mobility and analytics tools, and, more recently, energy management solutions as well as sports software and IT convergence services.  Beginning in the fourth quarter of 2018, the Company started endorsing its 7th generation cloud based Digital Experience (DXP) platform as a service offering known as ICE, which encompasses a more feature-rich front and back end CMS.  The Company has designed and developed industry-leading technologies that are compliant with global standards including GS (Good Software) and NET (New Excellent Technology).  I-ON also holds numerous domestic and global industry awards, earning high rankings and recognition from the likes of Gartner (Magic Quadrant 2014) and Red Herring (2014 Asia Top 100 Winner), among many others.

In addition to South Korea, Japan has particularly helped fuel I-ON’s growth over the past 10 years owing to the success of an exclusive licensing deal with Ashisuto, a large Japan-based technology services firm that employs approximately 800 technical, engineering and marketing staff across 9 office locations.  Ashisuto, which has provided technology services to Japan’s enterprises and government entities since 1973, currently white labels and sells I-ON’s core CMS offering ICS6 to over 600 clients as NOREN 6.

As a result of global enterprise digital marketing trends and I-ON’s nearly 20 -year track record in South Korea, Japan and now, Southeast Asia, the Company’s objective is to continue to gain market share in these markets. I-ON will continue to closely engage and consult with existing and prospective clients as their subject matter expert and digital strategist of choice across multiple touchpoints in the digital marketing and technology ecosystem, helping Chief Marketing Officers (CMO) and Chief Information Officers (CIO) drive critical change and growth for their organizations.

I-ON has invested and continues to spend substantial revenue on research and development.  The Company has over 100 employees as of December 31, 2018, approximately 90% of whom are considered full-time.  Research and development typically comprises of approximately 80 junior, mid to senior level engineers and developers, most of whom are based at the Company’ headquarters located at 15 Teheran-ro 10-gil, Gangnam-gu, Seoul, South Korea, 06234.

PRODUCTS AND SERVICES

I-ON’s product line is comprised of:

Enterprise CMS & Digital Experience (IaaS/PaaS):

I-ON Content Server - ICS6	I-ON Content Application Framework Engine - ICAFE
I-ON Deploy Server - IDS	I-ON Content Ecosystem - ICE
I-ON Digital Asset Management System - IDAS
I-ON Web Analytics Server

Software as a Service (SaaS) :	Energy Management Solutions :

Distributed Repository Service - GAIA	Load Aggregator’s Management System - LAMS
iDrive - E-Document Management System	- Demand Resource Management
e.Form - mobile contract platform Assist9 – mobile ERP dashboard	- DLMS/COSEM -Advanced two-way metering infrastructure

Sports & IT Convergence Service

Ticket Advanced Marketing Management – TAMM- pro-sports marketing & analytics
VoiceBall – Amateur League Umpire & Data Service

The following is a brief description of I-ON’s key products:

ICS6 (I-ON Content Server) – ICS6 is I-ON’s generation 6 web content management system that helps reduce burdens of complex website management by organizing vast amounts of ever-increasing digital content and big data into physical directory and logical site structure.  ICS6 is one of South Korea’s first-to-market cloud-based CMS platforms and a market share leader in both Korea & Japan.

ICE (I-ON Content Ecosystem) - ICE is I-ON’s 7th generation DXP offering that manages the digital content management lifecycle commencing from creation, registration, distribution, deletion, billing to analytics. ICE is geared for SOs seeking ways to enhance business to business to consumer (B2B2C) value.

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

ADDRESSABLE MARKETS

South Korea, Japan and Southeast Asia

Econsultancy and Adobe reported in recent studies that less than 15% of CMO respondents identified as working for digital-first organizations, despite a study by Forrester Research that indicated 51% of B2B enterprises were ratcheting up digital marketing initiatives in 2018 and into 2019.  A key driver of I-ON’s ability to tap further into existing and future addressable markets, the Company believes, will depend on how quickly mid to large enterprises can adopt a digital-first mindset through continued client engagement.

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

MARKETING AND GROWTH STRATEGY

Growth in omni-channel DXP, digital marketing and big data

CMS and digital marketing budgets at global brands continue to increase relative to traditional marketing dollars, according to Gartner and many CMO surveys, which describe a general atmosphere keen on shifting marketing dollars towards ROI enhancing tools such as audience analytics and curation, consumer engagement, smart mobility and artificial intelligence.  In South Korea, existing and prospective clients across many sectors are often consulting with I-ON on how best to integrate disparate and increasingly complex needs, which may for example apply digital asset management, e-commerce, sports software and SaaS capabilities.  As competition has been intensifying, the pace of overall M&A activity has also been accelerating as small and mid-size players such as I-ON, seek to diversify and address the trends and demands.  Accordingly, enterprise CMS globally is being viewed less as tools for building web pages and standard analytics, but more so as vital software and value-added solutions that can help drive the effectiveness of often complex, data driven and expensive digital strategies and marketing campaigns.  Interoperability remains a key differentiator across the dynamic South Korean and East Asian markets.  Companies small and large, particularly those with intricate distribution and supply chain responsibilities, not only require a portal for their intranet for external needs, but demand that their CMS software facilitate a real-time connection between the business, people and things that allow all to communicate, transact and even negotiate with each other across all touch points.  As a result, I-ON also intends to play further into the unstructured and big data, analytics, e-commerce and smart mobility arenas as part of its DXP offering.

Defining Value Proposition

I-ON believes it remains uniquely positioned to address the evolving digital experience and marketing needs of medium to large enterprises.  Given the growth across the global enterprise digital marketing spectrum and I-ON’s 19-year track record serving a marquee clientele in South Korea, Japan, and parts of Southeast Asia, I-ON’s objective is to continue to aggressively gain market share by closely engaging with existing and prospective clients, while driving sales for both its core CMS offering and complementary solutions that enable organizations to transform traditional marketing initiatives into analytics and data-driven strategies vital to delivering measurable results.

I-ON believes that its software products and solutions will continue to be a primary revenue source for the Company over time and that its growing portfolio of products may generate profitable demand for associated maintenance, support, implementation, consulting, and training services that the Company, and a channel of licensees and value-added resellers (VARs), can provide.

Near-term, I-ON intends to do the following to drive organic growth:

•	Continue to leverage knowledge and experience into new or enhanced solutions and products

•	Continue to deploy secure pilot environments for prospective customers to evaluate and envision additional uses for customized application development

•	Continue to procure contracts directly, via strategic partnerships and increasing sales personnel

•	Recruit seasoned executives as well as younger talent to utilize unique training model that addresses resource shortages

•	Incubate and build-out focused profitable technology practices

•	Continue to participate in multi-lateral joint R&D projects in concert with its partners across many different countries

South East Asia

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

Announced on October 1, 2018, I-ON and Singapore-based Hyper Resources Interactive Pte Ltd. executed an MoU whereby Hyper Resources will assist with marketing and utilize I-ON’s core CMS suite of ICS6, IDAS, IDS, ICS and eForm solutions to address the needs of Singaporean enterprises.  I-ON will assist with operational and technical support as well as solutions training.

Sports ICT

I-ON absorbed the TAMM team and technology in 2016.  Currently the exclusive and secure web and mobile payment gateway provider for the KLGPA and technology partners with most of the major sponsors of the events, TAMM and its next generation omni-channel sports data management solution are well-positioned to address the $5 billion global sports software market, which is projected to increase at a 13% CAGR through 2024.    Significant global investment in sports infrastructure including stadiums, complexes and leagues has been the leading driver of sports software development and implementation, which helps organizers automate various administrative functions, ticket sales, promotions, as well as player and game management utilizing both cloud-based and on-premise technology.  North America currently holds a market share of close to 60% and is expected to continue its dominant trend through 2024, according to Hexa Research.

As announced in 2018, I-ON formed a partnership with the Ministry of Culture, Sports and Tourism and the Korea Institute of Sports Science to develop a domestic multi-sport marketing and analytics platform addressing amateur and pro golf and baseball participants and engagement.  The initiative also integrates reputable University research and high-tech private sector resources.  More recently in January 2019, I-ON announced a letter of intent, subject to a multi-year framework, with California-based Pacific Pro Football league, a new amateur-pro D-league targeting future NFL recruits, which is led by a distinguished team of former NFL executives, players and coaches.  The engagement represents I-ON’s initial foray into the US market with respect to TAMM and sports software initiatives.  I-ON’s scope of service is broad, but entails building out the league’s CMS infrastructure while serving as their digital strategist of choice leading up to the 2020 league launch and well beyond.  This could be in association with Pacific Pro’s exclusive sponsor Adidas.

Energy ICT

In early 2018, I-ON and its various partners including Japan-based TIS INTEC Group – a leading systems integrator- began a deeper dive on how to best address the fast-growing need for distributed energy management and virtual power plant (VPP) solutions for grid connected renewable energy sources in hopes of delivering an enhanced, reliable energy and cost-efficient product offering to East Asia markets.  By employing key components of I-ON’s energy management system to address the demand response needs of power grid companies, I-ON intends to introduce its own proprietary next generation VPP solution that operate within cloud-based service environments to address the energy management needs of enterprises.

Popular in the U.S. and Europe, but a rapidly emerging sector in Japan and across East Asia, VPP is a cloud-based distributed power plant that aggregates the capacities of energy resources at the requests of power transmission and distribution service providers for the purposes of enhancing power generation more reliably.  VPP typically integrates small-scale power plants or energy storage facilities for residential settings, buildings, factories and incorporates them into a remotely controlled virtual power station using a sophisticated set of software and IT systems.  These systems tap into existing grid networks to tailor electricity supply and demand services under changing load conditions both quickly and in real time, thus maximizing value for both the power generator and end user.  Most industry observers currently peg the global VPP industry at $8-$12 billion -- double from just a few years ago -- and forecast the industry will grow annually at a mid to high double-digit rate through 2025, driven by investment in the U.S., Europe and Australia with South Korea and Japan leading the way in East Asia.

Announced on November 21, 2018, Sweden-based Telenor Connexion and I-ON formed a collaboration agreement in order to provide South Korean customers in the energy sector with high-value and quality IoT solutions and services by utilizing I-ON’s capabilities in data management, smart mobility, and advanced analytics.

Acquisition Strategy

I-ON intends to continue to leverage its international partnerships and ongoing success in enterprise CMS to move upstream, cross-sell, and serve clients more directly as either their digital strategist of choice and/or by acquiring businesses with (i) a revenue producing platform with existing enterprise clients, (ii) subject matter expertise and or (iii) rights to intellectual property in at least one of the following digital marketing-related disciplines: predictive analytics, smart mobility, marketing automation, search engine optimization (SEO), enterprise resource planning (ERP), workflow automation, and eCommerce.  I-ON has already identified multiple compelling acquisition opportunities within these domains, particularly in South Korea and Japan.  However, there can be no assurance that I-ON will be able to acquire one or more of these businesses or that it will be able to do so on terms that are favorable to I-ON.

Notably, I-ON believes that overall macro conditions that drive consolidation and acquisitions also remain ideal including the historical low interest rate environment, a large, evolving and fragmented technology services and solutions market across South Korea and East Asia, and the relatively low organic growth opportunities that ordinarily may not exist for smaller businesses.  These existential conditions could enable I-ON to identify and purchase compelling assets inexpensively.

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

PATENTS AND TRADEMARKS

Key Patents:

•	Integrated certification system using electronic contract #10-1132672

•	Website construction and management methodology #0457428

•	Website integrated management system and management methodology #10-0764690

•	Internet Reaction application reaction survey methodology and systems #0366708

•	Modification and restoration methodology on comment utilizing digital items #10-0634047

•	Power Quantity Reduction Compensation System management method #10-1046943

•	Mobile Chat Systems for Supporting Cartoon Story-Style Communication on Webpage #9973458

•	Enhancement to Sports Game Assistance System #10223448

•	I-ON holds over 20 additional domestic patents

Key Certifications:

•	I-ON e.Form Server Green Technology Certificate #GT-12-00040

•	I-ON Content Server v6.1 Certificate of Software Quality – GS (Good Software) #14-0017

•	DRMS OpenADR 2.0a/b Certificate of System Conformance

•	Certificate for Company Research Institute #20022427

AWARDS AND INDUSTRY RECOGNITION HISTORY

•	Selected to participate in ‘IP-Star Company development’ project by Seoul Business Agency (2013)

•	Designated as Best Small and Medium Company Workplace by Small and Medium Business Corporation (2012-2014)

•	Designated as Global Small Giant Company by Small and Medium Business Administration (2012-2014)

•	Grand prize at New Software Solution in General Software section by Ministry of Knowledge Economy (2012)

•	Designated as top Promising Future-Leading Company by Money Today (Economic newspaper 2012)

•	Certified ‘Promising Export Firm’ by Small and Medium Business Administration (2011-2013)

•	KOSA (Korea Software Industry Association)

•	Best prize at 11th Korean Software Companies’ Competitiveness Award - Mobile SW section (2012)

•	Best prize at 10th Korean Software Companies’ Competitiveness Award– KMS/EMC/BMP section (2011)

•	Best prize at SoftBank Mobile Solution Contest in Japan (2011)

•	Citation of Prime Minister awarded on the SW Industrial Day (2011)

•	Tower of million USD exports award (2007)

•	Grand prize in Internet Service Section (oneul.com) (2012)

•	Winner of Brand Service Section (Lotte Duty Free) (2012)

•	Grand prize in Business Improvement section (e.Form) (2012)

•	Grand Prize in Information Management (Real-time Power demand resources Operation System) (2012)

•	Grand Prize in Location Based System (LBS) (Lucky Bird) (2012)

•	Grand Prize in Product brand (Catch Chevrolet) (2011)

•	Grand Prize eBook (Kyowon Aesop) (2011)

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

Below highlights I-ON’s top 10 clients as percentage of total revenue (Fiscal Years 2016-2018):

2015		2016			2017		2018
KT Corporation	8.0%		JoongAng Ilbo	7.0%		JoongAng Ilbo	8.6%	KEPCO	10.1%
KCA	7.7%		K.K I-ON	5.0%		KBS	6.7%	K.K. I-ON	7.7%
K.K. I-ON	6.6%		Samsung Electro	5.0%		Hyundai Auto	6.3%	Samsung Electro	6.5%
KT DS	6.3%		GlobalTelecom	4.0%		Samsung Electro	6.0%	SBDC	6.5%
Samsung Card	5.3%		Hyunday Auto	4.0%		KTDS	5.7%	Finger	6.3%
K.K. Ashisuto	3.7%		Kolonbenit	4.0%		K.K. I-ON	5.5%	Mnwise	5.9%
Hyundai ESG	3.6%		KEPCO	3.0%		Jeju Tourism	4.8%	K.K. Ashisuto	4.7%
KyoWon	3.6%		Ssangyong	3.0%		KLPGA	4.2%	Shinhan Card	4.7%
MBC	3.6%		K.K. Ashisuto	3.0%		YTN	4.0%	Samsung SDS	4.1%
Accenture	3.2%		Korea Comm.	3.0%		CJ Digital Music	3.9%	Jeju Tourism	3.9%
	51.7%			41.0%			55.7%		60.4%

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

COMPETITION

The market for I-ON’s products and solutions, primarily in South Korea, Japan and Southeast Asia is competitive but not considerably fragmented.  We compete primarily with digital marketing agencies, systems consulting firms and boutique consulting firms, that maintain specialized skills or products or are geographically focused, and clients’ own IT firms.  Many of the firms we compete with have longer operating histories and are more developed than we are.  The principal competitive factors in these addressable markets include the ability to solve problems; the ability to deliver creative concepts and solutions; expertise and talent with advanced technologies; availability of resources; the quality and speed of solutions; a deep understanding of user experiences; and the price of solutions.  I-ON competes favorably when considering these factors and believes that its ability to deliver business innovation and outstanding value to its clients on time and on budget, along with its successful track record, distinguishes them from competitors.

Interoperability has emerged as a key differentiator in I-ON’s addressable markets, as CMS is now seldom viewed as a stand-alone system for an enterprise’s online presence.  Large enterprises and to a growing extent small and middle market companies, particularly those with complex distribution and supply chain issues, not only require a portal for their intranet for external needs, but expect CMS platforms to allow for a real-time connection between the business, people, behavior and things that allow all to communicate, transact and even negotiate with each other.  Thus, in order to be better served and remain competitive in their own circles, clients are increasingly looking to I-ON to consult with and integrate disparate and increasingly complex systems.

In addition to holding a first mover advantage, I-ON has been able to compete by offering flexible and often less expensive pricing, offering time-tested & proven licensing joint venture partnerships such as with Ashisuto in Japan and focusing on R&D to drive product upgrade cycles such as ICE and introduce new products built off existing technology related to sports, energy and mobile.   From a domestic DXP front, I-ON competes with companies such as deCos Interactive and contentWise.  Much larger competitors such as Adobe, Stellent, and IBM which service at significantly higher prices and complexity, lack mid-market cachet, are not built locally for scale, or are merely focused on other disciplines.  Opensource models tend to have a truer SME focus, are vague & lack vendor responsibilities, and do not address the needs of complex large to blue-chip enterprises.

RESEARCH AND DEVELOPMENT

Because the verticals in which I-ON competes are characterized by rapid technological change, the Company’s ability to compete successfully depends upon maintaining and enhancing expertise in its core business segments and product lines.  As a result, I-ON has reinvested and continues to spend substantial revenue on research and development.  The Company currently employs over 100 junior, mid to senior level engineers and developers, most of whom are based at the Company’s headquarters in Seoul.  In order enable its employees to provide expert, timely, competitive services to the marketplace, I-ON also provides ongoing training and sponsors advanced university education to enhance employee skills and knowledge of all current and future product offerings.

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

LEGAL MATTERS

None.

RELATED PARTY TRANSACTIONS

The following are material related party transactions that have occurred during December 31, 2018 and 2017, but because the consolidated financial statements are presented on a consolidated basis, the transactions and balances have been eliminated.

	2018	2017
Sales to affiliate	$525,881	$494,338
Receivables from affiliate	$161,079	$139,188

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

Our website address is www.i-on.net.

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

Our current executive officers, directors and largest stockholders of the Company, hold approximately 37% of the voting power of the outstanding shares as of December 31, 2018. These officers, directors and certain stockholders have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions.  The interests of our executive officers and certain shareholders may give rise to a conflict of interest with the Company and the Company’s stockholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

Liquidity of our common stock has been limited.

Our common stock is quoted on OTC Markets under the symbol “IONI”.  The liquidity of our common stock is very limited and is affected by our limited trading market. The OTC Markets is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

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

ITEM 1B: UNRESOLVED COMMENTS.

None.

ITEM 2: PROPERTIES.

We do not own any physical location.  I-ON currently leases its corporate headquarters and other offices in Seoul, South Korea which expires on December 31, 2020.  I-ON’s lease for its Tokyo, Japan office expires on September 30, 2019. We believe that our current offices are sufficient in size for current and future operations.

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

Our common stock first became quoted on the OTC Markets under the trading symbol “EVBW” on March 27, 2014. On February 24, 2016, our common stock began trading under the name Evans Brewing Company, Inc. and under the trading symbol “ALES”. On April 21, 2016, the common stock was uplisted to the OTCQB Venture Marketplace and on August 2, 2018 our trading symbol was changed to IONI. Over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  The following table lists the high and low sale information for our common stock as quoted on the OTC Markets for the fiscal years ended 2018 and 2017:

	Price Range
Quarter Ended	High ($)	Low ($)
December 31, 2018	$0.42	0.40
September 30, 2018	$2.00	1.30
June 30, 2018	$2.55	2.55
March 31, 2018	$2.35	2.35
December 31, 2017	$3.25	1.75
September 30, 2017	$0.75	0.75
June 30, 2017	$2.05	2.05
March 31, 2017	$2.25	2.25

The above quotations from the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b) Holders

The number of record holders of our common stock as of December 31, 2018, was approximately 70 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

(c) Dividends

We have not paid or declared any cash dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans

As of December 31, 2018, the Company did not have any equity compensation plans.

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

RECENT SALES OF UNREGISTERED SECURITIES

On August 22, 2018, we entered into an equity purchase agreement (the “Purchase Agreement”) with Peak One Opportunity Fund, L.P. (“Buyer”), whereby Buyer agreed to invest up to $540,000.00 (the “Purchase Price”) in our Company in exchange for convertible debentures, upon the terms and subject to the conditions thereof. Pursuant to the SPA, we issued a convertible debenture to the Buyer in the original principal amount of $200,000.00 (the “Signing Debenture”). Each convertible debenture issued pursuant to the SPA, coupled with the accrued and unpaid interest relating to each convertible debenture, is due and payable three years from the issuance date of the respective convertible debenture. Any amount of principal or interest that is due under each convertible debenture, which is not paid by the respective maturity date, will bear interest at the rate of 18% per annum until it is satisfied in full. Additionally, the Buyer has the right at any time to convert amounts owed under each convertible debenture into shares of our common stock. Each debenture shall contain representations, warranties, events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.  As consideration for the Purchase Agreement we issued the Buyer warrants to purchase 50,000 shares of Common Stock at the exercise price of $2.75 expiring five years after issuance (the “Warrants”).

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

As used in this report, the terms “Company”, “we”, “our”, and “us” refer to I-ON Digital Corp., a Delaware corporation.

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

I-ON Digital Corp. (the “Company”) was incorporated under the laws of the State of Delaware on June 18, 2013. On April 4, 2014, The Michael J. Rapport Trust (the “Trust”) purchased 10,000,000 shares of the Company’s common stock which was all of the outstanding shares of Alpine 3, Inc., and subsequently changed the name to Evans Brewing Company Inc. (“EBC”) on May 29, 2014. On October 9, 2014, the Trust agreed to the cancellation of 9,600,000 of the shares of common stock that it had acquired and retained 400,000 shares of common stock. From April 2014 through December 2015, EBC has been in the process of acquiring the Bayhawk brands and related assets, as discussed in more detail below.

On October 15, 2014, EBC entered into an Asset Purchase and Share Exchange Agreement (the “Agreement”), with Bayhawk Ales, Inc. (“Bayhawk”) whereby Bayhawk sold to EBC, and EBC purchased from Bayhawk, assets of Bayhawk, in exchange for 4,033,863 shares of EBC common stock upon the terms and subject to the conditions set forth in the Asset Purchase and Share Exchange Agreement.

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

On January 25, 2018, the Company consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with I-ON Communications Co., Ltd., a company organized under the laws of the Republic of Korea (South Korea) (“I-ON”) and I-ON Acquisition Corp., a wholly-owned subsidiary of the Registrant (“Acquisition”). Pursuant to the terms of the Merger Agreement, Acquisition merged with and into I-ON in a statutory reverse triangular merger (the “Merger”) with I-ON surviving as a wholly-owned subsidiary of the Registrant.  As consideration for the Merger, the Registrant agreed to issue the shareholders of I-ON (the “I-ON Holders”) an aggregate of 26,000,000 shares of our Common Stock.  Following the Merger, the Registrant adopted the business plan of I-ON in information technology consultancy and software development.  On December 14, 2017, in connection with the Merger, the Registrant’s Board of Directors approved an amendment to its Certificate of Incorporation (the “Amendment”) to change its name to I-ON Communications Corp. On April 2, 2019, the Company amended its Certificate of Incorporation to change the name of the Company to “I-ON Digital Corp.”

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

Results of Operations for the year ended December 31, 2018 as Compared to the year ended December 31, 2017

Revenues

During the year ended December 31, 2018, total sales of the Company were $7,091,647 compared to $9,206,355 for the same period ending December 31, 2017. Customers included Samsung SDS, POSCO ICT, AXA, and KBS during the period. The decline in revenue was attributable to delayed launch of certain project implementations, timing of revenue recognition and the Company’s focus on new product launches and related marketing spend. The Company also believes that seasonality and uncertain geopolitical environment partially contributed to the year over year decline in new project wins.

Operating Expenses

Operating expenses for the year ended December 31, 2018, were $2,264,265 compared to $2,420,290 for the year ended December 31, 2017. The decrease in expenses was primarily a result of the Company’s reduction in staff and therefore its payroll expense. Research and development comprised $329,366 of the expense compared to $670,714 for the comparable period in 2017; however, our general and administrative expenses increased to $1,934,899 for the year ended December 31, 2018, as compared to 1,749,576 for the year ended December 31, 2017.

Other Income (Loss):

Other income (expense) for the year ended December 31, 2018, was $124,443 compared to ($366,660) for the year ended December 31, 2017. The change was primarily a result of our reduction in staff. Income (loss) before provision for income taxes, loss on equity investments in affiliates and non-controlling interest for the year ended December 31, 2018 was ($307,574) compared to $220,019 for the same period in 2017.

Net Income:

Net income from operations for the year ended December 31, 2018, was $82,171 compared to $19,109, for the year ended December 31, 2017. Our increase in net income from operations can primarily be attributed to an increase in our benefit from income tax, which was $423,093 for the year ended December 31, 2018, as compared to a provision for income tax of $146,901 for the year ended December 31, 2017, and an increase in our total other income, which was $124,443 for the year ended December 31, 2018, as compared to total other expenses of $366,660 for the year ended December 31, 2017.

Liquidity and Capital Resources

At December 31, 2018, the Company had cash and cash equivalents of $3,235,481. We estimate we will require up to $3,000,000 of capital for the next twelve months of operations.  We estimate that our expenses will be comprised of general operating expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.

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

Off Balance Sheet Arrangements

As of December 31, 2018, there were no off balance sheet arrangements.

Basis of Presentation

The financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Summary of Significant Accounting Policies

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Name	Age	Position
Jae Cheol Oh	49	Chairman, Chief Executive Officer, Chief Financial Officer

Hong Rae Kim	48	Executive Director

Jae Ho Cho	44	Director

Eugene Hong	61	Director

Armand Pastine	52	Director

Jean Koh	58	Director

Charlie Baik	49	Director

Jae Cheol Oh, Chairman, Chief Executive Officer, Chief Financial Officer

James Jae Cheol Oh has served as founder and CEO of I-ON since 1999 and Chairman, CEO and CFO of the Company since the Merger. He is also an affiliated professor of Management Engineering at Sangmyung University. Mr. Oh holds a B.A. in Economics from Kyung Hee University and a M.S. in Management Engineering from Sangmyung University.  We believe Mr. Oh’s experience founding and running I-ON qualifies him to serve on our board of directors.

Jae Ho Cho, Director

Jae Ho Cho joined I-ON Communications in February 2003 and serves as head of the Service Delivery Platform Business department. He has been a director of the Company since the Merger. During his time with I-ON he has participated in the development of many of I-ONs core products.  He holds a M.S. from Cheng Ju Graduate School.  We believe Mr. Cho’s depth of experience in information technology consultancy and software development qualifies him to serve on our board of directors.

Hong Rae Kim, Executive Director

Hong Rae Kim is a co-founder of I-ON and has served as CEO of PT.IONSoft, a company located in Indonesia, since 2012. He has been an executive director of the Company since the Merger. Mr. Kim has also previously served as a PMO and COO of I-ON.  Mr. Kim graduated from Gang Nam University with a bachelor’s degree in Economics.  We believe Mr. Kim’s experience founding and working with I-ON qualifies him to serve on our board of directors.

Mr. Eugene Hong, Independent Director

Mr. Hong’s career at Samsung, most recently as Executive Vice President of Samsung Venture Investment Co, Ltd., spans over 25 years.  Between 1992 and 1998, he served as a Director in the production, planning and strategy divisions for both Samsung Motors Co., Ltd. and Samsung Techwin Co., Ltd.  In 1999, Mr. Hong transitioned to the Samsung Venture team initially as a Director, rising to Vice President, Senior Vice President and eventually to his current role as Executive Vice President, focusing primarily on managing technology and industrial related investments.  Since 2013, Mr. Hong has originated, spearheaded and overseen over twenty investments across multiple high growth sectors including, among others, enterprise software, network security solutions, AI, optical equipment/OLED laser, autonomous driving, block chain, mobile and battery technologies.  Mr. Hong received his B.S. from Korea University in 1984, M.S. from Texas Tech University in 1986 and PhD from Arizona State University in 1991. Mr Hong has served as a director since August 10 2018.

Mr. Armand Pastine, Independent Director

Mr. Pastine has served as a director since August 10, 2018 and serves as the CEO of CG Capital Markets, LLC, a New York and Florida -based investment banking boutique specializing in Middle Market Sales and Trading, Institutional Structured Credit Products, and Capital Markets Placements of debt and equity investments to Qualified Institutional Buyers.  Mr. Pastine began his career in the Financial Strategies Group at Prudential Securities, with a primary focus on Mortgage and Asset-Backed related securities. He previously worked as a Vice President in Goldman Sachs’ Principal Finance Group and held various positions at a number of leading middle-market investment banks specializing in Structured Products and Esoteric Securities including more recently at Maxim Group, LLC, where he served as Executive Managing Director and the Head of Fixed Income.  Mr. Pastine received his B.A. in Political Communications from the University of Rhode Island and his J.D. with an emphasis on Public Policy Analysis, from CUNY School of Law.  He is admitted to the Bar in New Jersey.

Dr. Jean Koh, Independent Director

Dr. Jean Koh has served as a director since August 10, 2018 and has over 25 years of technology and senior executive experience with publicly and privately held companies within the multimedia and mobile content technology verticals. Dr. Koh is currently serving as the Chairman of the Korea Mobile Internet Business Association (MOIBA), an association with well over 500 mobile internet companies and industry executives.  In 1994, Dr. Koh founded Baro Vision - now KOSDAQ-listed Galaxia Communications - a leading domestic developer of proprietary video compression technology, which has since transformed itself into one of South Korea´s leading providers of comprehensive e-payment solutions.  Dr. Koh received his PhD. in Computer Science from Syracuse University and currently serves as a key member on the ‘Presidential Committee of the Fourth Industrial Revolution’ under the Moon Jae-In Administration.

Mr. Charlie Baik, Independent Director

Mr. Charlie Seung Taik Baik has served as a director since August 10, 2018 and currently serves as the Chief Operating Officer and Chief Compliance Officer of EZER, Inc., a leading multi-purpose engineering firm that addresses the needs of the utility, sustainable energy and industrial sectors.  Since August 2006, Mr. Baik has also served as EZER, Inc.´s Chief Marketing Officer.  Previously, Mr. Baik held the positions of Senior Executive Vice President and Chief Marketing Officer of NASDAQ-listed Gravity Co., Ltd, a leading PC and mobile game publisher with numerous titles under its belt and the maker of the world famous ‘Ragnarok Online’, a massive multiplayer online role-playing game.  Mr. Baik also served as the Chief Operating Officer of Gravity Co., Ltd. from August 2006 to June 2008 and as the Chief Executive Officer of NEOCYON, Inc. since 2000.

Code of Ethics

As part of our system of corporate governance, the Company adopted a Code of Business Conduct and Ethics (the “Code”) for directors and executive officers of the Company.  This Code is intended to focus each director and executive officer on areas of ethical risk, provide guidance to directors and executive officer to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability.  Each director and executive officer must comply with the letter and spirit of this Code.  We intend to disclose any changes in or waivers from our Code of Business Conduct and Ethics and our Code of Ethics for Financial Executives by filing a Form 8-K or by posting such information on our website.

Item 11. Executive Compensation

The following tables lists the compensation of the Company’s principal executive officers and board members for the years ended December 31, 2018 and 2017.  The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Comp. ($)	Total ($)
Michael J. Rapport, President/Chief Executive Officer(1)	2018	$0	-	$0		-	-	-	-	$0
	2017	$0	-	$0		-	-	-		$0

Evan Rapport, Vice President	2018	$0	-			$-	-	-	-	$0
	2017	$0		$10,680	(2)	-	-	-	-	$10,680

Mark Lamb, Director	2018 2017	$0	-	$13,600	(2)	-	-	-	-	$13,600

Roy Roberson, Director	2018	$0	-	$0		-	-	-	-	$0
	2017	$0	-	$13,600	(2)	-	-	-	-	$13,600

Joe Ryan, Director	2018	$0	-	$0		-	-	-	-	$0
	2017	$0	-	$13,600	(2)	-	-	-	-	$13,600

Dr. David Thomas, Director	2018	$0	-	$0	(2)	-	-	-	-	$0
	2017	$0	-	$13,600	(2)	-	-	-	-	$13,600

Kenneth C. Wiedrich. CFO(2)	2018	-	-			-	-	-	-	$0
	2017	$24,000	-	$13,600	(3)	-	-	-	-	$37,600

Jae Cheol Oh, Chairman, Chief Executive Officer, Chief Financial Officer (5)	2018	$88,344	-	$-		-	-	-	-	$88,344

Hong Rae Kim, Director (5)	2018	$17,414	-	$-		-	-	-	-	$17,414

Jae Ho Cho, Director (5)	2018	$86,795	-	$-		-	-	-	-	$86,795

Eugene Hong, Director (6)	2018	$0	-	$-		-	-	-	-	$0

Armand Pastine, Director (6)	2018	$7,500	-	$-		-	-	-	-	$7,500

Jean Koh, Director (6)	2018	$0	-	$-		-	-	-	-	$0

Charlie Baik, Director (6)	2018	$5,453	-	$-		-	-	-	-	$5,453

(5)	Appointed January 25, 2018.
(6)	Appointed August 10, 2018.

Compensation of Directors

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through to date.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during periods ending December 31, 2018 and December 31, 2017 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation Arrangements with Executive Management

There were no compensation contracts for any of the executives of the Company at the end of December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following tables set forth, as of the date of this Annual Report, the beneficial ownership of Common Stock for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (3) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock.  As of April 16, 2019, there were 35,030,339 shares of Common Stock outstanding.  Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Shareholder (1)	Beneficial Ownership	Percent of Class (2)
Jae Cheol Oh	12,898,600	36.9%
Hong Rae Kim	915,200	2.6%
Jae Ho Cho	0	0%
Hong Rae Kim	0	0%
Eugene Hong	0	0%
Armand Pastine	0	0%
Jean Koh	0	0%
Charlie Baik	0	0%
Officers and Directors as a Group (3 persons)	12,898,600	36.9%

(1) The address for all officers, directors and beneficial owners is 15, Tehran-ro 10-gil, Gangam-gu, Seoul, Korea.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following are material related party transactions that have occurred during December 31, 2018 and 2017, but because the consolidated financial statements are presented on a consolidated basis, the transactions and balances have been eliminated.

	2018	2017
Sales to affiliate	$525,881	$494,338
Receivable from affiliate	$161,079	$139,188

The Company receives loan guarantees from the chief executive officer with regards to its long-term borrowing, and the Company’s restricted cash provided as collateral to the Company’s chief executive officer’s loans.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, in connection with the audit of our financial statements for the years ended December 31, 2018 and 2017, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended December 31, 2018(1) ($)	Year Ended December 31, 2017(2) ($)
Audit fees	$66,000	$38,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$66,000	$38,000

(1)	Performed by Benjamin & Young, LLP
(2)	Performed by Kenne Ruan CPA, P.C.

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2018.

Audit Related Fees

None.

Tax Fees

The Company has paid Lucas, Horsfall, Accountants $5,000 for preparation of taxes for the year ended December 31, 2017.

PART IV
ITEM 15. EXHIBITS

 PART IV

ITEM 15. EXHIBITS

Number	Description
2.1
Agreement of Merger and Plan of Reorganization among Evans Brewing Company, Inc., I-ON Communications Co., Ltd., I-ON Acquisition Corp. and I-on Communications, Ltd. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 26, 2017, and incorporated herein by reference)

2.2
Spin-Off Agreement among Evans Brewing Company, Inc., Michael J. Rapport Trust, Evans Brewing Company, Inc. and EBC Public House, Inc. (previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2018, and incorporated herein by reference)

3.1	Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on July 3, 2013, and incorporated herein by reference)

3.2	Certificate of Amendment of Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on April 22, 2014, and incorporated herein by reference)

3.3	Certificate of Amendment of Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2015, and incorporated herein by reference)

3.4	Certificate of Amendment of Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2018, and incorporated herein by reference)

3.5	Certificate of Amendment of Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2019, and incorporated herein by reference)

3.6	By-laws of the Company (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on July 3, 2013, and incorporated herein by reference)

4.2
Certificate of Designation of Rights and Preferences for Series A Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2015, and incorporated herein by reference)

4.3
Convertible Note Debenture in favor of Peak One Opportunity Fund, L.P., due August 13, 2021 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

4.4
Common Stock Purchase Warrant of Peak One Opportunity Fund, L.P. (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

10.1
Securities Purchase Agreement between the Company and Peak One Opportunity Fund, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

10.2
Equity Purchase Agreement between the Company and Peak One Opportunity Fund, L.P. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

10.3
Registration Rights Agreement between the Company and Peak One Opportunity Fund, L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

14.1	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed on September 27, 2017, and incorporated herein by reference)

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended*

32.1
Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Furnished herewith.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2019

I-ON DIGITAL CORP.

By:	/s/ Jae Cheol Oh
Name: Jae Cheol Oh
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

April 16, 2019
/s/ Jae Cheol Oh
Name: Jae Cheol Oh
Title: Chairman, Chief Executive Officer and Chief Financial officer
(Principal Executive, Financial and Accounting Officer)

April 16, 2019	/s/ Hong Rae Kim
Name: Hong Rae Kim
Title: Executive Director

April 16, 2019	/s/ Jae Ho Cho
Name: Jae Ho Cho
Title: Director

April 16, 2019	/s/ Eugene Hong
Name: Eugene Hong
Title: Director

April 16, 2019	/s/ Armand Pastine
Name: Armand Pastine
Title: Director

April 16, 2019	/s/ Jean Koh
Name: Jean Koh
Title: Director

April 16, 2019	/s/ Charlie Baik
Name: Charlie Baik
Title: Director

I-ON Communications Co., Ltd
And Subsidiary

I-ON Communications Co., Ltd and Subsidiary

1100 N. Tustin Ave., Suite 200 Anaheim, CA 92807 Office: (714) 238-0000 www.bycpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Of I-On Digital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of I-On Digital Corp. and subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Anaheim, California
April 16, 2019
Serving as the Company’s auditor since 2017

I-ON Communications Co., Ltd and Subsidiary

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS

Current assets:
Cash and cash equivalents	$1,709,210	$1,439,700
Restricted cash	1,699,331	1,795,781
Short-term financial instruments	741,417	746,687
Short-term loans	25,000	112,003
Accounts Receivables, net of allowance for doubtful accounts $724,292 and $667,886, respectively	2,692,933	4,014,388
Deferred tax assets	65,947	-
Prepaid expenses and other current assets	856,959	537,402
Total current assets	7,790,797	8,645,961

Non-current assets:
Investments	102,756	136,271
Property and equipment, net	163,995	69,455
Intangible assets, net	136,432	74,642
Deposits	358,028	392,095
Derivate asset	109,343	-
Deferred tax assets	1,211,621	879,957
Total non-current assets	2,082,175	1,552,420

Total Assets	$9,872,972	$10,198,381

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	375,318	$520,045
Accrued expenses and other	790,676	1,197,005
Value added tax payable	108,534	184,186
Income tax payable	20,353	-
Short-term loan	626,062	-
Current portion of long term debt	89,509	-
Government grants outstanding	-	-
Total current liabilities	2,010,452	1,901,236

Convertible debt	25,000	-
Long term debt, net of current portion	402,397	280,007

Total liabilities	2,437,849	2,181,243

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.001 par value; authorized 100,000,000 shares; [35,130,339] shares issued and outstanding at December 31, 2018; 26,000,000 shares issued and outstanding at December 31, 2017	3,603	2,600
Treasury stock	(709,478)	-
Additional paid-in-capital	3,582,987	3,212,037
Accumulated other comprehensive loss	(52,193)	274,468
Accumulated retained earnings	4,609,785	4,527,781
Total company stockholders’ equity	7,434,704	8,016,886
Non-controlling interests	419	252
Total stockholders’ equity	7,435,123	8,017,138

Total Liabilities and Stockholders’ Equity	$9,872,972	$10,198,381

See accompanying notes to consolidated financial statements.

I-ON Communications Co., Ltd and Subsidiary

Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
	2018	2017

Net sales	$7,091,647	$9,206,355
Cost of goods sold	5,259,399	6,199,386
Gross profit	1,832,248	3,006,969

Operating expense
Research and development	329,366	670,714
General and administrative	1,934,899	1,749,576
Total operating expense	2,264,265	2,420,290

Income (loss) from operations	(432,017)	586,679

Interest income	-	49,020
Gain on foreign currency exchange, net	-	(12,525)
Miscellaneous income (expense), net	147,206	(393,006)
Interest expense	(22,763)	(10,149)
Total other income (expense), net	124,443	(366,660)

Income (loss) before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	(307,574)	220,019

Provision for (benefit from) income tax	(423,093)	146,901

Net income before income or loss on equity investments in affiliates and non-controlling interest	115,519	73,118

Loss on equity investments in affiliates	(33,515)	(54,100)

Net income before non-controlling interest	82,004	19,018

Non-controlling interest income	167	91

Net income	$82,171	$19,109

Comprehensive income statement:
Net income (loss)	$82,171	$19,018
Foreign currency translation	(326,661)	747,785
Total Comprehensive income (loss)	$(244,490)	$766,803

Earnings per share - Basic
Net income (loss) before non-controlling interest	$0.00	$0.00
Non-controlling interest	0.00	0.00
Earnings per share to stockholders	0.00	0.00

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$0.00	$0.00
Non-controlling interest	0.00	0.00
Earnings per share to stockholders	0.00	0.00

Weighted average number of common shares outstanding:
Basic	35,030,339	26,000,000
Diluted	35,030,339	26,000,000

See accompanying notes to consolidated financial statements.

I-ON Communications Co., Ltd and Subsidiary

Consolidated Statements of Shareholders’ Equity

						Accumulated	Total
			Additional			Other	Company	Non-	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interest	Equity

Balance - January 1, 2017	2,808,214	$1,203,383	$1,949,690	$4,508,763	$-	$(473,317)	$7,188,519	$161	$7,188,680
To reflect the merger & reorganization
with Evans Brewing Company Inc.	23,191,786	$(1,200,783)	$1,200,783
Foreign currency translation	-	-	-	-	-	747,785	747,785	-	747,785
Stock compensation expense	-	-	61,564	-		-	61,564	-	61,564
Net Income	-	-	-	19,018	-	-	19,018	91	19,109
Balance - December 31, 2017	26,000,000	$2,600	$3,212,037	$4,527,781	$-	$274,468	$8,016,886	$252	$8,017,138
Issuance of common stock	9,030,339	903	-	-	-	-	903	-	903
Recognition of beneficial conversion feature
in connection with convertible debt	-	-	85,212	-	-	-	85,212	-	85,212
Recognition of common stock warrant issued
in connection with convertible debt	-	-	89,788	-	-	-	89,788	-	89,788
Issuance of common stock in connection with
equity purchase agreement	100,000	100	109,243				109,343	-	109,343
Foreign currency translation	-	-	-	-	-	(326,661)	(326,661)	-	(326,661)
Repurchase of treasury stock	-	-	-	-	(709,478)	-	(709,478)	-	(709,478)
Stock compensation expense	-	-	86,707	-	-	-	86,707	-	86,707
Net income	-	-	-	82,004	-	-	82,004	167	82,171
Balance - December 31, 2018	35,130,339	$3,603	$3,582,987	$4,609,785	$(709,478)	$(52,193)	$7,434,704	$419	$7,435,123

 See accompanying notes to consolidated financial statements.

I-ON Communications Co., Ltd and Subsidiary

Consolidated Statements of Cash Flows

Years ended December 31,	2018	2017

Cash flows from operating activities:
Net income	$82,171	$19,109
Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interest	(167)	(91)
Bad debt expense	-	70,759
Loss on equity investments in affiliates	33,515	54,100
Depreciation and amortization	76,818	115,155
Stock options expense	86,707	61,564
Foreign exchange gain (loss)	1,490	(884)
Amortization of debt discount	25,000	-

Changes in operating assets and liabilities:
Account receivable, net	1,144,298	(692,185)
Prepaid expenses and other current assets	(347,528)	(51,887)
Deposit	17,977	(7,873)
Deferred taxes	(441,081)	109,661
Account payable	(96,846)	197,131
Accrued expenses and other	(362,098)	141,691
Value added tax payable	(69,058)	(3,949)
Income tax payable	20,683	(10,384)
Net cash used in operating activities	171,880	1,917

Cash flows from investing activities:
Purchases of short-term investments	(2,480,233)	(120,265)
Proceeds from sales of short-term investments	2,475,688	-
Purchases of property and equipment	(155,312)	(91,067)
Purchases of patent	(86,480)	(22,962)
Purchases of other intangible assets	-	116
Borrowings from short-term loans	83,657	(106,116)
Net cash provided by (used in) investing activities	(162,680)	(340,294)

Cash flows from financing activities:
Net receipt of government grants	-	(299,709)
Proceeds from short-term borrowings	636,190	-
Purchase of treasury stock	(709,478)	-
Proceeds from convertible debt, net of debt discount	175,000	-
Borrowings from loans payable	227,211	-
Repayments of loans payable	-	(162,057)
Net cash provided by (used in) financing activities	328,923	(461,766)

Effect of foreign currency translation on cash and cash equivalents	(165,063)	407,645

Net decrease in cash and cash equivalents	173,060	(392,498)

Cash and cash equivalents including restricted cash, beginning of year	$3,235,481	3,627,979

Cash and cash equivalents including restricted cash, end of year	$3,408,541	$3,235,481

Supplemental disclosure of cash flow information:
Interest paid	$22,763	$10,149
Taxes paid	$17,988	$37,239

Supplemental disclosure of noncash financing activities:
Issuance of 100,000 shares of common stock pursuant to issuance of equity purchase agreement	$109,343	$-

See accompanying notes to consolidated financial statements.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Organization and Operations

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

I-ON, Ltd is the Japanese subsidiary of the Company incorporated in 2002. The total assets of I-ON, Ltd is approximately $241,000. The Company has 99.5% ownership of I-ON, Ltd. PT ION-soft is the Indonesian affiliate of the Company incorporated in October 2011. The Company has 20% of ownership of PT I-ON-soft, which is accounted for under the equity method.

Note 2.	Summary of Significant Accounting Policies

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

The consolidated financial statements were prepared and presented in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. Non-controlling interests represent the portion of earnings that is not within the parent Company’s control. These amounts are required to be reported as equity instead of as a liability on the consolidated balance sheet. ASC requires net income or loss from non-controlling interests to be shown separately on the consolidated statements of income.

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

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, are initially recorded using its local currency, Japanese Yen (“JPY”). Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. All differences are reflected in profit or loss. As of December 31, 2018 and 2017, the exchange rate was JPY 10.13 and JPY 9.49 per KRW, respectively. The average exchange rate for the years ended December 31, 2018 and 2017 was JPY 9.96 and JPY 10.08 per KRW, respectively.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date.  The results of operations are translated from KWR to US Dollar at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are dealt with as a component of accumulated other comprehensive income.  Translation adjustments net of tax were a net loss of approximately $327,000 and net gain of $748,000 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the exchange rate was KRW 1,118.10 and KRW 1,071.40 per US Dollar, respectively.  The average exchange rate for the twelve months ended December 31, 2018 and 2017 was KRW 1,100.30 and KRW 1,130.84, respectively.

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

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

	2018	2017
Korea
Current assets	$7,550,184	$8,454,367
Non-current assets	2,081,897	1,552,148
Current liabilities	1,802,402	1,728,657
Non-current liabilities	427,397	280,007

Japan
Current assets	$240,613	$191,593
Non-current assets	278	271
Current liabilities	208,050	172,582
Non-current liabilities	-	-
Net Sales	285,679	303,975

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Revenue Recognition

Revenue from services provided is measured at the fair value of the consideration received or receivable, net of returns, discounts and sales incentive, which are recognized as a reduction of revenue. The Company recognizes revenue when the amount of revenue can be reliably measured, and it is probable that future economic benefits will flow to the entity.

The Company’s revenue consists of services provided and commissions. These revenue sources are as follows:

•	Royalty – the Company receives a fixed amount of royalties from company in Japan for providing rights to sell the Company’s products in Japanese market.
•	License Solution & Services – the Company recognizes revenue on installation of the web-content management software, services provided for installation, and customization.
•	Customizing Services – the Company recognizes revenue from processing transactions between businesses and their customers.
•	Maintenance – the Company recognizes revenue over the contract term based on percentage-of-completion method.

Investments

The Company classifies its investment securities as available-for-sale securities in accordance with FASB ASC 320, Investments and records these securities at fair value. Unrealized gains and losses as results of changes in the fair value of the available-for-sale investments are recorded as a separate component within accumulated other comprehensive income in the accompanying balance sheets. At December 31, 2018 and 2017, cost approximates investment value resulting in zero unrealized gain or loss, therefore, the changes in available for sale securities during 2018 and 2017 are the result of the foreign currency translation which is included in the foreign currency translation and recorded under accumulated other comprehensive income or loss statements.

The Company’s investment securities include privately-held companies where quoted market prices are not available and the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is below the fair value of an investment at the end of any period, the investment is considered for impairment. Investments are considered impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded, and a new cost basis in the investment is established.

Cash and Cash Equivalents

The Company considers all money market funds and highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash represents cash deposits which is restricted by the financial institutions for the loans the financial institutions having with the Company’s chief executive officer. The loans with the financial institutions are amounted to approximately $1,556,000 and $1,624,000 at December 31, 2018 and 2017, respectively, and expires on various days during 2018 and 2019, unless extended. The loans, bearing various interest rates, are guaranteed by the Company and the restricted cash deposits of the Company are provided to the financial institutions as collateral. The Company’s chief executive officer pays interest from the loans without any default at December 31, 2018 and 2017. The amount of restricted cash as of December 31, 2018 and 2017 was $1,699,331 and $1,795,781, respectively.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

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

Short-Term Financial Instruments

Short-term financial instruments represent interest-bearing certificates of deposits with original maturities between three months to twelve months.

Short-Term Loans

The Company had short-term loans receivables from a third-parties with interest bearing 9% per annum that expires in 2018, unless extended. Interest income were $49,990 and $49,020 for the years ended December 31, 2018 and 2017, respectively.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivables are included in net cash provided by operating activities in the consolidated cash flow statements. The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the trade accounts receivable. Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer credit worthiness and current industry and economic trends. The Company’s provision for uncollectible receivables are included in selling, marketing, general and administrative expense in the consolidated statements of operation and comprehensive loss. At December 31, 2018 and 2017, allowance for doubtful accounts was approximately $724,000 and $668,000, respectively. The Company does not have any off-balance sheet exposure related to its customers.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is computed using the declining balance method, based on the estimated useful lives as follows:

Facility equipment	4 years
Automobile	4 years
Office equipment	4 years

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts, and any gain or loss is included in operations.

The Company is working on a government research project and many other technical innovation projects. The Company receives government grants that it uses to offset the amount of assets acquired or expenses incurred.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development cost for the years ended December 31, 2018 and 2017 were approximately $329,000 and $671,000, respectively.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Intangible Assets

When the Company acquires an intangible asset, it is recorded at acquisition cost (the purchase price of the intangible asset and the costs directly related to the preparation of the asset for its intended purpose). The cost of an intangible asset acquired in a business combination is measured at the fair value of the acquisition date according to the accounting standards for business combinations. Other intangible assets with a finite life are amortized using the straight-line method over their estimated useful lives.

The estimated useful lives of the respective asset categories are as follows:

Development costs	3 years
Intangible asset excluding development costs	10 years
Other Intangible assets	3 to 5 years

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

The Company’s retirement pension plan is a defined contribution plan, and the Company pays the defined contribution regardless of the results of the operation of the plan. The Company recognizes the contributions to be paid in the current accounting period as retirement benefits expense. The amounts recognized as costs related to defined contribution plans were $421,647 and $437,996 for the years ended December 31, 2018 and 2017, respectively.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At December 31, 2018 and 2017, the amounts were deemed to be immaterial.

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

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

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

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

The Company also has financial instruments classified within the fair value hierarchy, which consists of the following:

•
Investments in privately-held companies, where quoted market prices are not available, accounted for as available-for-sale securities, classified as Level 3 within the fair value hierarchy, and are recorded as an asset on the consolidated balance sheet

•
Detachable warrants issued in connection with the convertible debt that meets the definition of a derivative, classified as Level 2 within the fair value hierarchy, which is recorded as additional paid-in-capital on the consolidated balance sheet

•	An equity purchase put option that meets the definition of a derivative, classified as Level 3 within the fair value hierarchy, which is recorded as an asset on the consolidated balance sheet

The derivatives are evaluated under the hierarchy of ASC 480-10, ASC Paragraph 815-25-1 and ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the Level 3 financial instruments was determined with the assistance of an independent third-party valuation specialist using an Option Pricing Model.

The following table summarize the Company’s fair value measurements by level at December 31, 2018 for the assets measured at fair value on a recurring basis:

December 31, 2018
	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$98,784
Common stock purchase warrant	-	89,788	-
Equity purchase put option	-	-	109,343
Fair value, at December 31, 2018	$-	$89,788	$208,127

The following table summarize the Company’s fair value measurements by level at December 31, 2017 for the assets measured at fair value on a recurring basis:

December 31, 2017
	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$103,090
Fair value, at December 31, 2017	$-	$-	$103,090

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consisted of taxes currently due and deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes.

The Company follows FASB ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
14

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 for the year ended December 31, 2018 and 2017.

Contingencies

Accounting guidance requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires significant judgment. Many of these legal matters can take years to resolve. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and trade receivable arising from its normal business activities. The Company deposits its cash in high credit quality institutions. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

Cash and cash equivalents are maintained at various financial institutions located in Korea. The Company has never experienced any losses related to these balances.

Advertising

Costs associated with advertising and promotions are expensed as incurred. Advertising expense amounted to $43,158 and $39,772 for the years ended December 31, 2018 and 2017, respectively.

Employee Stock Based Compensation

The Company accounts for its share-based compensation plan in accordance with FASB ASC 718, Stock Compensation, which establishes a fair value method of accounting for stock-based compensation plans. The Company records stock compensation expense based on the value of the number of shares vesting specified periods over three years.

Stock-based compensation issued to employees and members of our board of directors is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. The grant date fair value of a stock-based award is recognized as an expense over the requisite service period of the award on a straight-line basis.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

For purposes of determining the variables used in the calculation of stock-based compensation issued to employees, the Company performs an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted any fluctuations in these calculations could have a material effect on the results presented in our consolidated statements of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our consolidated financial statements.

Non-controlling Interests

Non-controlling interests are measured at their proportionate share of the acquiree’s identifiable net assets at the acquisition date.

Government Grants

Government grants are not recognized unless there is reasonable assurance that the Company will comply with the grants’ conditions and that the grants will be received. Government borrowings, which are lower than the market interest rate, are regarded as government grants. The grant is measured from the difference between the fair values of the government borrowings computed using the market interest rate and the acquisition cost of the grant. Government grants whose primary condition is that the Company purchase, construct or otherwise acquire long-term assets are deducted in calculating the carrying amount of the asset. The grant is recognized in profit or loss over the life of a depreciable asset as a reduced depreciation expense.

Government grants which are intended to compensate the Company for expenses incurred are recognized as other income in profit or loss over the periods in which the Company recognizes the related costs as expenses. There were no amounts of government grants outstanding as of December 31, 2018 and 2017.

Value Added Tax

National Tax Service in Korea administered Value Added Tax under the Tax Reform Act of 1976 promulgated by the National Assembly. Value added tax is imposed on goods sold in or imported into Korea and on services provided within Korea. Value added tax in Korea is charged on an aggregated basis at a rate of 10% on the full price collected for the goods sold or for the taxable services provided. Value added tax paid were $466,338 and $462,764 for the years ended December 31, 2018 and 2017, respectively.

Recent Accounting Pronouncement

Pronouncements adopted in 2018

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation and disclosure of financial instruments. Among other things, ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (v) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vi) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard did not have a material impact to our consolidated financial statements and related disclosures.

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

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

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

In May 2014, the FASB issued ASU 2014-09, which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement in ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps set forth in ASC 606. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. These provisions can be implemented using a full retrospective or modified retrospective approach and the FASB has clarified this guidance in various updates (e.g., ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-05). The effective date for ASC 606 for public business entities is annual reporting periods beginning after December 15, 2017. The effective date for all other entities is annual reporting periods beginning after December 15, 2018. As part of the IPO relief provided to emerging growth companies (EGC), an EGC may elect to adopt new standards on the timeline afforded a private company. The Company elects to adopt the new standard in annual reporting period beginning after December 15, 2018, and is currently assessing the impact of this standard on the Company’s consolidated financial statements.

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

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 3.	Merger and Plan of Reorganization

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

Note 4.	Property and Equipment

Property and equipment consist of the following:

	2018	2017

Facilities	$192,115	$200,489
Vehicles	41,409	23,614
Equipment	1,355,710	1,190,899
Government grants	(109,272)	(140,441)
Total property and equipment	1,479,962	1,274,561
Less: Accumulated depreciation	(1,315,967)	(1,205,106)
Property and equipment, net	$163,995	$69,455

Depreciation expense for December 31, 2018 and 2017 were $56,295 and $100,151, respectively.

As noted in Note 2, the government grants received is against the values of assets acquired or the expenses incurred.

Note 5.	Intangible Assets

Intangible assets consist of the following:

	2018	2017

Patents	$174,823	$93,631
Other intangible assets	568,276	593,046
Government grants	(13,428)	(20,337)
Total intangible assets	729,671	666,340
Less: Accumulated amortization	$(593,239)	(591,698)
Intangible assets, net	$136,432	$74,642

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Amortization expense for December 31, 2018 and 2017 were $20,523 and $15,004, respectively.

Future amortization expense of the Company’s intangible assets at December 31 2018 is expected to be as follows:

Years ending December 31,

2019	$-
2020	-
2021	-
2022	-
2023	-
Total	$-

As noted in Note 2, the government grants received is against the values of assets acquired or the expenses incurred.

Note 6.	Long-term Debt

Total long-term debt consisted of the following:

	2018	2017

A note payable to a financial institution bearing interest at 2.75% and 2.81% at December 31, 2018 and 2017, respectively, and guaranteed by the officer of the Company. The Company was required to make interest-only payments until December 2018, then monthly payments of both principal and interest starting from January 2019.	$491,906	$280,007

Long-term debt	$491,906	$280,007
Less: current portion	(89,509)	-
Long-term debt, net of current portion	$402,397	$280,007

Future minimum payments on debt consists of the following:

Years ending December 31,

2019	$89,509
2020	$201,198
2021	$201,199
Total	$491,906

The long-term debts contain certain covenants, and the Company was in compliance with the covenants.

Note 7.	Line of Credit

The Company has lines of credit with financial institutions for total amount of approximately $3,600,000 that expires in various months in 2018, unless extended. There was no outstanding balance under the credit lines at December 31, 2018 and 2017. The lines of credit, bearing various interest rates are guaranteed by the officer of the Company.

The Company has an arrangement with its customers and a financial institution, in which the Company’s customers issue electronic invoices with the Company as the recipient. The Company can use these receivables as collaterals for loans up to approximately $5,400,000 and $5,300,000 as of December 31, 2018 and 2017, respectively. The Company receives its payments due when the customer fully pays the invoices to the financial institution. The interest rates vary depending on the Company’s customers’ credit ratings. The Company has no borrowings outstanding as of December 31, 2018 and 2017, respectively. The maturity date of the arrangement varies on the dates of the original transactions.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 8.	Convertible Debt, Beneficial Conversion Feature, and Common Stock Warrant

The Company entered into a securities purchase agreement (the “SPA”) with Peak One Opportunity Fund, L.P. (“Peak One”) on August 13, 2018. The financing arrangement between the Company and Peak One stipulates that Peak One will invest up to $540,000 in the Company through three separate tranches. Each tranche will be funded in exchange for a convertible debt instrument issued at a 10% discount, with a face value of $200,000. On this same date, the first tranche closed and the Company issued a convertible debt instrument to Peak One for $200,000 at a 10% discount. The convertible debt issued has the following significant terms:

•
Term: The principal amount is repayable on August 13, 2021 (“Maturity Date”). All unpaid principal due and payable on the Maturity Date shall be paid in the form of common stock of the Company. Any amount of principal or interest that is due under the convertible debt, which is not paid by the Maturity Date, will bear interest at the rate of 18% per annum until it is satisfied.

•	Conversion Rights: The Holder has the right to convert the amount outstanding plus any accrued interest into common stock of the Company after 180 calendar days from the issuance date.
•
Conversion Price:  Conversion price is equal to the lesser of (i) $2.75 or (ii) 70% of the lowest traded price of the common stock of the Company for the 20 trading days immediately preceding the date of the date of conversion of the Debts.

•
Redemption by Issuer:  The Company has the option to redeem the convertible debt prior to the Maturity Date. The convertible debt called for redemption shall be redeemable by the Company, upon not more than 2 days written notice, for an amount (the “Redemption Price”) equal to:

(i)	if the date of redemption is 90 days or less from the issuance date, 110% of the sum of the principal amount so redeemed plus accrued interest, if any;
(ii)
if the date of redemption is greater than or equal to 91 days from the issuance date and less than or equal to 120 days from the issuance date, 120% of the sum of the amount so redeemed plus accrued interest, if any;

(iii)
if the date of redemption is greater than or equal to 121 days from the issuance date and less than or equal to 180 days from the issuance date, 130% of the sum of the amount so redeemed plus accrued interest, if any; and

(iv)
if either (1) the convertible debts are in default but the Holder consents to the redemption notwithstanding such default or (2) the date of redemption is greater than or equal to 181 days from the issuance date, 140% of the sum of the amount so redeemed plus accrued interest, if any.

•
Ratchet Provision:  If, at any time while any portion of the convertible debts remains outstanding, the Company effectuates a stock split or reverse stock split of its common stock or issues a dividend on its common stock consisting of shares of common stock or otherwise recapitalizes its common stock, the conversion price of the convertible debts shall be equitably adjusted to reflect such action.

•
Default:  In the event of default by the Company on these convertible debts, the Holder will have the option and discretion to accelerate the full indebtedness under the convertible debts, in an amount equal to 140% of the outstanding principal amount and accrued and unpaid interest.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

The embedded conversion feature was determined to be a derivative that does not require bifurcation pursuant to ASC 815, but was determined to be a beneficial conversion feature that requires recognition within equity on the commitment date. The beneficial conversion feature is recognized at its intrinsic value on the commitment date, limited to the proceeds allocated to the convertible debt. As such, the Company recorded $89,788 within additional paid-in-capital on the consolidated balance sheet for the beneficial conversion feature identified. The debt discount arising from recognition of the beneficial conversion feature will be amortized as interest expense over the term of the convertible debt. As of December 31, 2018, amortization expense of debt discount related to the beneficial conversion feature was not significant.

In connection with the convertible debt issuance, the Company also issued a detachable common stock warrant on August 13, 2018 that allows Peak One to purchase up to 50,000 shares of common stock at an exercise price of $2.75 per share, subject to adjustments as stated in the warrant agreement.  The common stock warrant expires 5 years from the issuance date. The common stock warrant was determined to meet equity classification pursuant to ASC 480 and ASC 815. As such, the fair value of the common stock warrant is recorded as additional paid-in-capital on the consolidated balance sheet, which was determined to be $89,788, net of issuance costs allocated to the warrant, on the issuance date. The debt discount arising from recognition of the common stock warrant will be amortized as interest expense over the term of the convertible debt. As of December 31, 2018, amortization expense of debt discount related to the common stock warrant was not significant.

The Company has the following convertible debt instruments outstanding as of December 31, 2018 and 2017:

	2018	2017

A $200,000 convertible note, issued at 10% discount, five year term, no monthly interest due, maturing August 13, 2021	$200,000	$-

Long-term convertible debt	$200,000	$-
Less: debt discount	(175,000)	-
Long-term convertible debt, net of debt discount	$25,000	$-

Interest expense related to the convertible debt for the years ended December 31, 2018 and 2017 amounted to approximately $23,000 and $0, respectively.

Note 9.	Investments

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

	As of December 31, 2018 and 2017
Equity investee	Type of Shares Owned	Number of Shares Owned	Original Investment Amount	Equity Investment Ownership
PT IONSOFT	Common stock	160,000	$160,000	20%

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

The following is the roll-forward basis of equity investment accounted under the equity method:

	Year ended December 31, 2018
Equity investee	Beginning Equity Investment Basis	Proportional Share of the Equity Accounted Affiliate’s Net Income (loss)	Ending Equity Investment Basis

PT IONSOFT	$30,926	(33,515)	$(2,589)

	Year ended December 31, 2017
Equity investee	Beginning Equity Investment Basis	Proportional Share of the Equity Accounted Affiliate’s Net Income (loss)	Ending Equity Investment Basis

PT IONSOFT	$85,026	(54,100)	$30,926

Summarized audited financial information of significant equity investments in affiliate are as follows:

December 31,	2018	2017
Total current assets	$175,272	$48,483
Total assets	344,468	222,096
Total current liabilities	520,198	238,017
Total liabilities	106,482	332,453

Years ended December 31,	2018	2017
Net sales	$151,981	$141,096
Gross profit	(166,016)	141,096
Income (loss) from operations	(166,393)	(287,963)
Net income (loss)	(167,577)	(289,331)

Available-for-sale securities

The Company’s investments also include privately-held companies, where quoted market prices are not available, and the cost method, combined with other intrinsic information, is used to assess the fair value of the investment.

The following table summarize the Company’s investment securities at December 31, 2018 and 2017:

Available-for-sale securities	Percentage of Ownership	2018	2017
4Grit	2.50%	$44,723	$46,672
E-channel	0.07%	$42,299	$44,143
KSFC	0.00%	$11,762	$12,275
Total investment securities		$98,784	$103,090

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 10.	Equity Purchase Agreement – Put Option

On August 13, 2018 (the “Closing Date”), the Company entered into an Equity Purchase Agreement  (the  “Purchase  Agreement”) with the convertible debenture holder (the “Holder”), whereby, upon the terms and subject to the conditions thereof, the Holder  is committed  to purchase shares of the Company’s common stock, par value $0.001 per share (the “Purchase Shares”), at an aggregate price of up to $10,000,000 (the “Total Commitment Amount”) over the course of a 24- month term. The significant terms of the Purchase Agreement are given below:

•
Put Provision:  From time to time over the 24-month term of the Purchase Agreement, commencing on the date on which a registration statement registering  the Purchase Shares (the “Registration  Statement”)  becomes effective,  the Company may, in  its sole discretion, provide the Buyer with a put notice (each a “Put Notice”) to purchase a specified number of the Purchase Shares (each a “Put Amount Requested”) subject to the limitations contained in the Purchase Agreement.

The actual amount of proceeds the Company receives pursuant to each Put Notice (each, the “Put Amount”) is to be determined by the lesser of (i) 88% of the lowest closing bid price of the Company’s Common Stock on the trading  day immediately preceding the respective date of the Put Notice and (ii) 88% of the lowest closing bid price during the Valuation Period (the period of 7 trading days immediately following the clearing date associated with the applicable Put Notice).

The Put Amount Requested pursuant to any single Put Notice must have an aggregate value of at least $20,000, and cannot exceed the lesser of (i) 250% of the average daily trading value of the common stock in the 10 trading days immediately preceding the Put Notice or (ii) such number of shares of common stock that has an aggregate value of $500,000.

•
Term:  Unless earlier terminated, the Purchase Agreement will terminate automatically on the earlier to occur of: (i) 24 months after the initial effectiveness of the Registration Statement, (ii) the date on which the Buyer has purchased or acquired all of the Purchase Shares, or (iii) the date on which certain bankruptcy proceedings are initiated with respect to the Company.

Upon execution of the Purchase Agreement, the Company issued 100,000 shares of common stock with a par value of $0.001 to the Holder.

The Company adopted the provisions of FASB ASC Topic 480 and Topic 815, to determine the proper classification of the Purchase Agreement. The Company determined the put option meets the definition of a derivative under ASC 815 but is outside the scope of ASC 480. Under ASC 816-40, the Company determined the derivate does not meet equity classification and accordingly, is classified as an asset on the consolidated balance as a Level 3 financial instrument. The Company used an independent third-party valuation firm to determine the fair value of the derivative asset using an Option Pricing Model.

Changes to fair value at the end of each reporting period is recorded as other income or expense in the consolidated statements of income. The following table summarizes the changes in the Level 3 financial instrument related to the derivate asset for the equity put option:

Fair value, at December 31, 2017	$-
Issuance of equity purchase put option	109,343
Change in fair value	-
Fair value, at December 31, 2018	$109,343

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Note 11.	Commitments and Contingencies

Royalty

On February 15, 2006, the Company agreed to provide the rights to Ashisuto to sell the products in the Japanese market. Per the agreement, the contract period is automatically extended by 5 years up to 20 years. Total royalty amounts received for the three-months period were not significant. Total royalty amounts received for the years ended December 31, 2018 and 2017 were approximately $181,000 and $267,000, respectively.

Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2020. The lease is automatically extended upon agreement of both parties. Future minimum rental payments under the non-cancelable operating leases as of December 31, 2018 are as follows:

December 31,	Amount
2019	$152,686
2020	152,686
Total	$305,372

Rent expense for all operating leases were $152,686 and $148,562 for the years ended December 31, 2018 and 2017, respectively.

Note 12.	Related Party Transactions

The following are material related party transactions that have occurred during December 31, 2018 and 2017, but because the consolidated financial statements are presented on a consolidated basis, the transactions and balances have been eliminated.

	2018	2017
Sales to affiliate	$525,881	$494,338
Receivable from affiliate	$161,079	$139,188

The Company receives loan guarantees from the chief executive officer with regards to its long-term borrowing, and the Company’s restricted cash provided as collateral to the Company’s chief executive officer’s loans.

Note 13.	Earnings Per Share

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of stock options outstanding (using the treasury method).

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended December 31,	2018	2017

Net income before non-controlling interest	$82,004	$19,018
Non-controlling interest	167	91
Net income	82,171	19,109

Weighted-average shares of common stock outstanding:
Basic	35,030,339	26,000,000
Dilutive effect of common stock equivalents arising from
share option, excluding antidilutive effect from loss	-	-
Dilutive shares	35,030,339	26,000,000

Earnings per share - Basic
Net income before non-controlling interest	$0.00	$0.00
Non-controlling interest	$0.00	$0.00
Earnings per share to stockholders	$0.00	$0.00

Earnings per share - Diluted
Net income before non-controlling interest	$0.00	$0.00
Non-controlling interest	$0.00	$0.00
Earnings per share to stockholders	$0.00	$0.00

No non-vested share awards or non-vested share unit awards were antidilutive for the years ended December 31, 2018 and 2017.

Note 14.	Income Taxes

Income taxes consist of the following:

	2018	2017

Current income tax expense:
Federal	$-	$-
Foreign	17,988	37,240
	17,988	37,240

Deferred income tax expense:
Federal	(441,081)	109,661
	(441,081)	109,661

Total	$(423,093)	$146,901

Current income tax expense is based on taxable income for federal and state tax reporting purposes. Deferred income tax expense is provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statements and tax basis of assets and liabilities that will result in taxable or deductible amount in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

The significant components of deferred income tax assets and liabilities are as follows:

	2018	2017
Deferred income tax assets:
Allowance for bad debt	$122,715	$108,796
Allowance for short-term loans	-	16,431
Intangible assets	-	1,923
Government grants	27,814	36,227
Available-for-sale securities	10,371	10,823
Development costs	235,523	181,622
Loss on equity investments	35,778	29,765
Tax credits	714,449	391,008
Net operating loss	-	18,188
Retirement benefits	72,881	91,413
Total deferred income tax assets	1,219,531	886,196

Deferred income tax liabilities:
Other	(7,910)	(6,239)
Total deferred income tax liabilities	(7,910)	(6,239)

Net deferred tax assets	1,211,621	879,957
Net deferred income tax assets at end of year	$1,211,621	$879,957
Net deferred income tax assets at beginning of year	$879,957	$882,743

The difference between the change in net deferred tax assets and the deferred income tax expenses is mainly due to remeasurement of deferred tax assets and liabilities reflecting currency exchange rates at the balance sheet dates. The related tax impact was recorded through other comprehensive income.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

In assessing the realization of gross deferred income tax assets, management considers whether it is more likely than not that some portion or all its deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

The effective tax rates for the reporting periods are as follows:

	2018	2017
Profit (loss) before taxes	$(307,574)	$220,019
Statutory tax rate	22%	22%
Statutory income tax (benefit) expense	$(67,666)	$48,404

Book to tax reconciliation:
Tax credits to be used:	(419,044)	95,924
Foreign tax	17,988	37,239
Others	45,629	(34,666)
Total book to tax reconciliation	(355,427)	98,497

Provision for income tax expense	$(423,093)	$146,901

Effective tax rate	137.56%	66.77%

The Company adopted the guidance in ASC 740 for uncertain tax positions, which requires that realization of an uncertain income tax position must be more likely than not before it can be recognized in the financial statements. This guidance in ASC 740 further prescribes the benefits or liabilities to be recorded in the financial statements as the amounts are cumulatively more likely than not to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The guidance also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosure regarding unrecognized tax benefits or liabilities. Differences between the amounts recognized in the consolidated financial statements prior to the adoption of the guidance in ASC 740 for unrecognized tax benefits and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings.

As of December 31, 2018 and 2017, the Company identified no material unrecognized tax benefits and does not expect material change within the next twelve-months. The Company’s policy is to recognize tax penalties and interest in tax expense, if any.

The Company recorded tax deferred assets for its R&D tax credits in the amount of $787,050 and $391,008 as of December 31, 2018 and 2017, respectively. The tax credits are carried forward for five years.

Tax years 2011 and forward are open to examination by the Korean National Tax Service (NTS). NTS conducted tax examination in 2012 and no penalties were charged to the Company.

Note 15.	Stock Compensation

The Company's wholly-owned subsidiary, I-ON Communications, Ltd., has a Stock Option Plan (“Plan”) that allows grants to officers and key employees shares of common stock. The options have vesting schedules of three years from the date of grant, and are exercisable within seven years from the end of the vesting period. Stock options granted and outstanding as of December 31, 2018 and 2017 may be exercised after one year from the date of the Company’s public listing. If the Company’s not publicly listed, these options will be cancelled.

The Company recognized approximately $87,000 and $62,000 of stock-based compensation related to options granted to employees for the years ended December 31, 2018 and 2017, respectively.

I-ON Communications Co., Ltd and Subsidiary

Notes to Consolidated Financial Statements

The fair value of each award to employees in 2017 is estimated on the date of grant using the Binomial option pricing model with the following weighted-average assumptions: expected life of approximately 6.25 years, risk-free interest rate of approximately 2.85 percent, expected volatility of 16.38% and no dividends during the expected life. Expected volatility is based on historical volatilities of public companies operating in the Company’s industry. The expected life of the options represents the period of time options are expected to be outstanding and is estimated considering vesting terms and employees’ historical exercise and post-vesting employment termination behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company did not provide any new stock option grants in 2018.

A summary of the status of the Company’s stock option plan is presented as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Live (In Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	82,928	$1.49	4.22
Granted	150,000	1.88
Excercised	-	-
Cancelled	(72,812)	1.63
Outstanding, December 31, 2017	160,116	1.63	9.18
Granted	-	-
Excercised	-	-
Cancelled	-	-
Outstanding, December 31, 2018	160,116	1.69	8.18	$64,046

Options exercisable at December 31, 2018	91,044	$-	$-	$-

Vested and expected to vest at December 31, 2018	91,044	$-	$-	$-

As of December 31, 2018 and 2017, there were approximately $177,000 and $223,000, respectively, of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 1.25 and 3 years as of December 31, 2018 and 2017, respectively.

Note 16.	Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are available to be issued. Any material events that occur between the balance sheet date and the date that the financial statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as disclosed within the footnotes or as discussed below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

On  February 15, 2019 the Company redeemed the Convertible Debenture Dated August 13, 2018  (the “Debenture”) from Peak One Opportunity Fund, L.P for the Redemption Price of  $255,000.  The aggregate principal amount of the Debenture of $200,000 was redeemed for full and final satisfaction of the Debenture.

On April 2, 2019, I-ON Communications Corp. (the “Registrant”) amended its Certificate of Incorporation to change the name of the Registrant to “I-ON Digital Corp.”

