Form 10-Q
period 2019-03-31
I-ON Digital Corp.
filed 2019-05-14
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IONI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 14, 2019
Common Stock, $0.0001 par value per share	35,030,339 shares

PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of I-ON Digital Corp. and subsidiary (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

I-ON Digital Corp. and Subsidiary

I-ON Digital Corp. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2019	2018

ASSETS

Current assets:
Cash and cash equivalents	$355,427	$1,709,210
Restricted cash	1,669,889	1,699,331
Short-term financial instruments	731,236	741,417
Short-term loan receivable	40,000	25,000
Accounts receivables, net of allowance for doubtful accounts $711,752 and $756,812, respectively	2,325,101	2,692,933
Deferred tax assets	64,805	65,947
Prepaid expenses and other current assets	1,025,219	856,959
Total current assets	6,211,677	7,790,797

Non-current assets:
Investments	90,928	102,756
Property and equipment, net	175,053	163,995
Intangible assets, net	139,184	136,432
Deposits	360,518	358,028
Derivate asset	107,450	109,343
Deferred tax assets	1,166,374	1,211,621
Total non-current assets	2,039,507	2,082,175

Total Assets	$8,251,184	$9,872,972

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	475,245	$375,318
Accrued expenses and other	480,384	790,676
Value added tax payable	73,444	108,534
Income tax payable	16,846	20,353
Short-term loan payable	483,389	626,062
Current portion of long term debt	65,890	89,509
Total current liabilities	1,595,198	2,010,452

Convertible debt	-	25,000
Long term debt, net of current portion	395,430	402,397

Total liabilities	1,990,628	2,437,849

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; authorized 100,000,000 shares; 35,030,339 shares issued and outstanding at March 31, 2019 and December 31, 2018	3,603	3,603
Treasury stock	(709,478)	(709,478)
Additional paid-in-capital	3,601,956	3,582,987
Accumulated other comprehensive loss	(148,032)	(52,193)
Accumulated retained earnings	3,511,898	4,609,785
Total company stockholders’ equity	6,259,947	7,434,704
Non-controlling interests	609	419
Total stockholders’ equity	6,260,556	7,435,123

Total Liabilities and Stockholders’ Equity	$8,251,184	$9,872,972

See accompanying notes to consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Quarter-ended March 31,
	2019	2018

Net sales	$1,639,619	$1,297,742
Cost of goods sold	1,815,355	1,889,719
Gross profit (loss)	(175,736)	(591,977)

Operating expense:
Research and development	218,507	308,672
General and administrative	484,062	500,751
Total operating expense	702,569	809,423

Loss from operations	(878,305)	(1,401,400)

Other income (expense):
Loss on extinguishment of debt	(160,419)	-
Miscellaneous income, net	14,083	167,000
Interest expense	(45,147)	-
Total other income (expense), net	(191,483)	167,000

Loss before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	(1,069,788)	(1,234,400)

Provision for income tax	24,543	44,958

Net loss before income or loss on equity investments in affiliates and non-controlling interest	(1,094,331)	(1,279,358)

Loss on equity investments in affiliates	(3,556)	(8,152)

Net loss before non-controlling interest	(1,097,887)	(1,287,510)

Non-controlling interest income (loss)	190	(279)

Net loss	$(1,097,697)	$(1,287,789)

Comprehensive income statement:
Net loss	$(1,097,697)	$(1,287,789)
Foreign currency translation	(95,839)	136,150
Total comprehensive loss	$(1,193,536)	$(1,151,639)

Earnings per share - Basic
Net loss before non-controlling interest	$(0.03)	$(0.04)
Non-controlling interest	0.00	(0.00)
Earnings per share to stockholders	(0.03)	(0.04)

Earnings per share - Diluted
Net loss before non-controlling interest	$(0.03)	$(0.04)
Non-controlling interest	0.00	(0.00)
Earnings per share to stockholders	(0.03)	(0.04)

Weighted average number of common shares outstanding:
Basic	35,030,039	31,784,293
Diluted	35,030,039	31,784,293

See accompanying notes to consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated	Total
			Additional			Other	Company	Non-	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interest	Equity

Balance - January 1, 2017	2,808,214	$1,203,383	$1,949,690	$4,508,763	$-	$(473,317)	$7,188,519	$161	$7,188,680
Balance - December 31, 2017	26,000,000	2,600	3,212,037	4,527,781	-	274,468	8,016,886	252	8,017,138
Balance - December 31, 2018	35,130,339	$3,603	$3,582,987	$4,609,785	$(709,478)	$(52,193)	$7,434,704	$419	$7,435,123
Foreign currency translation	-	-	-	-	-	(95,839)	(95,839)	-	(95,839)
Stock compensation expense	-	-	18,969	-	-	-	18,969	-	18,969
Net loss	-	-	-	(1,097,887)	-	-	(1,097,887)	190	(1,097,697)
Balance - Mar 31, 2019	35,130,339	$3,603	$3,601,956	$3,511,898	$(709,478)	$(148,032)	$6,259,947	$609	$6,260,556

See accompanying notes to consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31,	2019	2018

Cash flows from operating activities:
Net loss	$(1,097,697)	$(1,287,789)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interest	(190)	(279)
Loss on equity investments in affiliates	3,556	8,152
Depreciation and amortization	75,126	13,259
Stock options expense	18,969	24,741
Loss on extinguishment of debt - debt discount write-off	160,419	-
Foreign exchange gain	515	1,435
Amortization of debt discount	8,333	-

Changes in operating assets and liabilities:
Accounts receivable, net	484,917	1,112,705
Prepaid expenses and other current assets	(185,172)	(30,997)
Deposit	(8,787)	3,293
Deferred taxes	24,543	44,958
Accounts payable	(44,732)	39,891
Accrued expenses and other	(299,955)	(634,088)
Value added tax payable	(33,587)	(56,592)
Income tax payable	(3,191)	18,816
Net cash used in operating activities	(896,933)	(742,495)

Cash flows from investing activities:
Purchases of short-term investments	(891,492)	-
Proceeds from sales of short-term investments	888,826	-
Purchases of property and equipment	(69,109)	(5,008)
Purchases of patent	(25,244)	(2,739)
Issuance of short-term loan receivable	(15,607)	(46,629)
Net cash used in investing activities	(112,626)	(54,376)

Cash flows from financing activities:
Repayments of short-term borrowings	(133,324)	-
Redemption of convertible debt	(200,000)	-
Repayments of loan payable	(22,318)	-
Net cash used in financing activities	(355,642)	-

Effect of foreign currency translation on cash and cash equivalents	(18,024)	(13,384)

Net decrease in cash and cash equivalents	(1,383,225)	(810,255)

Cash and cash equivalents including restricted cash, beginning of year	$3,408,541	3,235,481

Cash and cash equivalents including restricted cash, end of year	$2,025,316	$2,425,226

Supplemental disclosure of cash flow information:
Interest paid	$6,972	$1,892
Taxes paid	$6,979	$-

See accompanying notes to consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Organization and Operations

I-ON Digital Corp. (“the Company”) was incorporated on July 5, 1999, and is engaged in developing and supplying computerized system. The corporate headquarter is located at 15 Teheran-ro 10-gil Gangnam-gu Seoul, South Korea.  The Company provides enterprise content management services to customers primarily in Korea, Japan and Indonesia, by developing industry-leading products such as ICS (web content management system), iDrive (e-document management system), LAMS (load aggregator’s management system), e.Form (mobile contract system), IDAS (digital asset management system) and ICE (content delivery system).

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

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements, and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2019 or any future period.

Principles of Consolidation

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, are initially recorded using its local currency, Japanese Yen (“JPY”). Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. All differences are reflected in profit or loss. As of March 31, 2019 and December 31, 2018, the exchange rate was JPY 10.28 and JPY 10.13 per KRW, respectively. The average exchange rate for the three months ended March 31, 2019 and 2018 was JPY 10.22 and JPY 9.89 per KRW, respectively.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date.  The results of operations are translated from KWR to US Dollar at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are dealt with as a component of accumulated other comprehensive income.  Translation adjustments net of tax were a net loss of $95,839 and net gain of $136,000 for the three-months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, the exchange rate was KRW 1,137.80 and KRW 1,118.10 per US Dollar, respectively.  The average exchange rate for the three months ended March 31, 2019 and 2018 was KRW 1,125.08 and KRW 1,072.29, respectively.

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

	Three-months ended March 31,
	2019	2018
Korea
Current assets	$6,061,305	$7,181,043
Non-current assets	2,039,230	1,479,647
Current liabilities	1,482,156	1,403,043
Non-current liabilities	395,430	281,294
Net Sales	1,497,063	1,154,316
Japan
Current assets	$150,372	$144,074
Non-current assets	277	291
Current liabilities	113,042	11,354
Non-current liabilities	-	-
Net Sales	142,556	143,427

Revenue Recognition

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

Revenues are recognized when control of the promised services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company’s revenue consists of services provided and commissions. These revenue sources are as follows:

•
Royalty – the Company receives a fixed amount of royalties from company in Japan for providing rights to sell the Company’s products in Japanese market. Revenue is recognized over the contract and service period and when collectability is reasonably assured.

•	License Solution & Services – the Company recognizes revenue on installation of the web-content management software, services provided for installation, and customization.
•
Customizing Services – the Company recognizes revenue from processing transactions between businesses and their customers. Revenue is recognized over the contract and service period and when collectability is reasonably assured.

•	Maintenance – the Company recognizes revenue over the contract term based on percentage-of-completion method.

Restricted Cash

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted cash represents cash deposits which is restricted by the financial institutions for the loans the financial institutions having with the Company’s chief executive officer. The loans with the financial institutions are amounted to approximately $1,529,267 and $1,631,505 at March 31, 2019 and 2018, respectively, and expires on various days during 2019, unless extended. The loans, bearing various interest rates, are guaranteed by the Company and the restricted cash deposits of the Company are provided to the financial institutions as collateral. The Company’s chief executive officer pays interest from the loans without any default at March 31, 2019 and 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	March 31, 2019	December 31, 2018

Cash and cash equivalents	$355,427	$1,709,210
Restricted cash	1,669,889	1,699,331
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$2,025,316	$3,408,541

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

Short-Term Loans Receivables

The Company had short-term loans receivables form a third-parties with interest bearing 9% per annum that expires in 2018, unless extended.   Interest income was $23,683 and $12,798 for the three-months ended March 31, 2019 and 2018, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development cost for three months ended March 31, 2019 and 2018 was $218,507 and $308,672, respectively.

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

The Company’s retirement pension plan is a defined contribution plan, and the Company pays the defined contribution regardless of the results of the operation of the plan. The Company recognizes the contributions to be paid in the current accounting period as retirement benefits expense. The amounts recognized as costs related to defined contribution plans for three-months ended March 31, 2019 and 2018 was $93,168 and $119,488, respectively.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At March 31, 2019 and December 31, 2018, the amounts were deemed to be immaterial.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarize the Company’s fair value measurements by level at March 31, 2019 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$97,074
Common stock purchase warrant	-	89,788	-
Equity purchase put option	-	-	107,450
Fair value, at March 31, 2019	$-	$89,788	$204,524

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table summarize the Company’s fair value measurements by level at December 31, 2018 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$98,784
Common stock purchase warrant	-	89,788	-
Equity purchase put option	-	-	109,343
Fair value, at December 31, 2018	$-	$89,788	$208,127

Advertising

Costs associated with advertising and promotions are expensed as incurred. Advertising expense amounted to $10,723 and $7,817 for three-months ended March 31, 2019 and 2018, respectively.

Employee Stock Based Compensation

The Company accounts for its share-based compensation plan in accordance with FASB ASC 718, Stock Compensation, which establishes a fair value method of accounting for stock-based compensation plans. The Company records stock compensation expense based on the value of the number of shares vesting specified periods over three years.

Stock based compensation issued to employees and members of our board of directors is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. The grant date fair value of a stock-based award is recognized as an expense over the requisite service period of the award on a straight-line basis.

For purposes of determining the variables used in the calculation of stock based compensation issued to employees, the Company performs an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted any fluctuations in these calculations could have a material effect on the results presented in our consolidated statements of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our consolidated financial statements.

Non-controlling Interests

Non-controlling interests are measured at their proportionate share of the acquiree’s identifiable net assets at the acquisition date.

Value Added Tax

National Tax Service in Korea administered Value Added Tax under the Tax Reform Act of 1976 promulgated by the National Assembly. Value added tax is imposed on goods sold in or imported into Korea and on services provided within Korea. Value added tax in Korea is charged on an aggregated basis at a rate of 10% on the full price collected for the goods sold or for the taxable services provided. Value added tax paid for the three-months ended March 31, 2019 and 2018 were $74,274 and $127,442, respectively.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements

Pronouncements Not Yet Effective

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The amendments in ASU 2018-18 clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The amendments under ASU 2018-18 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The amendments in ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). This ASU reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights. The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2018, The FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. The amendments in ASU 2018-13 eliminate, add, and modify certain disclosure requirements for fair value measurements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for either the entire ASU or only the provisions that eliminate or modify requirements. The amendments with respect to changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, (“CDI – Question 105.09”), that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 30, 2018 and will present the analysis of changes in stockholders’ equity in its interim financial statements in its May 31, 2019 Form 10-Q. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

In August 2018, the FASB issued ASU No. 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). ASU 2018-15 updates guidance regarding accounting for implementation costs associated with a cloud computing arrangement that is a service contract. The amendments under ASU 2018-15 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued accounting standards update ASU 2018-13, (Topic 820) - “Fair Value Measurement”, which changes the unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2018, FASB issued accounting standards update ASU 2018-07, (Topic 505) – “Shared-Based Payment Arrangements with Nonemployees”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted if financial statements have not yet been issued. The Company has evaluated the impact of the adoption of ASU 2018-07, which has no effect on the Company’s financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company's fiscal year beginning March 1, 2020 and subsequent interim periods. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

 The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.  All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Recently Adopted Accounting Pronouncements

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which removed the requirement for an entity to disclose in the interim periods after adoption, the effect of the change on income from continuing operations, net income, any other affected financial statement line item, and any affected per share amount. For lessors, the new leasing standard requires leases to be classified as a sales-type, direct financing or operating leases. These criteria focus on the transfer of control of the underlying lease asset. This standard and related updates were effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-02 effective January 1, 2019; such adoption had no material impact on the Company’s financial statements, given that the noncancelable term of the Company’s current lease is less than 12 months.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

In June 2018, the FASB issued ASU No. 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”).  ASU 2018-07 aligns the accounting for share-based payment awards to employees and non-employees.  Under ASU 2018-07 the existing employee guidance will apply to nonemployee share-based transactions, except for specific guidance related to the attribution of compensation cost. ASU 2018-07 should be applied to all new awards granted after the date of adoption. ASU 2018-07 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted.  The Company adopted ASU 2018-07 effective January 1, 2019; such adoption had no material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) (ASU 2018-02), which amends existing standards for income statement-reporting comprehensive income to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Cuts and Jobs Act and improve the usefulness of information reported to financial statements users. ASU 2018-02 will be effective for beginning after December 15, 2018, and early adoption is permitted. The Company adopted ASU 2018-02 effective January 1, 2019; such adoption had no material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public entities, the standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-15 effective January 1, 2018; such adoption had no material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases.” These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company can elect to record a cumulative-effect adjustment as of the beginning of the year of adoption or apply a modified retrospective transition approach. The Company expects that substantially all of its operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption. The Company adopted ASU 2016-02 effective January 1, 2019; such adoption had no material impact on the Company’s financial statements, given that the noncancelable term of the Company’s current lease is less than 12 months.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3.	Long-term Debt

Long-term debt consisted of the following:

	March 31, 2019	December 31, 2018

A note payable to a financial institution bearing interest at 2.81% and 2.75% at March 31, 2019 and December 31, 2018, respectively, and guaranteed by the officer of the Company. The Company was required to make interest-only payments until December 2018, then monthly payments of both principal and interest starting from January 2019.	$461,320	$491,906

Long-term debt	$461,320	$491,906
Less: current portion	(65,890)	(89,509)
Long-term debt, net of current portion	$395,430	$402,397

The long-term debts contain certain covenants, and the Company was in compliance with the covenants.

Note 4.	Line of Credit

The Company has lines of credit with financial institutions for total amount of approximately $3,500,000 that expires in various months in 2018, unless extended. There was no outstanding balance under the credit lines at March 31, 2019 and December 31, 2018. The lines of credit, bearing various interest rates are guaranteed by the officer of the Company.

The Company has an arrangement with its customers and a financial institution, in which the Company’s customers issue electronic invoices with the Company as the recipient. The Company can use these receivables as collaterals for loans up to approximately $5,200,000 and $5,400,000 as of March 31, 2019 and December 31, 2018, respectively. The Company receives its payments due when the customer fully pays the invoices to the financial institution. The interest rates vary depending on the Company’s customers’ credit ratings. The Company has no borrowings outstanding as of March 31, 2019 and December 31, 2018, respectively. The maturity date of the arrangement varies on the dates of the original transactions.

Note 5.	Short Term Loan Payable

The Company has a short-term loan with a financial institution bearing interest rate of 3.2% expiring July 30, 2019.  All amounts outstanding is due on July 30, 2019, however, the Company may make earlier payments without any penalty.  The total amount outstanding was approximately $483,000 and $626,000 at March 31, 2019 and December 31, 2018, respectively.  The short-term loan is guaranteed by the officer of the Company.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 6.	Convertible Debt, Beneficial Conversion Feature, and Common Stock Warrant

The Company entered into a securities purchase agreement (the “SPA”) with Peak One Opportunity Fund, L.P. (“Peak One”) on August 13, 2018. The financing arrangement between the Company and Peak One stipulates that Peak One will invest up to $540,000 in the Company through three separate tranches. Each tranche will be funded in exchange for a convertible debt instrument issued at a 10% discount, with a face value of $200,000. On this same date, the first tranche closed and the Company issued a convertible debt instrument to Peak One for $200,000 at a 10% discount. The convertible debt issued has the following significant terms:

•
Term: The principal amount is repayable on August 13, 2021 ("Maturity Date"). All unpaid principal due and payable on the Maturity Date shall be paid in the form of common stock of the Company. Any amount of principal or interest that is due under the convertible debt, which is not paid by the Maturity Date, will bear interest at the rate of 18% per annum until it is satisfied.

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

•
Redemption by Issuer:  The Company has the option to redeem the convertible debt prior to the Maturity Date. The convertible debt called for redemption shall be redeemable by the Company, upon not more than 2 days written notice, for an amount (the "Redemption Price") equal to:

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The embedded conversion feature was determined to be a derivative that does not require bifurcation pursuant to ASC 815, but was determined to be a beneficial conversion feature that requires recognition within equity on the commitment date. The beneficial conversion feature is recognized at its intrinsic value on the commitment date, limited to the proceeds allocated to the convertible debt. As such, the Company recorded $89,788 within additional paid-in-capital on the consolidated balance sheet for the beneficial conversion feature identified. The debt discount arising from recognition of the beneficial conversion feature will be amortized as interest expense over the term of the convertible debt. As of March 31, 2019 and December 31, 2018, amortization expense of debt discount related to the beneficial conversion feature was not significant.

In connection with the convertible debt issuance, the Company also issued a detachable common stock warrant on August 13, 2018 that allows Peak One to purchase up to 50,000 shares of common stock at an exercise price of $2.75 per share, subject to adjustments as stated in the warrant agreement.  The common stock warrant expires 5 years from the issuance date. The common stock warrant was determined to meet equity classification pursuant to ASC 480 and ASC 815. As such, the fair value of the common stock warrant is recorded as additional paid-in-capital on the consolidated balance sheet, which was determined to be $89,788, net of issuance costs allocated to the warrant, on the issuance date. The debt discount arising from recognition of the common stock warrant will be amortized as interest expense over the term of the convertible debt. As of March 31, 2019 and December 31, 2018, amortization expense of debt discount related to the common stock warrant was not significant.

The Company has the following convertible debt instruments outstanding as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

A $200,000 convertible note, issued at 10% discount, five year term, no monthly interest due, maturing August 13, 2021	$-	$200,000

Long-term convertible debt	$-	$200,000
Less: debt discount	-	(175,000)
Long-term convertible debt, net of debt discount	$-	$25,000

On February 19, 2019, the Company redeemed all the outstanding convertible debt at a 30% premium for a total redemption price of $255,000. The redemption was accounted for as an extinguishment of debt. Accordingly, the beneficial conversion feature recognized in conjunction with the convertible debt was de-recognized. The Company recorded approximately $160,419 of loss on extinguishment of convertible debt, which reported in the consolidated statement of income.

Note 7.	Investments

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The Company had the following equity investment accounted under the equity method:

	As of March 31, 2019 and December 31, 2018
Equity investee	Type of Shares Owned	Number of Shares Owned	Original Investment Amount	Equity Investment Ownership
PT IONSOFT	Common stock	160,000	$160,000	20%

The following is the roll-forward basis of equity investment accounted under the equity method:

	Period ended Mar 31, 2019
Equity investee	Beginning Equity Investment Basis	Proportional Share of the Equity Accounted Affiliate's Net Income (loss)	Ending Equity Investment Basis
PT IONSOFT	$(2,589)	(3,556)	$(6,146)

	Year ended December 31, 2018
Equity investee	Beginning Equity Investment Basis	Proportional Share of the Equity Accounted Affiliate's Net Income (loss)	Ending Equity Investment Basis
PT IONSOFT	$30,926	(33,515)	$(2,589)

Summarized audited financial information of significant equity investments in affiliate are as follows:

	March 31,	December 31,
	2019	2018
Total current assets	$132,877	$175,272
Total assets	267,918	344,468
Total current liabilities	440,852	520,198
Total liabilities	108,862	106,482

Three-months ended March 31,	2019	2018
Net sales	$6,647	$52,987
Gross profit	(17,096)	(40,228)
Income (loss) from operations	(17,752)	(40,228)
Net income (loss)	(17,781)	(40,758)

Available-for-sale securities

The Company’s investments also include privately-held companies, where quoted market prices are not available, and the cost method, combined with other intrinsic information, is used to assess the fair value of the investment.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table summarize the Company’s investment securities at March 31, 2019 and December 31, 2018:

Available-for-sale securities	Percentage of Ownership	3/31/2019	12/31/2018
4Grit	2.50%	$43,948	$44,723
E-channel	0.07%	$41,567	$42,299
KSFC	0.00%	$11,558	$11,762
Total investment securities		$97,074	$98,784

Note 8.	Equity Purchase Agreement – Put Option

On August 13, 2018 (the "Closing Date"), the Company entered into an Equity Purchase Agreement  (the  "Purchase  Agreement") with the convertible debenture holder (the “Holder”), whereby, upon the terms and subject to the conditions thereof, the Holder  is committed  to purchase shares of the Company's common stock, par value $0.001 per share (the "Purchase Shares"), at an aggregate price of up to $10,000,000 (the "Total Commitment Amount") over the course of a 24- month term. The significant terms of the Purchase Agreement are given below:

•
Put Provision:  From time to time over the 24-month term of the Purchase Agreement, commencing on the date on which a registration statement registering  the Purchase Shares (the "Registration  Statement")  becomes effective,  the Company may, in  its sole discretion, provide the Buyer with a put notice (each a "Put Notice") to purchase a specified number of the Purchase Shares (each a "Put Amount Requested") subject to the limitations contained in the Purchase Agreement.

The actual amount of proceeds the Company receives pursuant to each Put Notice (each, the "Put Amount") is to be determined by the lesser of (i) 88% of the lowest closing bid price of the Company's Common Stock on the trading  day immediately preceding the respective date of the Put Notice and (ii) 88% of the lowest closing bid price during the Valuation Period (the period of 7 trading days immediately following the clearing date associated with the applicable Put Notice).

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Changes to fair value at the end of each reporting period is recorded as other income or expense in the consolidated statements of income. The following table summarizes the changes in the Level 3 financial instrument related to the derivate asset for the equity put option:

Fair value, at December 31, 2018	$109,343
Issuance of equity purchase put option	-
Change in fair value	(1,893)
Fair value, at Mar 31, 2019	$107,450

Note 9.	Commitments and Contingencies

Royalty

On February 15, 2006, the Company agreed to provide the rights to Ashisuto to sell the products in the Japanese market. Per the agreement, the contract period is automatically extended by 5 years up to 20 years.

Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2020. The lease is automatically extended upon agreement of both parties. Rent expense for all operating leases for the three-months ended March 31, 2019 and 2018 was $37,331 and $39,169, respectively.

Note 10.	Related Party Transactions

The following are material related party transactions that have occurred during March 31, 2019 and December 31, 2018, but because the consolidated financial statements are presented on a consolidated basis, the transactions and balances have been eliminated.

	March 31, 2019	December 31, 2018
Sales to affiliate	$9,172	$525,881
Receivable from affiliate	$-	$161,079

The Company receives loan guarantees from the chief executive officer with regards to its long-term borrowing, and the Company’s restricted cash provided as collateral to the Company’s chief executive officer’s loans.

Note 11.	Earnings Per Share

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of stock options outstanding (using the treasury method).

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted net income per common share:

	March 31, 2019	March 31, 2018

Net income (loss) before non-controlling interest	$(1,097,887)	$(1,287,510)
Non-controlling interest	190	(279)
Net income (loss)	(1,097,697)	(1,287,789)

Weighted-average shares of common stock outstanding:
Basic	35,030,039	31,784,293
Dilutive effect of common stock equivalents arising from
share option, excluding antidilutive effect from loss	-	-
Dilutive shares	35,030,039	31,784,293

Earnings per share - Basic
Net income before non-controlling interest	$(0.03)	$(0.04)
Non-controlling interest	$0.00	$0.00
Earnings per share to stockholders	$(0.03)	$(0.04)

Earnings per share - Diluted
Net income before non-controlling interest	$(0.03)	$(0.04)
Non-controlling interest	$0.00	$0.00
Earnings per share to stockholders	$(0.03)	$(0.04)

No non-vested share awards or non-vested share unit awards were antidilutive for the three-months ended March 31, 2019 and 2018.

Note 12.	Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2019 up through the date the unaudited consolidated financial statements were available to be filed. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the three months ended March 31, 2019.

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

Our unaudited interim consolidated financial statements for the three months ended March 31, 2019 and 2018 and as of March 31, 2019 and December 31, 2018 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2018, as filed in our annual report on Form 10-K.

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

Results of Operations

Comparison of results of operations for the three months ended March 31, 2019 as Compared to the three months ended March 31, 2018

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Quarter-ended March 31,
	2019		2018		Changes
	Amount	% of Net sales	Amount	% of Net sales	Amount	%

Net sales	$1,639,619	100.0%	$1,297,742	100.0%	$341,877	26.3%
Cost of sales	1,815,355	110.7%	1,889,719	145.6%	(74,364)	-3.9%
Gross profit (loss)	(175,736)	-10.7%	(591,977)	-45.6%	416,241	-70.3%

Operating expense:
Research and development	218,507	13.3%	308,672	23.8%	(90,165)	-29.2%
General and administrative	484,062	29.5%	500,751	38.6%	(16,689)	-3.3%
Total operating expense	702,569	42.8%	809,423	62.4%	(106,854)	-13.2%

Loss from operations	(878,305)	-53.6%	(1,401,400)	-108.0%	523,095	-37.3%

Other income (expense):
Loss on extinguishment of debt	(160,419)	-9.8%	-	0.0%	(160,419)	N/A
Miscellaneous income, net	14,083	0.9%	167,000	12.9%	(152,917)	-91.6%
Interest expense	(45,147)	-2.8%	-	0.0%	(45,147)	N/A
Total other income (expense), net	(191,483)	-11.7%	167,000	12.9%	(358,483)	-214.7%

Loss before provision for income taxes, loss on equity investments in affiliates, and on-controlling interest	(1,069,788)	-65.2%	(1,234,400)	-95.1%	164,612	-13.3%

Provision for income tax	24,543	1.5%	44,958	3.5%	(20,415)	-45.4%

Net loss before income or loss on equity investments in affiliates and non-controlling interest	(1,094,331)	-66.7%	(1,279,358)	-98.6%	185,027	-14.5%

Loss on equity investments in affiliates	(3,556)	-0.2%	(8,152)	-0.6%	4,596	-56.4%

Net loss before non-controlling interest	(1,097,887)	-67.0%	(1,287,510)	-99.2%	189,623	-14.7%

Non-controlling interest income (loss)	190	0.0%	(279)	0.0%	469	-168.1%

Net loss	$(1,097,697)	-66.9%	$(1,287,789)	-99.2%	$190,092	-14.8%

Comprehensive income statement:
Net loss	$(1,097,697)	-66.9%	$(1,287,789)	-99.2%	$190,092	-14.8%
Foreign currency translation	(95,839)	-5.8%	136,150	10.5%	(231,989)	-170.4%
Total Comprehensive loss	$(1,193,536)	-72.8%	$(1,151,639)	-88.7%	$(41,897)	3.6%

Net Sales

Net sales increased by $341,877, or 26.3%, to $1,639,619 for the three months ended March 31, 2019 from $1,297,742 for the three months ended March 31, 2018. The change in net sales reflected the following:

- License customization revenue increased by approximatley $871,000 from approximatley $136,000 for the three months ended March 31, 2018 to $1,007,000 for the three months ended March 31, 2019 due to the Company focusing in sales effort in this area and signing up approximatley 21 new projects with various customers since March 31, 2018 to March 31, 2019.

- Development revenue decreased by approximately $645,000 from approximatly $750,000 for the three months ended March 31, 2018 to $105,000 for the three months ended March 31, 2019 due to the Company not focusing in this revenue area as the profit margin is not favorable compared to other revenue projects.  The Company plans to exit this project going forward.

Cost of Sales

Cost of sales decreased by $74,364 or 3.9%, to $1,815,355 for the three months ended March 31, 2019 from 1,889,719 for the three months ended March 31, 2018.  The decrease was primarily due to foreign exchange currency translation when converting from Korean Won to US dollar.

Gross Profit (Loss)

Gross loss decreased by $416,241, or 70.3%, to gross loss of 175,736, or 13.7% of net sales, for the three months ended March 31, 2019, from gross loss of $591,977, or 46.0% of net sales, for the three months ended March 31, 2018.

The decrease was due to higher profit margin on license customization revenue increase and decrease in less profitable margin revneue of customization.

Research and Development

Research and development expenses decreased by $90,165 or 29.2%, to $218,507 for the three months ended March 31, 2019 from $308,672 for the three months ended March 31, 2018.  The decrease was due to decrease in head count.

General and Administrative

General and administrative expenses decreased by $16,689 or 3.3%, to $484,062 for the three months ended March 31, 2019 from $500,751 for the three months ended March 31, 2018.  The change was consistent with previous period.

Other Income (Expense)

Other income (expense) change was primarily due to loss on extinguishment of debt in the amount of $160,419 due to pay-off of convertible debt.

Provision for Income Tax

Change in tax provision was not material.

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $95,839 for the three months ended March 31, 2019 compared to income of $136,150.  The change of $231,989 or 170.4% was due to devaluation of Korean Won compared to US dollar in three months ended March 31, 2019 compared to March 31, 2018.  The average exchange rate for the three months ended March 31, 2019 and 2018 was KRW 1,125.08 and KRW 1,072.29, respectively.

Liquidity and Capital Resources

At March 31, 2019, the Company had cash and cash equivalents of $170,293. We estimate that we will require up to $3,000,000 of capital for the next twelve months of operations. We estimate that our expenses will be comprised primarily of general expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.

	Three Months Ended March 31,		Changes
	2019	2018	Amount	%
Net cash used in operating activities	(896,933)	(742,495)	(154,438)	20.8%
Net cash used in investing activities	(112,626)	(54,376)	(58,250)	107.1%
Net cash used in financing activities	(355,642)	-	(355,642)	N/A
Effect of foreign currency translation on cash and cash equivalents	(18,024)	(13,384)	(4,640)	34.7%
Net decrease in cash and cash equivalents	(1,383,225)	(810,255)	(572,970)	70.7%

Operating Activities

Cash used in operating activities for the three months ended March 31, 2019 was $896,933, compared to $742,495 for the three months ended March 31, 2018, an increase of $154,438, or approximately 20.8%.  The increase in cash used in operating activities was due to primarily decrease in accrued expenses of $229,955 for the three months ended March 31, 2019 compared to decrease in accrued expenses of $634,088 for the three months ended March 31, 2018.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2019 was $112,626, compared to $54,376 for the three months ended March 31, 2018, an increase of $58,250, or approximately 107.1%.  The increase in cash used in investing activities was due to increase in purchases of property and equipment of $69,109 for the three months ended March 31, 2019 compared to $5,008 for the three months ended March 31, 2019.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2019 was $355,642, compared to none for the three months ended March 31, 2018, an increase of $335,643.  The increase was due to payment of short-term borrowings, redemption of convertible debt, and repayments of loan payable for the three months ended March 31, 2019 and none in the previous same quarter of prior year.

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

Date: May 14, 2019	I-ON COMMUNICATIONS CORP.

	By:	/s/ Jae Cheol James Oh
Jae Cheol James Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)