Form 10-Q
period 2019-06-30
I-ON Digital Corp.
filed 2019-08-14
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or
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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.0001

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IONI	OTC Markets

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2019
Common Stock, $0.0001 par value per share	35,030,339 shares

PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of I-ON Digital Corp. and subsidiary (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

I-ON Digital Corp. and Subsidiary

I-ON Digital Corp. and Subsidiary
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2019	December 31, 2018

ASSETS

Current assets:
Cash and cash equivalents	$769,836	$1,709,210
Restricted cash	1,642,462	1,699,331
Short-term financial instruments	721,819	741,417
Short-term loan receivable	197,054	25,000
Accounts receivables, net of Allowance for doubtful accounts $700,061 and $719,568 respectively	2,052,478	2,692,933
Deferred tax assets - current	63,741	65,947
Prepaid expenses and other current assets	1,130,216	856,959
Total current assets	6,577,606	7,790,797

Non-current assets:
Investments	87,423	102,756
Property and equipment, net	148,662	163,995
Intangible assets, net	152,369	136,432
Deposits	354,609	358,028
Derivative asset	105,685	109,343
Deferred tax assets - non current	1,124,621	1,211,621
Total non-current assets	1,973,369	2,082,175

Total Assets	$8,550,975	$9,872,972

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$403,696	$375,318
Accrued expenses and other	741,517	790,676
Value added tax payable	54,943	108,534
Income tax payable	26,085	20,353
Short-term loan payable	475,450	626,062
Current portion of long term debt	43,205	89,509
Total current liabilities	1,744,896	2,010,452

Convertible debt	-	25,000
Long term debt, net of current portion	388,935	402,397

Total liabilities	2,133,831	2,437,849

Commitments and contingencies

Stockholders’ Equity
Common stock - $0.0001 par value; authorized 100,000,000 shares; 35,030,339 shares issued and outstanding at June 30, 2019 and December 31, 2018	3,603	3,603
Treasury stock	(709,478)	(709,478)
Additional paid-in-capital	3,624,497	3,582,987
Accumulated other comprehensive loss	(268,850)	(52,193)
Accumulated retained earnings	3,284,427	4,609,785
Total company stockholders’ equity	5,934,199	7,434,704
Non-controlling interest - preferred shares issued by subsidiary	481,862	-
Non-controlling interests	1,083	419
Total stockholders’ equity	6,417,144	7,435,123

Total Liabilities and Stockholders’ Equity	$8,550,975	$9,872,972

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three-month Period ended		Six-month Period ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	Amount	Amount	Amount	Amount

Net sales	$1,825,302	$1,303,479	$3,464,921	$2,601,221
Cost of sales	1,353,312	1,181,413	3,168,667	3,071,132
Gross profit (loss)	471,990	122,066	296,254	(469,911)

Operating expense:
Research and development	160,087	269,784	378,594	578,456
General and administrative	521,733	467,592	1,005,795	968,343
Total operating expense	681,820	737,376	1,384,389	1,546,799

Loss from operations	(209,830)	(615,310)	(1,088,135)	(2,016,710)

Other income (expense):
Loss on extinguishment of debt	-	-	(160,419)	-
Miscellaneous income, net	55,863	123,987	39,382	289,653
Interest expense	(30,564)	-	(45,147)	-
Total other income (expense), net	25,299	123,987	(166,184)	289,653

Loss before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	(184,531)	(491,323)	(1,254,319)	(1,727,057)

Provision for income tax	39,434	(19,631)	63,977	25,327

Net loss before income or loss on equity investments in affiliates and non-controlling interest	(223,965)	(471,692)	(1,318,296)	(1,752,384)

Loss on equity investments	(3,506)	(10,547)	(7,062)	(18,698)

Net loss before non-controlling interest	(227,471)	(482,239)	(1,325,358)	(1,771,082)

Non-controlling interest income (loss)	474	(406)	664	(553)

Net loss	$(226,997)	$(481,833)	$(1,324,694)	$(1,770,529)

Comprehensive income statement:
Net loss	$(227,471)	$(482,239)	$(1,325,358)	$(1,771,082)
Foreign currency translation	(120,818)	15,451	(216,657)	(179,300)
Total comprehensive loss	$(348,289)	$(466,788)	$(1,542,015)	$(1,950,382)

Earnings per share - Basic
Net loss before non-controlling interest	$(0.01)	$(0.02)	$(0.04)	$(0.06)
Non-controlling interest	0.00	(0.00)	0.00	(0.00)
Earnings per share to stockholders	(0.01)	(0.02)	(0.04)	(0.06)

Earnings per share - Diluted
Net loss before non-controlling interest	$(0.01)	$(0.02)	$(0.04)	$(0.06)
Non-controlling interest	0.00	(0.00)	0.00	(0.00)
Earnings per share to stockholders	(0.01)	(0.02)	(0.04)	(0.06)

Weighted average number of common shares outstanding:
Basic	35,030,339	31,784,293	35,030,339	31,784,293
Diluted	35,030,339	31,784,293	35,030,339	31,784,293

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
	Shares	Amount	Treasury stock	Additional paid-in- capital	Accumulated other comprehensive loss	Retained Earnings	Total Company Stockholders’ Equity	Non- controlling interests	Non-Controlling Interest - Preferred stock	Total stockholders’ equity

Balance at December 31, 2018	35,030,339	$3,603	$(709,478)	$3,582,987	$(52,193)	$4,609,785	$7,434,704	$419	$-	$7,435,123

Foreign currency translation	-	-	-	-	(95,839)	-	(95,839)	-	-	(95,839)
Stock compensation expense	-	-	-	18,969	-	-	18,969	-	-	18,969
Net loss				-	-	(1,097,887)	(1,097,887)	190		(1,097,697)

Balance at March 31, 2019	35,030,339	3,603	(709,478)	3,601,956	(148,032)	3,511,898	6,259,947	609	-	6,260,556

Issuance of non-controlling interest - Preferred stock	-	-	-	-		-	-	-	481,862	481,862
Foreign currency translation	-	-	-	-	(120,818)	-	(120,818)	-	-	(120,818)
Stock compensation expense	-	-	-	22,541	-	-	22,541	-	-	22,541
Net income (loss)	-	-	-	-	-	(227,471)	(227,471)	474	-	(226,997)

Balance at June 30, 2019	35,030,339	$3,603	$(709,478)	$3,624,497	$(268,850)	$3,284,427	$5,934,199	$1,083	$481,862	$6,417,144

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(1,324,694)	$(1,770,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(664)	(553)
Loss on equity investments in affiliates	7,062	18,698
Loss from extinguishment of debt	160,419	-
Depreciation - fixed assets	50,984	27,220
Amortization - intangible assets	11,881	-
Amortization - debt discount on convertible debt	8,333	-
Stock options expense	41,510	48,075
Foreign exchange gain (loss)	4,748	3,602
Retirement allowance	-	223,241

Changes in operating assets and liabilities:
Account receivable, net	464,520	1,615,973
Prepaid expenses and other current assets	(304,772)	(211,252)
Deposit	(8,639)	18,393
Deferred taxes	46,903	6,921
Account payable	132,348	72,763
Accrued expenses and other	(22,922)	(559,304)
Value added tax payable	(50,431)	(76,204)
Income tax payable	6,473	26,213
Net cash used in operating activities	(776,941)	(556,743)

Cash flows from investing activities:
Purchases of short-term investments	(5,236)	-
Purchases of property and equipment	(41,044)	(32,304)
Purchases of intangible assets	(32,576)	(11,836)
Payments received from short-term loan receivable	15,322	39,055
Loans provided under short-term loans	(189,841)	-
Net cash used in investing activities	(253,375)	(5,085)

Cash flows from financing activities:
Net receipt of government grants	-	48,252
Principal payments on short-term loan payable	(130,889)	-
Principal payments on long-term debt	(43,717)	-
Borrowings from long-term debt	-	232,472
Principal payments on convertible debt	(200,000)	-
Proceeds from issuance of non-controlling interest preferred shares issued by subsidiary	479,923	-
Net cash provided by financing activities	105,317	280,724

Effect of foreign currency translation on cash and cash equivalents	(69,916)	(154,880)

Net decrease in cash and cash equivalents	(994,915)	(435,984)

Cash and cash equivalents including restricted cash, beginning of period	3,408,541	3,235,481

Cash and cash equivalents including restricted cash, end of period	$2,413,626	$2,799,497

Supplemental disclosure of cash flow information:
Interest paid	$6,845	$3,743
Taxes paid	$6,852	$18,405

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Organization and Operations

I-ON Digital Corp. (formerly known as I-ON Communications Corp.) (“the Company”) was incorporated under the laws of the State of Delaware on June 18, 2013 and is engaged in developing and supplying computerized system. The corporate headquarter is located at 15 Teheran-ro 10-gil Gangnam-gu Seoul, South Korea.  Through its wholly-owned subsidiary I-ON Communications Co., Ltd., the Company provides enterprise content management services to customers primarily in Korea, Japan and Indonesia, by developing industry-leading products such as ICS (web content management system), iDrive (e-document management system), LAMS (load aggregator’s management system), e.Form (mobile contract system), IDAS (digital asset management system) and ICE (content delivery system).

I-ON, Ltd is the Japanese subsidiary of the Company incorporated in 2002. The total assets of I-ON, Ltd is approximately $144,000. The Company has 99.5% ownership of I-ON, Ltd. PT ION-soft is the Indonesian affiliate of the Company incorporated in October 2011. The Company has 20% of ownership of PT I-ON-soft, which is accounted for under the equity method.

NOTE 2:	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

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

Use of Estimates in the Preparation of Financial Statements

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As a result, actual results could differ from these estimates.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Foreign Currency Transaction and Translation

The Company’s principal country of operations is Korea.  The financial position and results of operations of the Company are determined using the local currency, Korean Won (“KRW”), as the functional currency.

•
ON, Ltd (Japanese subsidiary) – The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, are initially recorded using its local currency, Japanese Yen (“JPY”).  Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. All differences are reflected in profit or loss.  As of June 30, 2019 and December 31, 2018, the exchange rate was JPY 10.73 and JPY 10.13 per KRW, respectively.  The average exchange rate for the three months ended June 30, 2019 and 2018 was JPY 10.41 and JPY 9.89 per KRW, respectively.  The average exchange rate for the six months ended June 30, 2019 and 2018 was JPY 10.41 and JPY 9.89 per KRW, respectively.

•
Consolidation – Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date.  The results of operations are translated from KWR to US Dollar at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are dealt with as a component of accumulated other comprehensive income.   As of June 30, 2019 and December 31, 2018, the exchange rate was KRW 1,156.80 and KRW 1,118.10 per US Dollar, respectively.  The average exchange rate for the three months ended June 30, 2019 and 2018 was KRW 1146.01 and KRW 1.075.40, respectively. The average exchange rate for the six months ended June 30, 2019 and 2018 was KRW 1,146.01 and KRW 1,075.40, respectively.

Translation adjustments net of tax were a net loss of $120,818.00 and net gain of $15,451.00 for the three-months ended June 30, 2019 and 2018, respectively, and a net loss of $216,657.00 and net loss of $179,300.00 for the six-months ended June 30, 2019 and 2018, respectively.

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

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

	June 30, 2019	December 31, 2018
Korea
Current assets	$6,120,398	$7,181,043
Non-current assets	1,973,084	1,479,647
Current liabilities	1,416,472	1,403,043
Non-current liabilities	388,935	281,294

Japan
Current assets	$457,208	$144,074
Non-current assets	285	291
Current liabilities	328,424	11,354
Non-current liabilities	-	-

	Six-months Period Ended June 30,		Three-months Period Ended June 30,
	2019	2018	2019	2018
Korea
Net Sales	$2,961,691	$2,353,208	$1,503,436	$1,198,893

Japan
Net Sales	$503,230	$248,013	$360,674	$104,586

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Revenue Recognition – Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

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

Restricted cash represents cash deposits which is restricted by the financial institutions for the loans the financial institutions having with the Company’s chief executive officer. The loans with the financial institutions are amounted to approximately $1,642,462 and $1,699,331 at June 30, 2019 and December 31, 2018, respectively, and expires on various days during 2019, unless extended. The loans, bearing various interest rates, are guaranteed by the Company and the restricted cash deposits of the Company are provided to the financial institutions as collateral.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development cost for three months ended June 30, 2019 and 2018 was $160,087 and $269,784, respectively, and for the six months ended June 30, 2019 and 2018 was $378,594 and $578,456, respectively.

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarize the Company’s fair value measurements by level for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Investments	$-	$-	$87,423
Equity purchase put option	-	-	105,685
Fair value, at June 30, 2019	$-	$-	$193,108

The following table summarize the Company’s fair value measurements by level at December 31, 2018 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Investments	$-	$-	$102,756
Equity purchase put option	-	-	109,343
Fair value, at December 31, 2018	$-	$-	$212,099

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements

Pronouncements Not Yet Effective

•	Fair Value Measurements

In August 2018, the FASB amended “Fair Value Measurements” to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of significant unobservable inputs used in level 3 measurements. The guidance is effective for the Company with the Company’s quarterly filing for the period ended March 31, 2020 and the Company will make the required disclosure changes in that filing.  Adoption will not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

•	Retirement Plans

In August 2018, the FASB amended “Retirement Plans” to modify the disclosure requirements for defined benefit plans. For the Company, the amendment requires the disclosure of the weighted average interest crediting rate used for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. It removes the requirement to disclose the approximate amount of future benefits covered by insurance contracts. The guidance is effective for the Company with the Company’s annual filing for the year ended December 31, 2020 and the Company will make the required disclosure changes in that filing. Adoption will not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

•	Intangibles – Goodwill and other – Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company’s accounting for the service element of a hosting arrangement that is a service contract is not affected by the proposed amendments and will continue to be expensed as incurred in accordance with existing guidance. This standard does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company plans to adopt the updated disclosure requirements of ASU No. 2018-15 prospectively in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and expects the impact from this standard to be immaterial.

•	Improvements to Nonemployee Share-based Payment Accounting

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

•	Income Statement – Reporting Comprehensive Income

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

•	Goodwill

In January 2017, the FASB amended “Goodwill” to simplify the subsequent measurement of goodwill. The amended guidance eliminates Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill of the reporting unit. The new guidance is effective for the Company on January 1, 2020 and is not expected to have an impact on our consolidated results of operations, consolidated financial position, and cash flows.

•	Financial Instruments

In June 2016, the FASB amended “Financial Instruments” to provide financial statement users with more decision-useful information about the expected credit losses on debt instruments and other commitments to extend credit held by a reporting entity at each reporting date. During November 2018 and April 2019, the FASB made amendments to the new standard that clarified guidance on several matters, including accrued interest, recoveries, and various codification improvements. The new standard, as amended, replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates.  The new guidance is effective for us on January 1, 2020, and in the first half of 2019, we established an implementation team and began analyzing the impact on our current policies and procedures to identify potential differences that would result from applying the requirements of the new standard. The implementation team reports findings and progress of the project to management on a frequent basis. Through this process, we have identified appropriate changes to our processes, systems, and controls to support recognition and disclosure under the new standard.  The Company is still evaluating the impact of the new standard on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

Other recently issued accounting updates are not expected to have a material impact on the Company’s Interim Financial Statements.

Recently Adopted Accounting Pronouncements

•	Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

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

•	Leases (ASU 2019-01)

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which removed the requirement for an entity to disclose in the interim periods after adoption, the effect of the change on income from continuing operations, net income, any other affected financial statement line item, and any affected per share amount. For lessors, the new leasing standard requires leases to be classified as a sales-type, direct financing or operating leases. These criteria focus on the transfer of control of the underlying lease asset. This standard and related update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-02 effective January 1, 2019; such adoption had no material impact on the Company’s financial statements, given that the noncancelable term of the Company’s current lease is less than 12 months.

•	Leases (ASU 2016-02)

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3:	Long-term Debt

Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018

A note payable to a financial institution bearing interest at 2.81% and 2.75% at June 30, 2019 and December 31, 2018, respectively, and guaranteed by the officer of the Company. The Company was required to make interest-only payments until December 2018, then monthly payments of both principal and interest starting from January 2019.	$432,140	$491,906

Long-term debt	432,140	491,906
Less: current portion	(43,205)	(89,509)
Long-term debt, net of current portion	$388,935	$402,397

The long-term debts contain certain covenants, and the Company was in compliance with the covenants.

NOTE 4:	Line of Credit

The Company has lines of credit with financial institutions for total amount of approximately $3,500,000 that expires in various months in 2020, unless extended. There was no outstanding balance under the credit lines at December 31, 2018 but for operating expense the Company used $86,445(100,000,000 KRW) as of 6/30/2019 from Shinhan Bank. The lines of credit, bearing various interest rates are guaranteed by the officer of the Company.

The Company has an arrangement with its customers and a financial institution, in which the Company’s customers issue electronic invoices with the Company as the recipient. The Company can use these receivables as collaterals for loans up to approximately $5,200,000 and $5,400,000 as of June 30, 2019 and December 31, 2018, respectively. The Company receives its payments due when the customer fully pays the invoices to the financial institution. The interest rates vary depending on the Company’s customers’ credit ratings. The Company has no borrowings outstanding as of June 30, 2019 and December 31, 2018, respectively. The maturity date of the arrangement varies on the dates of the original transactions.

NOTE 5:	Short Term Loan Payable

The Company has a short-term loan with a financial institution bearing interest rate of 3.2% expiring July 30, 2019.  All amounts outstanding is due on July 30, 2019, however, the Company may make earlier payments without any penalty.  The total amount outstanding was approximately $475,000 and $626,000 at June 30, 2019 and December 31, 2018, respectively.  The short-term loan is guaranteed by the officer of the Company.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6:	Convertible Debt, Beneficial Conversion Feature, and Common Stock Warrant

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

•
Redemption by Issuer:  The Company has the option to redeem the convertible debt prior to the Maturity Date. The convertible debt called for redemption shall be redeemable by the Company, upon not more than 2 days written notice, for an amount (the “Redemption Price”) equal to:

o	if the date of redemption is 90 days or less from the issuance date, 110% of the sum of the principal amount so redeemed plus accrued interest, if any;
o
if the date of redemption is greater than or equal to 91 days from the issuance date and less than or equal to 120 days from the issuance date, 120% of the sum of the amount so redeemed plus accrued interest, if any;

o
if the date of redemption is greater than or equal to 121 days from the issuance date and less than or equal to 180 days from the issuance date, 130% of the sum of the amount so redeemed plus accrued interest, if any; and

o
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

In connection with the convertible debt issuance, the Company also issued a detachable common stock warrant on August 13, 2018 that allows Peak One to purchase up to 50,000 shares of common stock at an exercise price of $2.75 per share, subject to adjustments as stated in the warrant agreement.  The common stock warrant expires 5 years from the issuance date. The common stock warrant was determined to meet equity classification pursuant to ASC 480 and ASC 815. As such, the fair value of the common stock warrant is recorded as additional paid-in-capital on the consolidated balance sheet, which was determined to be $89,788, net of issuance costs allocated to the warrant, on the issuance date. The debt discount arising from recognition of the common stock warrant will be amortized as interest expense over the term of the convertible debt. As of June 30, 2019 and December 31, 2018, amortization expense of debt discount related to the common stock warrant was not significant.

The Company has the following convertible debt instruments outstanding:

	June 30, 2019	December 31, 2018

A $200,000 convertible note, issued at 10% discount, five year term, no monthly interest due, maturing August 13, 2021	$-	$200,000

Long-term convertible debt	$-	$200,000
Less: debt discount	-	(175,000)
Long-term convertible debt, net of debt discount	$-	$25,000

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7:	Investments

The Company had the following investments:

Investments	Type	Percentage of Ownership	June 30, 2019	December 31, 2018
4Grit	Available for sale	2.50%	$43,227	$44,723
E-channel	Available for sale	0.07%	40,884	42,299
KSFC	Available for sale	0.00%	11,369	11,762
PT IONSOFT	Equity	20%	(8,057)	3,972
Total investment securities			$87,423	$102,756

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

The Company had the following equity investment accounted under the equity method:

	As of June 30, 2019 and December 31, 2018
Equity investee	Type of Shares Owned	Number of Shares Owned	Original Investment Amount	Equity Investment Ownership
PT IONSOFT	Common stock	160,000	$160,000	20%

The following is the roll-forward basis of equity investment accounted under the equity method:

	Six Months Ended June 30, 2019
Equity investee	Balance at December 31, 2018	Proportional Share of the Equity Accounted Affiliate’s Net Income (loss)	Balance at June 30, 2019
PT IONSOFT	$(2,589)	(7,062)	$(9,651)

	Year Ended December 31, 2018
Equity investee	Balance at December 31, 2017	Proportional Share of the Equity Accounted Affiliate’s Net Income (loss)	Balance at December 31, 2018
PT IONSOFT	$30,926	(33,515)	$(2,589)

Summarized audited financial information of significant equity investments in affiliate are as follows:

	June 30, 2019	December 31, 2018
Total current assets	$3,219	$175,272
Total assets	127,332	344,468
Total current liabilities	325,457	520,198
Total liabilities	103,295	106,482

	Three-months Period Ended June 30,		Six-months Period Ended June 30,
	2019	2018	2019	2018
Net sales	$652	$35,293	$7,299	$88,280
Gross profit	(17,104)	(52,382)	(34,200)	(92,610)
Income from operations	(17,527)	(52,382)	(35,279)	(92,610)
Net income	(17,527)	(52,733)	(35,308)	(93,491)

Available-for-sale securities

The Company’s investments also include privately-held companies, where quoted market prices are not available, and the cost method, combined with other intrinsic information, is used to assess the fair value of the investment.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table summarize the Company’s investment securities:

Available-for-sale securities	Percentage of Ownership	June 30, 2019	December 31, 2018
4Grit	2.50%	$43,227	$44,723
E-channel	0.07%	$40,884	$42,299
KSFC	0.00%	$11,369	$11,762
Total investment securities		$95,479	$98,784

Note 8.	Equity Purchase Agreement – Put Option

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

The Company adopted the provisions of FASB ASC Topic 480 and Topic 815, to determine the proper classification of the Purchase Agreement. The Company determined the put option meets the definition of a derivative under ASC 815 but is outside the scope of ASC 480. Under ASC 816-40, the Company determined the derivative does not meet equity classification and accordingly, is classified as an asset on the consolidated balance as a Level 3 financial instrument. The Company used an independent third-party valuation firm to determine the fair value of the derivative asset using an Option Pricing Model.

Changes to fair value at the end of each reporting period is recorded as other income or expense in the consolidated statements of income. The following table summarizes the changes in the Level 3 financial instrument related to the derivative asset for the equity put option:

Fair value, at December 31, 2018	$109,343
Issuance of equity purchase put option	-
Change in fair value	(3,658)
Fair value, at June 30, 2019	$105,685

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

NOTE 9:	Commitments and Contingencies

Royalty

On February 15, 2006, the Company agreed to provide the rights to Ashisuto to sell the products in the Japanese market. Per the agreement, the contract period is automatically extended by 5 years up to 20 years.

Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2020. The lease is automatically extended upon agreement of both parties. Rent expense for all operating leases for the three-months ended June 30, 2019 and 2018 was $35,967 and $38,941 respectively, and for the six-months ended June 30, 2019 and 2018 was $73,298 and $78,110, respectively.

NOTE 10:	Related Party Transactions

The Company receives loan guarantees from the chief executive officer with regards to its long-term borrowing, and the Company’s restricted cash provided as collateral to the Company’s chief executive officer’s loans.

NOTE 11:	Earnings Per Share

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of stock options outstanding (using the treasury method).

The following table sets forth the computation of basic and diluted net income per common share:

	Three-months Period Ended June 30,		Six-months Period Ended June 30,
Periods Ended	2019	2018	2019	2018

Net income (loss) before non-controlling interest	$(227,471)	$(482,239)	$(1,325,358)	$(1,771,082)
Non-controlling interest	474	(406)	664	(553)
Net income (loss)	(226,997)	(481,833)	(1,324,694)	(1,770,529)

Weighted-average shares of common stock outstanding:
Basic	35,030,339	31,784,293	35,030,339	31,784,293
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-	-	-
Dilutive shares	35,030,339	31,784,293	35,030,339	31,784,293

Earnings per share - Basic
Net income (loss) before non-controlling interest	$(0.01)	$(0.02)	$(0.04)	$(0.06)
Non-controlling interest	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Earnings per share to stockholders	$(0.01)	$(0.02)	$(0.04)	$(0.06)

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$(0.01)	$(0.02)	$(0.04)	$(0.06)
Non-controlling interest	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Earnings per share to stockholders	$(0.01)	$(0.02)	$(0.04)	$(0.06)

No non-vested share awards or non-vested share unit awards were antidilutive for the six months ended June 30, 2019 and 2018.

NOTE 12:	Non-Controlling Interest-Issuance of Preferred Stock by Subsidiary

On April 9, 2019, The Company’s subsidiary, I-ON Communication Korea issued redeemable convertible preferred stock with proceeds of KRW549,997,000 and issued 157,142 shares of preferred stock or at price of KRW3,500 per share. The convertible preferred stock agreement contain provisions as follows:

•	Voting rights – The preferred shareholder may have same voting rights as common stock shareholder (1:1)
•	2% annual dividend
•	Liquidating rights
•	Conversion rights to common stock

•	Call option by preferred shareholder - Preferred stock may be converted to common stock anytime at a fixed conversion price of KRW 3,500
•
Call option by I-ON Communication – Should I-ON Communication exercise to redeem preferred stock, I-ON Communication is required to re-purchase for KRW 3,500 per share and 7% annual interest compounded.

The Company accounted the issuance of preferred stock under ASC 810-10-45-23, Consolidation, and was accounted for as equity transaction as the parent’s ownership interest retains control of a subsidiary.   The preferred stock issuance by a subsidiary to noncontrolling interest holders should be reflected as a noncontrolling interest in the financial statements of the parent at the amount of the cash proceeds received.

The convertible preferred shares meet definition of equity instrument and contain put option that is not outside the Company’s control and the conversion to common stock is at a fixed determinable share conversion price at KRW 3,500 per share.

NOTE 13:	Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2019 up through the date the unaudited consolidated financial statements were available to be filed. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the six months ended June 30, 2019.

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

Our unaudited interim consolidated financial statements for the three and six months ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2018, as filed in our annual report on Form 10-K.

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

On December 2, 2015, EBC and Bayhawk consummated an Asset Purchase and Share Exchange Agreement (the “Agreement”) whereby Bayhawk sold to EBC and EBC purchased from Bayhawk assets of Bayhawk, including but not limited to the assets relating to the Bayhawk Ales label and the Evans Brands (collectively, the “Transferred Assets”). Bayhawk retained ownership of 100% of the stock in Evans Brewing Co. (CA) (“Evans Brewing California”). EBC proceeded with the share exchange and tender offer to the Bayhawk shareholders, pursuant to which EBC offered to exchange shares of EBC common stock for shares of Bayhawk common stock, on a one-for-one basis (the “Exchange Offer”). At the close of the share exchange on 4,033,863 Bayhawk shares were accepted and exchanged for 4,033,863 shares of EBC common stock.

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

Results of Operations

Comparison of results of operations for the three months ended June 30, 2019 as Compared to the three months ended June 30, 2018

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Three Month Ended
	June 30, 2019		June 30, 2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$1,825,302	100.0%	$1,303,479	100.0%	$521,823	40.0%
Cost of sales	1,353,312	74.1%	1,181,413	90.6%	171,899	14.6%
Gross profit (loss)	471,990	25.9%	122,066	9.4%	349,924	286.7%

Operating expense:
Research and development	160,087	8.8%	269,784	20.7%	(109,697)	-40.7%
General and administrative	521,733	28.6%	467,592	35.9%	54,141	11.6%
Total operating expense	681,820	37.4%	737,376	56.6%	(55,556)	-7.5%

Loss from operations	(209,830)	-11.5%	(615,310)	-47.2%	405,480	-65.9%

Other income (expense):
Loss on extinguishment of debt	-	0.0%	-	0.0%	-	n/a
Miscellaneous income, net	55,863	3.1%	123,987	9.5%	(68,124)	-54.9%
Interest expense	(30,564)	-1.7%	-	0.0%	(30,564)	n/a
Total other income (expense), net	25,299	1.4%	123,987	9.5%	(98,688)	-79.6%

Loss before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	(184,531)	-10.1%	(491,323)	-37.7%	306,792	-62.4%

Provision for income tax	39,434	2.2%	(19,631)	-1.5%	59,065	-300.9%

Net loss before income or loss on equity investments in affiliates and non-controlling interest	(223,965)	-12.3%	(471,692)	-36.2%	247,727	-52.5%

Income (Loss) on equity investments	(3,506)	-0.2%	(10,547)	-0.8%	7,041	-66.8%

Net loss before non-controlling interest	(227,471)	-12.3%	(482,239)	-37.0%	254,768	-52.8%

Non-controlling interest income (loss)	474	0.0%	(406)	0.0%	880	-216.7%

Net loss	$(226,997)	-12.4%	$(481,833)	-37.0%	$254,836	-52.9%

Net Sales

Net sales increased by $521,823, or 40%, to $1,825,302 for the three months ended June 30, 2019 from $1,303,479 for the three months ended June 30, 2018. The change in net sales reflected the following:

- License customization revenue increased by approximately $943,000 from approximately $32,000 for the three months ended June 30, 2018 to $975,000 for the three months ended June 30, 2019 due to the Company was focusing in sales effort in this area and signing up approximately 31 new projects with various customers since June 30, 2018 to June 30, 2019.

- Development revenue decreased by approximately $266,000 from approximately $404,000 for the three months ended June 30, 2018 to $138,000 for the three months ended June 30, 2019 due to the Company was not focusing in this revenue area as the profit margin is not favorable compared to other revenue projects.  The Company plans to exit this project going forward.

Cost of Sales

Cost of sales increased by $171,899 or 14.6%, to $1,353,312 for the three months ended June 30, 2019 from $1,181,413 for the three months ended June 30, 2018.  The increase was primarily due to using Amazon server in entire department and increase in consultant fee.

Gross Profit (Loss)

Gross profit increased by $349,924, or 286.7%, to gross profit of $471,990, or 25.9% of net sales, for the three months ended June 30, 2019, from gross profit of $122,066, or 9.4% of net sales, for the three months ended June 30, 2018.

The increase was due to higher profit margin on license customization revenue increase and decrease in less profitable margin revenue of customization.

Research and Development

Research and development expenses decreased by $109,697 or 40.7%, to $160,087 for the three months ended June 30, 2019 from $269,784 for the three months ended June 30, 2018.  The decrease was due to decrease in head count.

General and Administrative

General and administrative expenses increased by $54,141 or 11.6%, to $521,733 for the three months ended June 30, 2019 from $467,592 for the three months ended June 30, 2018.  The change was consistent with previous period.

Other Income (Expense)

Other income (expense) change was primarily due to decrease in miscellaneous income from Japan.

Provision for Income Tax

Change in tax provision was not material.

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $120,818 for the three months ended June 30, 2019 compared to income of $15,451 for the three months ended June 30, 2018.  The change of $136,269 was due to devaluation of Korean Won compared to US dollar in three months ended June 30, 2019 compared to June 30, 2018.  The average exchange rate for the three months ended June 30, 2019 and 2018 was KRW 1,146.01 and KRW 1,078.96, respectively.

Comparison of results of operations for the six months ended June 30, 2019 as Compared to the six months ended June 30, 2018

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Six Month Ended
	June 30, 2019		June 30, 2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$3,464,921	100.0%	$2,601,221	100.0%	$863,700	33.2%
Cost of sales	3,168,667	91.4%	3,071,132	118.1%	97,535	3.2%
Gross profit (loss)	296,254	8.6%	(469,911)	-18.1%	766,165	-163.0%

Operating expense:
Research and development	378,594	10.9%	578,456	22.2%	(199,862)	-34.6%
General and administrative	1,005,795	29.0%	968,343	37.2%	37,452	3.87%
Total operating expense	1,384,389	40.0%	1,546,799	59.5%	(162,410)	-10.5%

Loss from operations	(1,088,135)	-31.4%	(2,016,710)	-77.5%	928,575	-46.0%

Other income (expense):
Loss on extinguishment of debt	(160,419)	-4.6%	-	0.0%	(160,419)	n/a
Miscellaneous income, net	39,382	1.1%	289,653	11.1%	(250,271)	-86.4%
Interest expense	(45,147)	-1.3%	-	0.0%	(45,147)	n/a
Total other income (expense), net	(166,184)	-4.84%	289,653	11.1%	(455,837)	-157.4%

Loss before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	(1,254,319)	-36.2%	(1,727,057)	-67.4%	472,738	-27.4%

Provision for income tax	63,977	1.8%	25,327	1.0%	38,650	152.6%

Net loss before income or loss on equity investments in affiliates and non-controlling interest	(1,318,296)	-38.0%	(1,752,384)	-67.4%	434,088	-24.8%

Income (Loss) on equity investments	(7,062)	-0.2%	(18,698)	-0.7%	11,636	-62.2%

Net loss before non-controlling interest	(1,325,358)	-38.3%	(1,771,082)	-68.1%	445,724	-25.2%

Non-controlling interest income (loss)	664	0.0%	(553)	0.0%	1,217	-220.1%

Net loss	$(1,324,694)	-38.2%	$(1,770,529)	-68.1%	$445,835	-25.2%

Net Sales

Net sales increased by $863,700, or 33.2%, to $3,464,921 for the six months ended June 30, 2019 from $2,601,221 for the six months ended June 30, 2018. The change in net sales reflected the following:

- License customization revenue increased by approximately $1,803,000 from approximately $161,000 for the six months ended June 30, 2018 to $1,964,000 for the six months ended June 30, 2019 due to the Company focusing in sales effort in this area and signing up approximately 31 new projects with various customers since June 30, 2018 to June 30, 2019.

- Development revenue decreased by approximately $865,000 from approximately $1,106,000 for the six months ended June 30, 2018 to $241,000 for the six months ended June 30, 2019 due to the Company not focusing in this revenue area as the profit margin is not favorable compared to other revenue projects.  The Company plans to exit this project going forward.

Cost of Sales

Cost of sales increased by $97,535 or 3.2%, to $3,168,667 for the six months ended June 30, 2019 from $3,071,132 for the six months ended June 30, 2018.  .  The increase was primarily due to using Amazon server in entire department and increase in consultant fee.

Gross Profit (Loss)

Gross profit increased by $766,165, or 163%, to gross profit of $296,254, or 8.6% of net sales, for the six months ended June 30, 2019, from gross loss of $469,911, or 18.1% of net sales, for the three six months ended June 30, 2018.

The increase was due to higher profit margin on license customization revenue increase and decrease in less profitable margin revenue of customization.

Research and Development

Research and development expenses decreased by $199,862 or 34.6%, to $378,594 for the six months ended June 30, 2019 from $578,456 for the six months ended June 30, 2018.  The decrease was due to decrease in head count.

General and Administrative

General and administrative expenses increased by $37,452 or 3.9%, to $1,005,795 for the six months ended June 30, 2019 from $968,343 for the six months ended June 30, 2018.  The change was consistent with previous period.

Other Income (Expense)

Other income (expense) change was primarily due to loss on extinguishment of debt in the amount of $162,410 due to pay-off of convertible debt and decrease in miscellaneous income from Japan.

Provision for Income Tax

Change in tax provision was not material.

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $216,657 for the six months ended June 30, 2019 compared to income of $179,300 for the six months ended June 30, 2018.  The change of $395,977 or 220.8% was due to devaluation of Korean Won compared to US dollar in six months ended June 30, 2019 compared to June 30, 2018.  The average exchange rate for the six months ended June 30, 2019 and 2018 was KRW 1,146.01 and KRW 1,075.51, respectively.

Liquidity and Capital Resources

At June 30, 2019, the Company had cash and cash equivalents of $769,836. We estimate that we will require up to $3,000,000 of capital for the next twelve months of operations. We estimate that our expenses will be comprised primarily of general expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.

	Six Months Ended June 30,		Changes
	2019	2018	Amount	%
Net cash used in operating activities	(776,941)	(556,743)	(220,198)	39.55%
Net cash used in investing activities	(253,375)	(5,085)	(248,290)	4,882.79%
Net cash provided by financing activities	105,317	280,724	(175,407)	-62.48%
Effect of foreign currency translation on cash and cash equivalents	(69,916)	(154,880)	84,964)	-54.86%
Net decrease in cash and cash equivalents	(994,915)	(435,984)	(558,931)	128.20%

Operating Activities

Cash used in operating activities for the six months ended June 30, 2019 was $776,941, compared to $556,743 for the six months ended June 30, 2018, an increase of $220,198, or approximately 39.55%.  The increase in cash used in operating activities was due to primarily decrease in accrued expenses of $22,922, for the six months ended June 30, 2019 compared to decrease in accrued expenses of $559,304 for the six months ended June 30, 2018.

Investing Activities

Cash used in investing activities for the the six months ended June 30, 2019 was $253,375, compared to $5,085 for the six months ended June 30, 2018, an increase of $248,290, or approximately 4882.79%.  The increase in cash used in investing activities was due to increase in borrowing short-term loans of $15,322 for the six months ended June 30, 2019 compared to $39,055 for the six months ended June 30, 2018.

Financing Activities

Cash provided by financing activities for the the six months ended June 30, 2019 was $105,317, compared to $280,724 for the six months ended June 30, 2018, a decrease of $175,407.  The decrease was primarily due to principal payments on debt and no borrowings.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2019, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

Management is currently evaluating remediation plans for the above control deficiencies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

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

Date: August 13, 2019	I-ON DIGITAL CORP.

	By:	/s/ Jae Cheol James Oh
Jae Cheol James Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)