Form 10-Q
period 2019-09-30
I-ON Digital Corp.
filed 2019-11-13
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IONI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2019
Common Stock, $0.0001 par value per share	35,030,339 shares

PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

The unaudited interim consolidated financial statements of I-ON Digital Corp. and subsidiary (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

I-ON Digital Corp. and Subsidiary

I-ON Digital Corp. and Subsidiary
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2019	December 31, 2018

ASSETS

Current assets:
Cash and cash equivalents	$498,189	$1,709,210
Restricted cash	1,581,620	1,699,331
Short-term financial instruments	687,588	741,417
Short-term loan receivable	203,906	25,000
Accounts receivables, net of allowance for doubtful accounts $674,129 and $725,389, respectively	2,360,962	2,692,933
Deferred tax assets - current	61,380	65,947
Prepaid expenses and other current assets	1,458,597	856,959
Total current assets	6,852,242	7,790,797

Non-current assets:
Investments	91,943	102,756
Property and equipment, net	200,191	163,995
Intangible assets, net	141,595	136,432
Deposits	341,483	358,028
Derivative asset	101,770	109,343
Deferred tax assets - non current	1,133,545	1,211,621
Total non-current assets	2,010,527	2,082,175

Total Assets	$8,862,769	$9,872,972

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$634,309	$375,318
Accrued expenses and other	822,969	790,676
Value added tax payable	137,741	108,534
Income tax payable	21,476	20,353
Short-term loan payable	457,837	626,062
Current portion of long term debt	20,802	89,509
Total current liabilities	2,095,134	2,010,452
Convertible debt	-	25,000
Long term debt, net of current portion	374,528	402,397

Total liabilities	2,469,662	2,437,849

Commitments and contingencies

Stockholders’ Equity
Common stock - $0.0001 par value; authorized 100,000,000 shares; 35,030,339 shares issued and outstanding at September 30, 2019 and December 31, 2018	3,603	3,603
Treasury stock	(709,478)	(709,478)
Additional paid-in-capital	3,646,740	3,582,987
Accumulated other comprehensive loss	(528,373)	(52,193)
Accumulated retained earnings	3,497,760	4,609,785
Total company stockholders’ equity	5,910,252	7,434,704
Preferred stock - $0.4380 (KRW 500) par value; authorized 2,000.000 shares; 157,142 shares issued and outstanding at September 30, 2019 and none at December 31, 2018.	481,862	-
Non-controlling interests	993	419
Total stockholders’ equity	6,393,107	7,435,123

Total Liabilities and Stockholders’ Equity	$8,862,769	$9,872,972

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net sales	$1,818,347	$1,874,629	$5,283,268	$4,475,850
Cost of goods sold	1,071,363	1,105,515	4,240,030	4,176,647
Gross profit	746,984	769,114	1,043,238	299,203

Operating expense:
Research and development	63,312	216,730	441,906	795,185
General and administrative	534,672	440,422	1,540,467	1,408,766
Total operating expense	597,984	657,152	1,982,373	2,203,951

Income (loss) from operations	149,000	111,962	(939,135)	(1,904,748)

Other income (expense):
Loss on extinguishment of debt	-	-	(160,419)	-
Miscellaneous income, net	4,095	114,415	43,477	257,285
Interest expense	-	-	(45,147)	-
Total other income (expense), net	4,095	114,415	(162,089)	257,285

Income (loss) before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	153,095	226,377	(1,101,224)	(1,647,463)
Provision for (benefit from) income tax	(53,176)	14,243	10,801	39,570

Net income (loss) before income or loss on equity investments in affiliates and non-controlling interest	206,271	212,134	(1,112,025)	(1,687,033)
Income (loss) on equity investments	7,062	(12,349)	-	(31,047)

Net income (loss) before non-controlling interest	213,333	199,785	(1,112,025)	(1,718,080)
Non-controlling interest income (loss)	(90)	33	574	586

Net income (loss)	$213,243	$199,818	$(1,111,451)	$(1,717,494)

Comprehensive income statement:
Net income (loss)	$213,333	$199,785	$(1,112,025)	$(1,718,080)
Foreign currency translation	(259,523)	21,564	(476,180)	(157,736)
Total comprehensive loss	$(46,190)	$221,349	$(1,588,205)	$(1,875,816)

Earnings per share - Basic
Net loss before non-controlling interest	$0.01	$0.01	$(0.03)	$(0.05)
Non-controlling interest	$(0.00)	$0.00	$0.00	$0.00
Earnings per share to stockholders	$0.01	$0.01	$(0.03)	$(0.05)

Earnings per share - Diluted
Net loss before non-controlling interest	$0.01	$0.01	$(0.03)	$(0.05)
Non-controlling interest	$(0.00)	$0.00	$0.00	$0.00
Earnings per share to stockholders	$0.01	$0.01	$(0.03)	$(0.05)

Weighted average number of common shares outstanding:
Basic	35,030,339	31,784,293	35,030,339	31,784,293
Diluted	35,030,339	31,784,293	35,030,339	31,784,293

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2019
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprhensive Loss	Retained Earnings	Total Company Stockholders' Equity	Non- Controlling Interest	Preferred Stock	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2018	35,030,339	$3,603	$(709,478)	$3,582,987	$(52,193)	$4,609,785	$7,434,704	$419	$-	$7,435,123

Foreign currency translation	-	-	-	-	(476,180)	-	(476,180)	-	-	(476,180)
Stock compensation expense	-	-	-	63,753	-	-	63,753	-	-	63,753
Issuance of non-controlling interest - Preferred stock	-	-	-	-	-	-	-	-	481,862	481,862
Net income (loss)	-	-	-	-	-	(1,112,025)	(1,112,025)	574	-	(1,111,451)

Balance at September 30, 2019	35,030,339	$3,603	$(709,478)	$3,646,740	$(528,373)	$3,497,760	$5,910,252	$993	$481,862	$6,393,107

Three Months Ended September 30, 2019
Common Stock
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprhensive Loss	Retained Earnings	Total Company Stockholders' Equity	Non- Controlling Interest	Subsidiary Preferred Stock	Total Stockholders' Equity
	Shares	Amount

Balance at June 30, 2019	35,030,339	$3,603	$(709,478)	$3,624,497	$(268,850)	$3,284,427	$5,934,199	$1,083	$481,862	$6,417,144

Foreign currency translation	-	-	-	-	(259,523)	-	(259,523)	-	-	(259,523)
Stock compensation expense	-	-	-	22,243	-	-	22,243	-	-	22,243
Net income (loss)	-	-	-	-	-	213,333	213,333	(90)	-	213,243

Balance at Sept 30, 2019	35,030,339	$3,603	$(709,478)	$3,646,740	$(528,373)	$3,497,760	$5,910,252	$993	$481,862	$6,393,107

Nine Months Ended September 30, 2018
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprhensive Loss	Retained Earnings	Total Company Stockholders' Equity	Non- Controlling Interest	Subsidiary Preferred Stock	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2017	26,000,000	$2,600	$-	$3,212,037	$274,468	$4,527,781	$8,016,886	$252	$-	$8,017,138

Foreign currency translation	-	-	-	-	(157,736)	-	(157,736)	-	-	(157,736)
Stock compensation expense	-	-	-	64,797	-	-	64,797	-	-	64,797
Proceeds from issuance of common stock	5,784,293	578	-	-	-	-	578	-	-	578
Repurchase of treasury stock	-	-	-	(826,986)	-	-	(826,986)	-	-	(826,986)
Net income (loss)	-	-	-	-	-	(1,718,080)	(1,718,080)	(627)	-	(1,718,707)

Balance at September 30, 2018	31,784,293	$3,178	$-	$2,449,848	$116,732	$2,809,701	$5,379,459	$(375)	$-	$5,379,084

Three Months Ended September 30, 2018
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprhensive Loss	Retained Earnings	Total Company Stockholders' Equity	Non- Controlling Interest	Subsidiary Preferred Stock	Total Stockholders' Equity
	Shares	Amount

Balance at June 30, 2018	31,784,293	$3,178	$-	$3,251,651	$95,168	$2,609,916	$5,959,913	$(323)	$-	$5,959,590

Foreign currency translation	-	-	-	-	21,564	-	21,564	-	-	21,564
Proceeds from issuance of common stock	-	-	-	(801,803)	-	-	(801,803)	-	-	(801,803)
Net income (loss)	-	-	-	-	-	199,785	199,785	(52)	-	199,733

Balance at September 30, 2018	31,784,293	$3,178	$-	$2,449,848	$116,732	$2,809,701	$5,379,459	$(375)	$-	$5,379,084

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30,	2019	2018

Cash flows from operating activities:
Net loss	$(1,111,451)	$(1,717,494)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Non-controlling interest	574	(586)
Loss on equity investments in affiliates	-	31,047
Depreciation - fixed assets	237,656	30,488
Amortization - intangible assets	17,018	-
Stock options expense	63,753	64,797
Foreign exchange gain (loss)	6,551	(755)
Retirement allowance	-	220,073

Changes in operating assets and liabilities:
Account receivable, net	202,824	1,676,320
Prepaid expenses and other current assets	(683,243)	(594,521)
Deposit	(8,529)	18,141
Deferred taxes	(6,036)	21,426
Account payable	242,113	(139,899)
Accrued expenses and other	89,983	(468,195)
Value added tax payable	37,960	(114,866)
Income tax payable	2,618	24,124
Net cash used in operating activities	(908,209)	(949,900)

Cash flows from investing activities:
Proceeds from (purchases of) short-term investments	14,129	(1,833)
Purchases of property and equipment	(286,811)	(31,846)
Purchases of intangible assets	(32,122)	(46,208)
Payments received from short-term loan receivable	14,582	-
Borrowings (loans provided) under short-term loans	(201,300)	110,003
Net cash provided by (used in) investing activities	(491,522)	30,116

Cash flows from financing activities:
Net receipt of government grants	-	38,589
Borrowings (principal payments) on short-term loan payable	(129,068)	641,684
Borrowings (principal payments) on long-term debt	(64,611)	229,173
Principal payments on convertible debt	(200,000)	-
Purchase of treasury stock	-	(826,408)
Proceeds from issuance of non-controlling interest preferred shares issued by subsidiary	473,246	-
Net cash provided by financing activities	79,567	83,038

Effect of foreign currency translation on cash and cash equivalents	(8,606)	(121,868)

Net decrease in cash and cash equivalents	(1,328,770)	(958,614)

Cash and cash equivalents including restricted cash, beginning of year	3,408,541	3,235,481

Cash and cash equivalents including restricted cash, end of period	$2,079,771	$2,276,867

Supplemental disclosure of cash flow information:
Interest paid	$6,750	$11,726
Taxes paid	$6,757	$20,967

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Organization and Operations

I-ON Digital Corp. (“the Company”) was incorporated on July 5, 1999 and is engaged in developing and supplying computerized system. The corporate headquarters is located at 15 Teheran-ro 10-gil Gangnam-gu Seoul, South Korea.  The Company provides enterprise content management services to customers primarily in Korea, Japan and Indonesia, by developing industry-leading products such as ICS (web content management system), iDrive (e-document management system), LAMS (load aggregator’s management system), e.Form (mobile contract system), IDAS (digital asset management system) and ICE (content delivery system).

I-ON, Ltd is the Japanese subsidiary of the Company incorporated in 2002. The Company has 99.5% ownership of I-ON, Ltd.   PT ION-soft is the Indonesian affiliate of the Company incorporated in October 2011 (20% of ownership.) The Company changed the ownership of PT I-ON-soft into 0.9% due to the capital increase of the major shareholder on August 1, 2019.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As a result, actual results could materially differ from these estimates.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Foreign Currency Transaction and Translation

The Company’s principal country of operations is Korea.  The financial position and results of operations of the Company are determined using the local currency, Korean Won (“KRW”), as the functional currency.

•
I-ON, Ltd (Japanese subsidiary) – The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, are initially recorded using its local currency, Japanese Yen (“JPY”).  Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. All differences are reflected in profit or loss.

	December 31,	September 30,	Average Nine Months Ended September 30,		Average Three Months Ended September 30,
Currency	2018	2019	2019	2018	2019	2018

Japanese Yen to Korean Won	JPY 10.13	JPY 11.13	JPY 10.66	JPY 9.95	JPY 11.12	JPY 10.07
Korean Won to US Dollar ($)	KRW 1,118.10	KRW 1,201.30	KRW 1,162.18	KRW 1,090.88	KRW 1,193.24	KRW 1,121.59
Source (Seoul Money Brokerage Services)

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

Translation adjustments net of tax were a net loss of $259,523 and net gain of $21,564.00 for the three-months ended September 30, 2019 and 2018, respectively, and a net loss of $476,180 and net loss of $157,736.00 for the nine-months ended September 30, 2019 and 2018, respectively.

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

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

	September 30, 2019	December 31, 2018
Korea
Current assets	$6,588,455	$7,181,043
Non-current assets	2,010,243	1,479,647
Current liabilities	1,942,111	1,403,043
Non-current liabilities	374,528	281,294

Japan
Current assets	$263,787	$144,074
Non-current assets	284	291
Current liabilities	153,023	11,354
Non-current liabilities	-	-

	Nine-months Period Ended September 30,		Three-months Period Ended September 30,
	2019	2018	2019	2018
Korea
Net Sales	$4,614,262	$3,798,399	$1,652,572	$1,688,967

Japan
Net Sales	$669,006	$677,451	$165,775	$185,662

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

Restricted cash represents cash deposits which is restricted by the financial institutions for the loans the financial institutions having with the Company’s chief executive officer. The loans with the financial institutions are amounted to approximately $1,581,620 and $1,699,331 at September 30, 2019 and December 31, 2018, respectively, and expires on various days during 2019, unless extended. The loans, bearing various interest rates, are guaranteed by the Company and the restricted cash deposits of the Company are provided to the financial institutions as collateral.

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

Prepaid expenses and other current assets

The prepaid expenses and other current assets were $1,458,597 and $856,959 at September 30, 2019 and December 31, 2018, respectively, which primarily represents government subsidy deposit provided by the Company. This prepayment is used for future expenditures for revenue generating projects.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development cost for three months ended September 30, 2019 and 2018 was $63,312 and $216,730, respectively, and for the Nine months ended September 30, 2019 and 2018 was $441,906 and $795,185, respectively.

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

The following table summarize the Company’s fair value measurements by level for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Investments	$-	$-	$91,943
Equity purchase put option	-	-	101,770
Fair value, at September 30, 2019	$-	$-	$193,713

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

In August 2018, the FASB amended "Fair Value Measurements" to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of significant unobservable inputs used in level 3 measurements. The guidance is effective for the Company with the Company’s quarterly filing for the period ended March 31, 2020 and the Company will make the required disclosure changes in that filing.  Adoption will not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

•	Retirement Plans

In August 2018, the FASB amended "Retirement Plans" to modify the disclosure requirements for defined benefit plans. For the Company, the amendment requires the disclosure of the weighted average interest crediting rate used for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. It removes the requirement to disclose the approximate amount of future benefits covered by insurance contracts. The guidance is effective for the Company with the Company’s annual filing for the year ended December 31, 2020 and the Company will make the required disclosure changes in that filing. Adoption will not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

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

In January 2017, the FASB amended "Goodwill" to simplify the subsequent measurement of goodwill. The amended guidance eliminates Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill of the reporting unit. The new guidance is effective for the Company on January 1, 2020 and is not expected to have an impact on our consolidated results of operations, consolidated financial position, and cash flows.

•	Financial Instruments

In June 2016, the FASB amended "Financial Instruments" to provide financial statement users with more decision-useful information about the expected credit losses on debt instruments and other commitments to extend credit held by a reporting entity at each reporting date. During November 2018 and April 2019, the FASB made amendments to the new standard that clarified guidance on several matters, including accrued interest, recoveries, and various codification improvements. The new standard, as amended, replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates.  The new guidance is effective for us on January 1, 2020, and in the first half of 2019, we established an implementation team and began analyzing the impact on our current policies and procedures to identify potential differences that would result from applying the requirements of the new standard. The implementation team reports findings and progress of the project to management on a frequent basis. Through this process, we have identified appropriate changes to our processes, systems, and controls to support recognition and disclosure under the new standard.  The Company is still evaluating the impact of the new standard on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3:	Long-term Debt

Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018

A note payable to a financial institution bearing interest at 2.81% and 2.75% at September 30, 2019 and December 31, 2018, respectively, and guaranteed by the officer of the Company. The Company was required to make interest-only payments until December 2018, then monthly payments of both principal and interest starting from January 2019.	$395,330	$491,906

Long-term debt	395,330	491,906
Less: current portion	(20,802)	(89,509)
Long-term debt, net of current portion	$374,528	$402,397

The long-term debts contain certain covenants, and the Company was in compliance with the covenants.

NOTE 4:	Line of Credit

The Company has lines of credit with financial institutions for total amount of approximately $3,400,000 that expires in various months in 2020, unless extended. There was no outstanding balance under the credit lines at December 31, 2018. The lines of credit, bearing various interest rates are guaranteed by the officer of the Company.

The Company has an arrangement with its customers and a financial institution, in which the Company’s customers issue electronic invoices with the Company as the recipient. The Company can use these receivables as collaterals for loans up to approximately $5,000,000 and $5,40,000 as of September 30, 2019 and December 31, 2018, respectively. The Company receives its payments due when the customer fully pays the invoices to the financial institution. The interest rates vary depending on the Company’s customers’ credit ratings. The Company has no borrowings outstanding as of September 30, 2019 and December 31, 2018. The maturity date of the arrangement varies on the dates of the original transactions.

NOTE 5:	Short Term Loan Payable

The Company has a short-term loan with a financial institution bearing interest rate of 2.54% expiring July 16, 2020.  The total amount outstanding was approximately $458,000 and $626,000 at September 30, 2019 and December 31, 2018, respectively.  The short-term loan is guaranteed by the officer of the Company.

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

The embedded conversion feature was determined to be a derivative that does not require bifurcation pursuant to ASC 815, but was determined to be a beneficial conversion feature that requires recognition within equity on the commitment date. The beneficial conversion feature is recognized at its intrinsic value on the commitment date, limited to the proceeds allocated to the convertible debt. As such, the Company recorded $89,788 within additional paid-in-capital on the consolidated balance sheet for the beneficial conversion feature identified. The debt discount arising from recognition of the beneficial conversion feature will be amortized as interest expense over the term of the convertible debt. As of September 30, 2019 and December 31, 2018, amortization expense of debt discount related to the beneficial conversion feature was not significant.

In connection with the convertible debt issuance, the Company also issued a detachable common stock warrant on August 13, 2018 that allows Peak One to purchase up to 50,000 shares of common stock at an exercise price of $2.75 per share, subject to adjustments as stated in the warrant agreement.  The common stock warrant expires 5 years from the issuance date. The common stock warrant was determined to meet equity classification pursuant to ASC 480 and ASC 815. As such, the fair value of the common stock warrant is recorded as additional paid-in-capital on the consolidated balance sheet, which was determined to be $89,788, net of issuance costs allocated to the warrant, on the issuance date. The debt discount arising from recognition of the common stock warrant will be amortized as interest expense over the term of the convertible debt. As of September 30, 2019 and December 31, 2018, amortization expense of debt discount related to the common stock warrant was not significant.

The Company has the following convertible debt instruments outstanding:

	September 30, 2019	December 31, 2018

A $200,000 convertible note, issued at 10% discount, five year term, no monthly interest due, maturing August 13, 2021	$-	$200,000

Long-term convertible debt	$-	$200,000
Less: debt discount	-	(175,000)
Long-term convertible debt, net of debt discount	$-	$25,000

On February 19, 2019, the Company redeemed all the outstanding convertible debt at a 30% premium for a total redemption price of $255,000. The redemption was accounted for as an extinguishment of debt.  Accordingly, the beneficial conversion feature recognized in conjunction with the convertible debt was de-recognized. The Company recorded approximately $160,419 of loss on extinguishment of convertible debt, which reported in the consolidated statement of income during 3 month period ending March 31, 2019.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7:	Investments

The Company had the following investments

Investments	Type	Percentage of Ownership	September 30, 2019	December 31, 2018
4Grit	Available for sale	2.50%	$41,625	$44,723
E-channel	Available for sale	0.07%	39,370	42,299
KSFC	Available for sale	0.00%	10,948	11,762
PT IONSOFT	Equity	0.90%	-	3,972
Total investment securities			$91,943	$102,756

Equity Method

The Company applies the equity method for investments in affiliate, which a privately-held company where quoted market prices are not available, in which it has the ability to exercise significant influence over operating and financial policies of the affiliate. Significant influence is generally defined as 20% to 50% ownership in the voting stock of an investee. The  Company changed PT IONSOFT account classification from equity method to cost method 3 month period ending September 30, 2019 since the share of PT IONSOFT has changed from 20% into 0.9% as of August 1, 2019.

Available-for-sale securities

The Company’s investments also include privately-held companies, where quoted market prices are not available, and the cost method, combined with other intrinsic information, is used to assess the fair value of the investment.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s investment securities:

Available-for-sale securities	Percentage of Ownership	September 30, 2019	December 31, 2018
4Grit	2.50%	$41,625	$44,723
E-channel	0.07%	39,370	42,299
KSFC	0.00%	10,948	11,762
Total investment securities		$91,943	$98,784

Note 8.	Equity Purchase Agreement – Put Option Equity Purchase Agreement – Put Option

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

Changes to fair value at the end of each reporting period is recorded as other income or expense in the consolidated statements of income. The following table summarizes the changes in the Level 3 financial instrument related to the derivate asset for the equity put option:

Fair value, at December 31, 2018	$109,343
Issuance of equity purchase put option	-
Change in fair value	(7,573)
Fair value, at September 30, 2019	$101,770

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

NOTE 9:	Commitments and Contingencies

Royalty

On February 15, 2006, the Company agreed to provide the rights to Ashisuto to sell the products in the Japanese market. Per the agreement, the contract period is automatically extended by 5 years up to 20 years.

Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2020. The lease is automatically extended upon agreement of both parties. Rent expense for all operating leases for the three-months ended September 30, 2019 and 2018 was $35,119 and $76,562 respectively, and for the nine-months ended September 30, 2019 and 2018 was $108,417 and $115,503, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three-months Period Ended September 30,		Nine-months Period Ended September 30,
Periods Ended	2019	2018	2019	2018

Net income (loss) before non-controlling interest	$213,333	$199,785	$(1,112,025)	$(1,718,080)
Non-controlling interest	(90)	33	574	586
Net income (loss)	213,243	199,818	(1,111,451)	(1,717,494)

Weighted-average shares of common stock outstanding:
Basic	35,030,339	31,784,293	35,030,339	31,784,293
Dilutive shares	35,030,339	31,784,293	35,030,339	31,784,293

Earnings per share - Basic
Net income (loss) before non-controlling interest	$0.01	$0.01	$(0.03)	$(0.05)
Non-controlling interest	$(0.00)	$(0.00)	$0.00	$(0.00)
Earnings per share to stockholders	$0.01	$0.01	$(0.03)	$(0.05)

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$0.01	$0.01	$(0.03)	$(0.05)
Non-controlling interest	$(0.00)	$(0.00)	$0.00	$(0.00)
Earnings per share to stockholders	$0.01	$0.01	$(0.03)	$(0.05)

No non-vested share awards or non-vested share unit awards were antidilutive for the six months ended September 30, 2019 and 2018.

NOTE 12:	Non-Controlling Interest-Issuance of Preferred Stock by Subsidiary

On April 9, 2019, The Company’s subsidiary, I-ON Co., Ltd. (Korea) issued redeemable convertible preferred stock with proceed of KRW549,997,000 and issued 157,142 shares of preferred stock or at price of KRW3,500 per share. The convertible preferred stock agreement contain provisions as follows:

•	Voting rights – The preferred shareholder may have same voting rights as common stock shareholder (1:1)
•	2% annual dividend
•	Liquidating rights
•	Conversion rights to common stock

o	Call option by preferred shareholder - Preferred stock may be converted to common stock anytime at a fixed conversion price of KRW 3,500
o
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

The Company evaluated all events or transactions that occurred after September 30, 2019 up through the date the unaudited consolidated financial statements were available to be filed. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the nine months ended September 30, 2019.

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

Our unaudited interim consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2018, as filed in our annual report on Form 10-K.

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

Results of Operations

Comparison of results of operations for the three months ended September 30, 2019 as Compared to the three months ended September 30, 2018

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Three Months Ended				Change
	September 30, 2019		September 30, 2018
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$1,818,347	100.0%	$1,874,629	100.0%	$(56,282)	-3.0%
Cost of goods sold	1,071,363	58.9%	1,105,515	59.9%	(34,152)	-3.1%
Gross profit (loss)	746,984	41.1%	769,114	41.0%	(22,130)	-2.9%

Operating expense:
Research and development	63,312	3.5%	216,730	11.6%	(153,418)	-70.8%
General and administrative	534,672	29.4%	440,422	23.5%	94,250	21.4%
Total operating expense	597,984	32.9%	657,152	35.1%	(59,168)	-9.0%

Loss from operations	149,000	8.2%	111,962	6.0%	37,038	33.1%

Other income (expense):
Loss on extinguishment of debt	-	0.0%				n/a
Miscellaneous income, net	4,095	0.2%	114,415	6.1%	(110,320)	-96.4%
Interest expense	-	0.0%				n/a
Total other income (expense), net	4,095	0.2%	114,415	6.1%	(110,320)	-96.4%

Loss before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	153,095	8.4%	226,377	12.1%	(73,282)	-32.4%

Provision for income tax	(53,176)	-2.9%	14,243	0.8%	(67,419)	-473.3%

Net loss before income or loss on equity investments in affiliates and non-controlling interest	206,271	11.3%	212,134	11.3%	(5,863)	-2.8%

Income (Loss) on equity investments	7,062	0.4%	(12,349)	-0.7%	19,411	-157.2%

Net loss before non-controlling interest	213,333	11.7%	199,785	10.7%	13,548	6.8%

Non-controlling interest income (loss)	(90)	0.0%	33	0.0%	123	-372.7%

Net income	$213,243	11.7%	$199,818	10.7%	$13,425	6.7%

Net Sales

Net sales decreased by $56,282 or 3%, to $1,818,347 for the three months ended September 30, 2019 from $1,874,629 for the three months ended September 30, 2018. The change in net sales reflected the following:

- Maintenance revenue was decreased and the foreign exchange rate was negatively affected to the revenue for the three months ended September 30, 2019.

Cost of Goods Sold

Cost of goods sold decreased by $34,152 or 3.1%, to $1,071,363 for the three months ended September 30, 2019 from $1,105,515 for the three months ended September 30, 2018.  The increase was primarily due to using Amazon server in entire department and increase in consultant fee.

Gross Profit (Loss)

Gross profit decreased by $22,130, or 2.9%, to gross profit of $746,984, or 41.1% of net sales, for the three months ended September 30, 2019, from gross profit of $769,114, or 41.1% of net sales, for the three months ended September 30, 2018.

The gross profit decrease was mainly due to the sales decrease for the three months ended September 30, 2019 and 2018.

Research and Development

Research and development expenses decreased by $153,417 or 70.8%, to $63,312 for the three months ended September 30, 2019 from $216,729 for the three months ended September 30, 2018.  The decrease was due to decrease in head count.

General and Administrative

General and administrative expenses increased by $94,250 or 21.4%, to $534,672 for the three months ended September 30, 2019 from $440,422 for the three months ended September 30, 2018.  The change was consistent with previous period.

Other Income (Expense)

Other income (expense) change was not material.

Provision for Income Tax

Change in tax provision was not material.

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $259,523 for the three months ended September 30, 2019 compared to income of $21,564 for the three months ended September 30, 2018.  The change of $281,087 was due to devaluation of Korean Won compared to US dollar in three months ended September 30, 2019 compared to September 30, 2018.  The average exchange rate for the three months ended September 30, 2019 and 2018 was KRW 1,162.18 and KRW 1,090.88, respectively.

Comparison of results of operations for the nine months ended September 30, 2019 as Compared to the nine months ended September 30, 2018

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Nine Months Ended				Change
	September 30, 2019		September 30, 2018
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$5,283,268	100.0%	$4,475,850	100.0%	$807,418	18.0%
Cost of goods sold	4,240,030	80.3%	4,176,647	93.3%	63,383	1.5%
Gross profit (loss)	1,043,238	19.7%	299,203	6.6%	744,035	248.7%

Operating expense:
Research and development	441,906	8.4%	795,185	17.7%	(353,279)	-44.4%
General and administrative	1,540,467	29.2%	1,408,766	31.5%	131,701	9.3%
Total operating expense	1,982,373	37.5%	2,203,951	49.2%	(221,578)	-10.1%

Loss from operations	(939,135)	-17.8%	(1,904,748)	-42.6%	965,613	-50.7%

Other income (expense):
Loss on extinguishment of debt	(160,419)	-3.0%	-	0.0%	(160,419)	n/a
Miscellaneous income, net	43,477	0.8%	257,285	5.7%	(213,808)	-83.1%
Interest expense	(45,147)	-0.9%		0.0%	(45,147)	n/a
Total other income (expense), net	(162,089)	-3.1%	257,285	5.7%	(419,374)	-163.0%

Loss before provision for income taxes, loss on equity investments in affiliates, and
non-controlling interest	(1,101,224)	-20.8%	(1,647,463)	-37.8%	546,239	-33.2%

Provision for income tax	10,801	0.2%	39,570	0.8%	(28,769)	-72.7%

Net loss before income or loss on equity investments in affiliates and non-controlling interest	(1,112,025)	-21.0%	(1,687,033)	-37.7%	575,008	-34.1%

Income (Loss) on equity investments	-	0.0%	(31,047)	-0.6%	31,047	-100.0%

Net loss before non-controlling interest	(1,112,025)	-21.0%	(1,718,080)	-38.4%	606,055	-35.3%

Non-controlling interest income (loss)	574	0.0%	586	0.0%	(12)	-2.0%

Net loss	$(1,111,451)	-21.0%	$(1,717,494)	-38.4%	$606,043	-35.3%

Net Sales

Net sales increased by $807,418 or 18.0%, to $5,283,268 for the nine months ended September 30, 2019 from $4,475,850 for the nine months ended September 30, 2018. The change in net sales reflected the following:

- License customization revenue increased by approximately $3.5M from approximately $200,000 for the nine months ended September 30, 2018 to $3.7M for the nine months ended September 30, 2019 due to the Company shifting and focusing in sales effort in this area and signing up approximately 28 new projects with various customers since September 30, 2018 to September 30, 2019.

- Development revenue decreased by approximately $2.5M from approximately $2.6M for the nine months ended September 30, 2018 to $100,000 for the nine months ended September 30, 2019 due to the Company shifting towards license customization revenue area.

Cost of Goods Sold
Cost of goods sold increased by $64,383 or 1.5%, to $4,240,030 for the nine months ended September 30, 2019 from $4,176.647 for the nine months ended September 30, 2018. The increase was primarily due to using Amazon server in entire department and increase in consultant fee.

Gross Profit (Loss)
Gross profit increased by $744,035, or 248.7%, to gross profit of $1,043,238, or 19.7% of net sales, for the nine months ended September 30, 2019, from gross profit of $299,203, or 6.6% of net sales, for the three months ended September 30, 2018.  The favorable gross profit in the current period was mainly due to increase in sales on profitable revenue of license customization.

Research and Development

Research and development expenses decreased by $353,279 or 44.4%, to $44,906 for the nine months ended September 30, 2019 from $1,408,766 for the nine months ended September 30, 2018. The decrease was due to decrease in head count.

General and Administrative

General and administrative expenses increased by $131,701 or 9.3%, to $1,540,467 for the nine months ended September 30, 2019 from $1,408,766 for the nine months ended September 30, 2018. The slight increase was due to increase in office and administrative expenses in the current period compared to previous period.

Other Income (Expense)
Other income (expense) change was primarily due to loss on extinguishment of debt of $160,419 in the current period and none in the prior same period.

Provision for Income Tax
Change in tax provision was not material.

Liquidity and Capital Resources

At September 30, 2019, the Company had cash and cash equivalents of $498,189. We estimate that we will require up to $3,000,000 of capital for the next twelve months of operations. We estimate that our expenses will be comprised primarily of general expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.

	Nine Months Ended September 30,		Changes
	2019	2018	Amount	%
Net cash used in operating activities	$(908,209)	$(949,900)	$41,691	-4.39%
Net cash used in investing activities	(491,522)	30,116	(521,638)	-1,732.1%
Net cash used in financing activities	79,567	83,038	(3,471)	-4.18%
Effect of foreign currency translation on cash and cash equivalents	(8,606)	(121,868)	113,262	-92.94%
Net decrease in cash and cash equivalents	$(1,328,770)	$(958,614)	$(370,156)	38.61%

Operating Activities. Operating cash flows for the first nine months of fiscal 2019 and 2018 were a negative $908,200 and a negative $949,900, respectively. The less decreased cash flow from operating activities for the first nine months of fiscal 2019 compared to the same period last year primarily reflects reduced net loss and increased fixed asset depreciation.

Investing Activities. Net cash flows of investing activities for the first nine months of fiscal 2019 and 2018 was negative $491,522 and positive $30,116, respectively. Capital expenditures represented most of the cash used in investing activities flows for the first nine months of fiscal 2019. The increase payable in short-term loans represented most of the cash provided by investing activities flows for the first nine months of fiscal 2018.

Financing Activities. Financing cash flows for the first nine months of fiscal 2019 and 2018 were a positive $79,567 and a positive $83,083, respectively. For the first nine months of fiscal 2019, net cash was provided primarily by proceeds from issuance of preferred share. For the first nine months of fiscal 2018, net cash was provided primarily from increased borrowings under short term loan payable and long term loan payable, which was partially offset by treasury stock purchase.

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

Date: November 12, 2019	I-ON DIGITAL CORP.

	By:	/s/ Jae Cheol James Oh
Jae Cheol James Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)