Form 10-K
period 2019-12-31
I-ON Digital Corp.
filed 2020-03-24
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-549995

I-ON DIGITAL CORP.

(Exact name of registrant as specified in its charter)
(formerly known as I-ON Digital Corp.)

Delaware	46-3031328
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15, Teheran-ro 10-gil, Gangnam-gu, Seoul, Korea	06234
(Address of Principal Executive Offices)	(Zip Code)

+82-2-3430-1200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	OTC Markets LLC

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
Yes ☐ No ☒

As of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7.3 million based on the closing sales price of $0.35 on the OTC Markets. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of December 31, 2019, there were approximately 35,030,339 shares of the registrant’s common stock outstanding.

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

Organization and Corporate History

I-ON Digital Corp. (formerly known as I-ON Digital Corp.) was incorporated under the laws of the State of Delaware on June 18, 2013 as ALPINE 3 Inc. Alpine 3 Inc. was set up to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. ALPINE 3 did not undertake any effort to cause a market to develop in its securities, either debt or equity, before it successfully concluded a business combination. On April 4, 2014, The Michael J. Rapport Trust (the “Trust”) purchased 10,000,000 shares of common stock which was all of the outstanding shares of Alpine 3, Inc., and subsequently changed the name to Evans Brewing Company Inc. (“EBC”) on May 29, 2014. On October 9, 2014 the Trust agreed to the cancellation of 9,600,000 of the shares of common stock that it had acquired and retained 400,000 shares of common stock.

On October 15, 2014, Bayhawk and EBC entered into an Asset Purchase and Share Exchange Agreement (the “Agreement”), subject to receiving approval of the independent Bayhawk shareholders who voted on the transaction. On September 17, 2015, the independent Bayhawk shareholders approved the agreement and Bayhawk sold to EBC and EBC purchased from Bayhawk assets of Bayhawk, including but not limited to the assets relating to the Bayhawk Ales label and the Evans Brands (collectively, the “Transferred Assets”). Bayhawk retained ownership of 100% of the stock in Evans Brewing Corp. (CA) (“Evans Brewing California”) which has the brewers license at City Brewery in Lacrosse, WI. Based on the affirmative vote by the independent Bayhawk shareholders to approve the Asset Purchase transaction, EBC proceeded with the share exchange and tender offer to the Bayhawk shareholders, pursuant to which EBC offered to exchange shares of EBC common stock for shares of Bayhawk common stock, on a one-for-one basis (the “Exchange Offer”). At the close of the share exchange on December 2, 2015, 4,033,863 Bayhawk shares were accepted and exchanged for 4,033,863 shares of EBC common stock.

On January 25, 2018, Evans Brewing Company, Inc. consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with I-ON Digital Corp.., a company organized under the laws of the Republic of Korea (South Korea) (“I-ON”) and I-ON Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition”). Pursuant to the terms of the Merger Agreement, Acquisition merged with and into I-ON in a statutory reverse triangular merger (the “Merger”) with I-ON surviving as a wholly-owned subsidiary of the Registrant.  As consideration for the Merger, the Registrant agreed to issue the shareholders of I-ON (the “I-ON Holders”) an aggregate of 26,000,000 shares of our Common Stock, in accordance with their pro rata ownership of I-ON capital stock.  Following the Merger, the Registrant adopted the business plan of I-ON in information technology consultancy and software development.  On December 14, 2017, in connection with the Merger, the Company’s Board of Directors approved an amendment to its Certificate of Incorporation (the “Amendment”) to change its name to I-ON Digital Corp.

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

On March 21, 2019, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company to I-ON Digital Corp. The Company filed a Certificate of Amendment to effectuate the name change on or about April 2, 2019

ITEM I: BUSINESS

Evans Brewing Company

Until the date of the Merger, I-ON Digital Corp., formerly known as I-ON Digital Corp. and Evans Brewing Company Inc. (“EBC”) was a craft brewery based on Orange County, California that produces and sells premium craft beers, including a variety of ales and lagers. EBC’s beers are currently produced in its 17-barrel brewery in Irvine, California, the oldest continuously operating brewing facility in Orange County and one of the oldest in all of Southern California. This facility has been producing craft beers since January 1995. The brewery is located in a leased building in the McCormick & Schmick’s Seafood Restaurant.

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

I-ON has invested and continues to spend substantial revenue on research and development.  The Company has over 120 employees as of December 31, 2019, approximately 95% of whom are considered full-time.  Research and development typically comprises of approximately 80 junior, mid to senior level engineers and developers, most of whom are based at the Company’ headquarters located at 15 Teheran-ro 10-gil, Gangnam-gu, Seoul, South Korea, 06234.

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

Near-term, I-ON intends to do the following to drive organic growth:

•	Continue to leverage knowledge and experience into new or enhanced solutions and products

•	Continue to deploy secure pilot environments for prospective customers to evaluate and envision additional uses for customized application development

•	Continue to procure contracts directly, via strategic partnerships and increasing sales personnel

•	Recruit seasoned executives as well as younger talent to utilize unique training model that addresses resource shortages

•	Incubate and build-out focused profitable technology practices

•	Continue to participate in multi-lateral joint research and development projects in concert with its partners across many different countries

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

CUSTOMERS

Because organizations in virtually every sector of the economy perform or need the functions I-ON supports, the Company has successfully deployed its software solutions to over 1,000 blue-chip and middle-market enterprises across virtually all industries and verticals in both the private and public sectors.  Such industries include but are not limited to financial services, banking, informational technology services, teleDigital, internet, automotive, healthcare, publishing, media, education, energy, logistics, retail, consumer and business services, as well as government institutions. Over 400 enterprise clients in South Korea, 500 in Japan, and 100 across Southeast Asia and globally currently utilize I-ON products, solutions and professional services capabilities.

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

Below highlights I-ON’s top 10 clients as percentage of total revenue (Fiscal Years 2016-2019):

2016		2017		2018		2019
JoongAng Ilbo	7.0%	JoongAng Ilbo	8.6%	KEPCO	10.1%	SBDC	10.8%
K.K I-ON	5.0%	KBS	6.7%	K.K. I-ON	7.7%	Kyowon Creative	8.8%
Samsung Electro	5.0%	Hyundai Auto	6.3%	Samsung Electro	6.5%	Finger	8.1%
GlobalTelecom	4.0%	Samsung Electro	6.0%	SBDC	6.5%	Amore Pacific	7.0%
Hyunday Auto	4.0%	KTDS	5.7%	Finger	6.3%	K.K I-ON	6.0%
Kolonbenit	4.0%	K.K. I-ON	5.5%	Mnwise	5.9%	SG Tech	5.9%
KEPCO	3.0%	Jeju Tourism	4.8%	K.K. Ashisuto	4.7%	Samsung SDS	5.3%
Ssangyong	3.0%	KLPGA	4.2%	Shinhan Card	4.7%	Seoul School Safety Mutual Aid Association	5.3%
K.K. Ashisuto	3.0%	YTN	4.0%	Samsung SDS	4.1%	Penta Breed	3.2%
Korea Comm.	3.0%	CJ Digital Music	3.9%	Jeju Tourism	3.9%	SBS	3.0%
	41.0%		55.7%		60.4%		63.4%

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

MANAGEMENT AND EMPLOYEES

As of December 31, 2019, I-ON has 120 full time and 1 part time employees.  We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

PROPERTIES

The Company does not own any physical location.  I-ON currently leases its corporate headquarters and other offices in Seoul, South Korea which expires on December 31, 2020.  I-ON’s lease for its Tokyo, Japan office expires on September 30, 2020. We believe that our current offices are sufficient in size for current and future operations.

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

Website

Our website address is www.i-on.net.

Our Information

Our principal executive offices are located at 15, Teheran-ro 10-gil, Gangnam-gu, Seoul, Korea 06234 and our telephone number is 82-2-3430-1200. We can be contacted by email at intlbiz@i-on.net.

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

Risks Related to Pandemics

The recent COVID-19 coronavirus pandemic may adversely affect our business, results of operations, financial condition, liquidity, and cash flow.

While the impact on our business from the recent outbreak of the COVID-19 coronavirus is unknown at this time and difficult to predict, various aspects of our business could be adversely affected by it.

As of the date of this Annual Report, COVID-19 coronavirus has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government and has resulted in several states being designated disaster zones. COVID-19 coronavirus caused significant volatility in global markets, including the market price of our securities. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted, and additional cities are considering, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel, and require non-essential businesses and organizations to close.

It is unclear how such restrictions, which will contribute to a general slowdown in the global economy, will affect our business, results of operations, financial condition and our future strategic plans.

Recent shelter-in-place and essential-only travel regulations have negatively impacted many of our customers. In addition, while our digesters are manufactured in the United States, we still could experience significant supply chain disruptions due to interruptions in operations at any or all of our suppliers’ facilities. If we experience significant delays in receiving our products we will experience delays in fulfilling orders and ultimately receiving payment, which could result in loss of sales and a loss of customers, and adversely impact our financial condition and results of operations.

In addition, our headquarters are located in Seoul, South Korea which was also recently subject of large COVID-19 outbreak requiring its government to enact travel and work restrictions.  While these restrictions were lessened as of the date of this Annual Report, it is unclear at this time how these restrictions will affect our operations and revenues.

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

Our information technologies and systems are vulnerable to damage or interruption from various causes, including acts of God and other natural disasters, war and acts of terrorism and power losses, computer systems failures, internet and teleDigital or data network failures, operator error, losses of and corruption of data and similar events. Data regarding our business and our customers’ insurance claims and encounters resides on computer hardware located domestically and abroad. Although we conduct business continuity planning to protect against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at our data centers, the situations we plan for and the amount of insurance coverage we maintain may not be adequate in any particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers. Any of these events could impair or prohibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely impact our financial condition and results of operations.

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

We depend on key information systems to accurately and efficiently transact our business. These systems and services are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment or teleDigital failures, processing errors, computer viruses, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, all of which could negatively affect our business and financial performance.

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

Risks Related to Securities Markets and Investments in Our Securities

General securities market uncertainties resulting from the COVID-19 pandemic.

 Since the outset of the pandemic the US and worldwide national securities markets have undergone unprecedented stress due to the uncertainties of the pandemic and the resulting reactions and outcomes of government, business and the general population. These uncertainties have resulted in declines in all market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. As a result, until the pandemic has stabilized, the markets may not be available to the Company for purposes of raising required capital.  Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and scope of our operations.

Our executive officers and certain stockholders possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our current executive officers, directors and largest stockholders of the Company, hold approximately 37% of the voting power of the outstanding shares as of December 31, 2019. These officers, directors and certain stockholders have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions.  The interests of our executive officers and certain shareholders may give rise to a conflict of interest with the Company and the Company’s stockholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	the concentration of the ownership of our shares by a limited number of affiliated stockholders may limit interest in our securities;
●	limited “public float” with a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
●	additions or departures of key personnel;
●	loss of a strategic relationship;
●	variations in operating results from the expectations of securities analysts or investors;
●	announcements of new products or services by us or our competitors;
●	reductions in the market share of our products;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	investor perception of our industry or prospects;
●	insider selling or buying;
●	investors entering into short sale contracts;
●	regulatory developments affecting our industry; and
●	changes in our industry;
●	competitive pricing pressures;
●	our ability to obtain working capital financing;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	revisions in securities analysts’ estimates or reductions in security analysts’ coverage; and
●	economic and other external factors.

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

ITEM 1B: UNRESOLVED COMMENTS.

None.

ITEM 2: PROPERTIES.

We do not own any physical location.  I-ON currently leases its corporate headquarters and other offices in Seoul, South Korea which expires on December 31, 2020.  I-ON’s lease for its Tokyo, Japan office expires on September 30, 2020. We believe that our current offices are sufficient in size for current and future operations.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information

Our common stock first became quoted on the OTC Markets under the trading symbol “EVBW” on March 27, 2014. On February 24, 2016, our common stock began trading under the name Evans Brewing Company, Inc. and under the trading symbol “ALES”. On April 21, 2016, the common stock was uplisted to the OTCQB Venture Marketplace and on August 2, 2018 our trading symbol was changed to IONI. Over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  The following table lists the high and low sale information for our common stock as quoted on the OTC Markets for the fiscal years ended 2019 and 2018:

	Price Range
Quarter Ended	High ($)	Low ($)
December 31, 2019	$0.11	0.06
September 30, 2019	$0.14	0.05
June 30, 2019	$0.35	0.08
March 31, 2019	$0.60	0.06
December 31, 2018	$0.42	0.40
September 30, 2018	$2.00	1.30
June 30, 2018	$2.55	2.55
March 31, 2018	$2.23	2.35

The above quotations from the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b)  Holders

The number of record holders of our common stock as of December 31, 2019, was approximately 70 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

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

Anti-Takeover Effects of Provisions of Delaware State Law

We may be or in the future we may become subject to Delaware’s control share law.  We are subject to Section 203 of the Delaware General Corporation Law.  This provision generally prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date the stockholder became an interested stockholder, unless:

●         prior to such date, the Board of Directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;
●         upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding those shares owned by persons who are directors and also officers and by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or
●        on or subsequent to such date, the business combination is approved by the Board of Directors and authorized at an annual meeting or special meeting of stockholders and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock that is not owned by the interested stockholder.

Section 203 defines a business combination to include:

●         any merger or consolidation involving the corporation and the interested stockholder;
●         any sale, transfer, pledge or other disposition of 10% or more of the assets of the corporation involving the interested stockholder;
●         subject to certain exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder;
●         any transaction involving the corporation that has the effect of increasing the proportionate share of the stock of any class or series of the corporation beneficially owned by the interested stockholder; or
●         the receipt by the interested stockholder of the benefit of any loans, advances, guarantees, pledges or other financial benefits provided by or through the corporation.

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

Anti-Takeover Charter Provisions

Our Certificate of Incorporation and Bylaws contain provisions that could have the effect of discouraging potential acquisition proposals or tender offers or delaying or preventing a change in control of our company, including changes a stockholder might consider favorable. In particular, our Certificate of Incorporation and Bylaws, as applicable, among other things, will:

●         provide our Board of Directors with the ability to alter our Bylaws without stockholder approval;

●         provide for an advance notice procedure with regard to the nomination of candidates for election as directors and with regard to business to be brought before a meeting of stockholders; and

●         provide that vacancies on our Board of Directors may be filled by a majority of directors in office, although less than a quorum.

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

Pursuant to the Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with I-ON Acquisition Corp., a wholly-owned subsidiary of the Registrant, and I-ON Digital, Corp.., a company organized under the laws of the Republic of Korea (South Korea) (“I-ON”) the Company issued the shareholders of I-ON (the “I-ON Holders”) an aggregate of 26,000,000 shares of our Common Stock (the “Merger Shares”) in accordance with the pro rata ownership of the I-ON Holders immediately prior to the Merger.

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

On January 25, 2018, the Company consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with I-ON Digital Corp.., a company organized under the laws of the Republic of Korea (South Korea) (“I-ON”) and I-ON Acquisition Corp., a wholly-owned subsidiary of the Registrant (“Acquisition”). Pursuant to the terms of the Merger Agreement, Acquisition merged with and into I-ON in a statutory reverse triangular merger (the “Merger”) with I-ON surviving as a wholly-owned subsidiary of the Registrant.  As consideration for the Merger, the Registrant agreed to issue the shareholders of I-ON (the “I-ON Holders”) an aggregate of 26,000,000 shares of our Common Stock.  Following the Merger, the Registrant adopted the business plan of I-ON in information technology consultancy and software development.  On December 14, 2017, in connection with the Merger, the Registrant’s Board of Directors approved an amendment to its Certificate of Incorporation (the “Amendment”) to change its name to I-ON Digital Corp. On April 2, 2019, the Company amended its Certificate of Incorporation to change the name of the Company to “I-ON Digital Corp.”

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

ON currently holds 6 international patents for both products and methodologies (with 3 more pending) built into the 11 product offerings the Company currently has at market.  These encompass enterprise web content management (CMS), web experience and service delivery software, digital marketing, smart mobility and analytics tools, and, more recently, energy management solutions.  The Company has designed and developed industry-leading technologies that are compliant with global standards including GS (Good Software) and NET (New Excellent Technology).  I-ON also holds numerous domestic and global industry awards, earning high rankings and recognition from the likes of Gartner (Magic Quadrant 2014) and Red Herring (2014 Asia Top 100 Winner), among many others.

Basis of Presentation

The financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Summary of Significant Accounting Policies

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Results of Operations for the year ended December 31, 2019 as Compared to the year ended December 31, 2018

	Year Ended				Change
	December 31, 2019		December 31, 2018
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$7,954,015	100.0%	$7,091,647	100.0%	$862,368		12.2%
Cost of goods sold	5,519,931	69.4%	5,259,399	74.2%	260,532		5.0%
Gross profit (loss)	2,434,084	30.6%	1,832,248	25.8%	601,836		32.8%

Operating expense:
Research and development	838,237	10.5%	329,366	4.6%	508,871		154.5%
General and administrative	1,871,818	23.5%	1,934,899	27.3%	(63,081)		-3.3%
Total operating expense	2,710,055	34.1%	2,264,265	31.9%	445,790		19.7%

Loss from operations	(275,971)	-3.5%	(432,017)	-6.1%	156,046		-36.1%

Other income (expense):
Loss on extinguishment of debt	(216,208)	-2.7%	-	0.0%	(216,208)		n/a
Interest income	52,104	0.7%	49,990	0.7%	2,114		4.2%
Foreign currency transaction gain	14,966	0.2%	10,503	0.1%	4,463		42.5%
Government subsidized income	6,391	0.1%	33,256	0.5%	(26,865)		-80.8%
Miscellaneous income, net	35,308	0.4%	53,457	0.8%	(18,149)		-34.0%
Interest expense	(45,262)	-0.6%	(22,763)	-0.3%	(22,499)		98.8%
Total other income (expense), net	(155,480)	-2.0%	124,443	1.8%	(279,923)		-224.9%

Income (Loss) before income or loss on equity investments in affiliates, and non-controlling interest	(431,451)	-5.4%	(307,574)	-4.3%	(123,877)		40.3%

Provision for income tax	276,015	3.5%	(423,093)	-6.0%	699,108		-165.2%

Net income (loss) before income or loss on equity investments in affiliates and non-controlling interest	(707,466)	-8.9%	115,519	1.6%	(822,985)		-712.4%

Income (Loss) on equity investments	-	0.0%	(33,515)	-0.5%	33,515		n/a

Net loss before non-controlling interest	(707,466)	-8.9%	82,004	1.2%	(789,470)		-962.7%

Non-controlling interest income (loss)	4,982	0.1%	167	0.0%	4,815		2,883.2%

Net income (loss)	$(712,448)	-9.0%	$81,837	1.2%	$(794,285)		-970.6%

Net Sales

Net sales increased by $862,368 or 12.2%, to $7,954,015 for the year ended December 31, 2019 from $7,091,647 for the year ended December 31, 2018. The net increase in net sales was primarily due the following:

●
Revenue from customization increased by $1,085,657 or 31.8%, to $4,499,346 for the year ended December 31, 2019 from $3,413,689 for the year ended December 31, 2018.  The increase was due to increase in amount of customer contract revenue which was $6,980,876 for year ended December 31, 2019 compared to $5,837,167 for the year ended December 31, 2018.

●
Revenue from maintenance increased by $277,530 or 23.4%, to $1,463,461 for the year ended December 31, 2019 from $1,185,931 for the year ended December 31, 2018.  The increase was due to increase in number of customers to 65 in 2019 from 61 in 2018.

●
Revenue from installation decreased by $597,355 or -43.0%, to $790,963 for the year ended December 31, 2019 from $1,388,318 for the year ended December 31, 2018.  The decrease was due to decrease in number of customers to 9 in 2019 from 13 in 2018.

Cost of Goods Sold

Cost of goods sold increased by $260,532 or 5.0%, to $5,519,931 for the year ended December 31, 2019 from $5,259,399 for the year ended December 31, 2018.  The increase was primarily due to increase in outside services (outsourced developers) due to increase in revenue.

Gross Profit (Loss)

Gross profit increased by $601,836, or 32.8%, to gross profit of $2,434,084, or 30.6% of net sales, for the year ended December 31, 2019, from gross profit of $1,832,248, or 25.8% of net sales, for the year ended December 31, 2018.  The gross profit increase was mainly due to increase in sales of 12.2% in year 2019 compared to year 2018.  While outside services (outsourced developers) costs increased in year 2019 compared to year 2018, salaries maintained same in year 2019 compared to year 2018, which resulted in higher gross margin.

Research and Development

Research and development expenses increased by $508,871 or 154.5%, to $838,237 for the year ended December 31, 2019 from $329,366 for the year ended December 31, 2018.  The increase was due to increase in head count.

General and Administrative

General and administrative expenses decreased by $63,081 or -3.3%, to $1,871,818 for the year ended December 31, 2019 from $1,934,899 for the year ended December 31, 2018, maintaining same expenses as prior year.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2019, was ($155,480) compared to $124,443 for the year ended December 31, 2018. The change was primarily a result of loss on extinguishment of convertible debt. Income (loss) before provision for income taxes, loss on equity investments in affiliates and non-controlling interest for the year ended December 31, 2019 was ($431,451) compared to ($307,574) for the same period in 2018.

Provision for Income Tax

Change in tax provision increased by $699,108 or -165.2%, to $276,015 for the year ended December 31, 2019 from tax benefit of $423,093 for the year ended December 31, 2018.

Net Income (Loss)

Net income (loss) from operations for the year ended December 31, 2019, was ($712,448) compared to $81,837, for the year ended December 31, 2018. Our increase in net income from operations can primarily be attributed to an increase in our benefit from income tax, which was $276,015 for the year ended December 31, 2019, as compared to a provision for income tax of $423,093 for the year ended December 31, 2018, and an increase in our total other expense, which was $155,480 for the year ended December 31, 2019, as compared to total other income of $124,443 for the year ended December 31, 2018.

Liquidity and Capital Resources

At December 31, 2019, the Company had cash and cash equivalents of $1,337,741. We estimate that we will require up to $3,000,000 of capital for the next year of operations. We estimate that our expenses will be comprised primarily of general expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.

	Year Ended December 31,		Changes
	2019	2018	Amount	%
Net cash provided in operating activities	$134,444	$146,880	$(12,436)	-8.5%
Net cash used in investing activities	(462,131)	(162,680)	(299,451)	184.1%
Net cash provided in financing activities	57,296	353,923	(296,627)	-83.8%
Effect of foreign currency translation on cash and cash equivalents	(159,366)	(165,063)	5,697	-3.5%
Net decrease in cash and cash equivalents	$(429,757)	$173,060	$(602,817)	-348.3%

Operating Activities. Operating cash flows for the fiscal 2019 and 2018 were a positive $134,444 and a positive $146,880, respectively. The less increased cash flow from operating activities for the fiscal 2019 compared to the same period last year primarily reflects increased net loss.

Investing Activities. Net cash flows of investing activities for the fiscal 2019 and 2018 was negative $462,131 and a negative $162,680, respectively. Capital expenditures represented most of the cash used in investing activities flows for the fiscal 2019. The increase payable in short-term loans represented most of the cash provided by investing activities flows for fiscal 2018.

Financing Activities. Financing cash flows for the fiscal 2019 and 2018 were a positive $57,296 and a positive $353,923, respectively. For the fiscal 2019, net cash was provided primarily by proceeds from issuance of preferred share. For the fiscal 2018, net cash was provided primarily from increased borrowings under short term loan payable and long term loan payable, which was partially offset by treasury stock purchase.

Off Balance Sheet Arrangements

As of December 31, 2019, there were no off balance sheet arrangements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company had no audit committee. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Jae Cheol Oh	50	Chairman, Chief Executive Officer, Chief Financial Officer

Hong Rae Kim	49	Executive Director

Jae Ho Cho	45	Director

Eugene Hong	62	Director

Jean Koh	59	Director

Charlie Baik	50	Director

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

Jae Ho Cho, Director

Jae Ho Cho joined I-ON Digital in February 2003 and serves as head of the Service Delivery Platform Business department. He has been a director of the Company since the Merger. During his time with I-ON he has participated in the development of many of I-ONs core products.  He holds a M.S. from Cheng Ju Graduate School.  We believe Mr. Cho’s depth of experience in information technology consultancy and software development qualifies him to serve on our board of directors.

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

Mr. Eugene Hong, Independent Director

Mr. Hong’s career at Samsung, most recently as Executive Vice President of Samsung Venture Investment Co, Ltd., spans over 25 years.  Between 1992 and 1998, he served as a Director in the production, planning and strategy divisions for both Samsung Motors Corp.. and Samsung Techwin Corp..  In 1999, Mr. Hong transitioned to the Samsung Venture team initially as a Director, rising to Vice President, Senior Vice President and eventually to his current role as Executive Vice President, focusing primarily on managing technology and industrial related investments.  Since 2013, Mr. Hong has originated, spearheaded and overseen over twenty investments across multiple high growth sectors including, among others, enterprise software, network security solutions, AI, optical equipment/OLED laser, autonomous driving, block chain, mobile and battery technologies.  Mr. Hong received his B.S. from Korea University in 1984, M.S. from Texas Tech University in 1986 and PhD from Arizona State University in 1991. Mr Hong has served as a director since August 10 2018.

Dr. Jean Koh, Independent Director

Dr. Jean Koh has served as a director since August 10, 2018 and has over 25 years of technology and senior executive experience with publicly and privately held companies within the multimedia and mobile content technology verticals. Dr. Koh is currently serving as the Chairman of the Korea Mobile Internet Business Association (MOIBA), an association with well over 500 mobile internet companies and industry executives.  In 1994, Dr. Koh founded Baro Vision - now KOSDAQ-listed Galaxia Digital - a leading domestic developer of proprietary video compression technology, which has since transformed itself into one of South Korea´s leading providers of comprehensive e-payment solutions.  Dr. Koh received his PhD. in Computer Science from Syracuse University and currently serves as a key member on the ‘Presidential Committee of the Fourth Industrial Revolution’ under the Moon Jae-In Administration.

Mr. Charlie Baik, Independent Director

Mr. Charlie Seung Taik Baik has served as a director since August 10, 2018 and currently serves as the Chief Operating Officer and Chief Compliance Officer of EZER, Inc., a leading multi-purpose engineering firm that addresses the needs of the utility, sustainable energy and industrial sectors.  Since August 2006, Mr. Baik has also served as EZER, Inc.´s Chief Marketing Officer.  Previously, Mr. Baik held the positions of Senior Executive Vice President and Chief Marketing Officer of NASDAQ-listed Gravity Corp., a leading PC and mobile game publisher with numerous titles under its belt and the maker of the world famous ‘Ragnarok Online’, a massive multiplayer online role-playing game.  Mr. Baik also served as the Chief Operating Officer of Gravity Corp.. from August 2006 to June 2008 and as the Chief Executive Officer of NEOCYON, Inc. since 2000.

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

Item 11. Executive Compensation

The following tables lists the compensation of the Company’s principal executive officers and board members for the years ended December 31, 2019 and 2018.  The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Comp. ($)	Total ($)

Jae Cheol Oh, Chairman, Chief Executive Officer, Chief Financial Officer (5)	2019 2018	$ $	86,086 88,344	- -	$ $	- -	- -	- -	- -	- -	$ $	86,086 88,344

Hong Rae Kim, Director (5)	2019 2018	$ $	76,092 17,414	- -	$ $	- -	- -	- -	- -	- -	$ $	76,092 17,414

Jae Ho Cho, Director (5)	2019 2018	$ $	89,992 86,795	- -	$ $	- -	- -	- -	- -	- -	$ $	89,992 86,795

Eugene Hong, Director (6)	2019 2018	$ $	- -	- -	$ $	- -	- -	- -	- -	- -	$ $	- -

Jean Koh, Director (6)	2019 2018	$ $	- -	- -	$ $	- -	- -	- -	- -	- -	$ $	- -

Charlie Baik, Director (6)	2019 2018	$ $	5,147 5,453	- -	$ $	- -	- -	- -	- -	- -	$ $	5,147 5,453

(5)	Appointed January 25, 2018.
(6)	Appointed August 10, 2018.

Compensation of Directors

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through to date.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during periods ending December 31, 2019 and December 31, 2018 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation Arrangements with Executive Management

There were no compensation contracts for any of the executives of the Company at the end of December 31, 2019.

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

Shareholder (1)	Beneficial Ownership	Percent of Class (2)
Jae Cheol Oh	12,898,600	36.9%
Hong Rae Kim	915,200	2.6%
Jae Ho Cho	0	0%
Eugene Hong	0	0%
Jean Koh	0	0%
Charlie Baik	0	0%
Officers and Directors as a Group (3 persons)	12,898,600	36.9%

(1) The address for all officers, directors and beneficial owners is 15, Teheran-ro 10-gil, Gangnam-gu, Seoul, Korea.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company receives loan guarantees from the chief executive officer with regards to its long-term borrowing, and the Company’s restricted cash provided as collateral to the Company’s chief executive officer’s loans.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, in connection with the audit of our financial statements for the years ended December 31, 2019 and 2018, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended December 31, 2019(1) ($)	Year Ended December 31, 2018(2) ($)
Audit fees	$75,000	$66,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$75,000	$66,000

(1)	Performed by Benjamin & Ko

(2)	Performed by Benjamin & Young, LLP

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2019.

PART IV

ITEM 15. EXHIBITS

Number	Description
2.1
Agreement of Merger and Plan of Reorganization among Evans Brewing Company, Inc., I-ON Digital Corp.., I-ON Acquisition Corp. and I-on Digital, Ltd. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 26, 2017, and incorporated herein by reference)

2.2
Spin-Off Agreement among Evans Brewing Company, Inc., Michael J. Rapport Trust, Evans Brewing Company, Inc. and EBC Public House, Inc. (previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2018, and incorporated herein by reference)

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

14.1	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed on September 27, 2017, and incorporated herein by reference)

21.1	List of Subsidiaries*

23.1	Consent of Benjamin & Young, LLP

31.1	Certification of Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended*

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

Dated: March 24, 2020

I-ON DIGITAL CORP.

By:	/s/ Jae Cheol Oh
	Name:	Jae Cheol Oh
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 24, 2020
/s/ Jae Cheol Oh
Name: Jae Cheol Oh
Title: Chairman, Chief Executive Officer and Chief Financial officer
(Principal Executive, Financial and Accounting Officer)

March 24, 2020	/s/ Hong Rae Kim
Name: Hong Rae Kim
Title: Executive Director

March 24, 2020	/s/ Jae Ho Cho
Name: Jae Ho Cho
Title: Director

March 24, 2020	/s/ Eugene Hong
Name: Eugene Hong
Title: Director

March 24, 2020	/s/ Jean Koh
Name: Jean Koh
Title: Director

March 24, 2020	/s/ Charlie Baik
Name: Charlie Baik
Title: Director

I-ON Digital Corp.
And Subsidiary

I-ON Digital Corp. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Of I-ON Digital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of I-ON Digital Corp. and subsidiaries (the “Company”) as of December 31, 2019 and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Santa Ana, California
March 24, 2020
Serving as the Company’s auditor since 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Of I-On Digital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of I-On Digital Corp. and subsidiaries (the “Company”) as of December 31, 2018 and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Anaheim, California
April 16, 2019
Serving as the Company’s auditor since 2017

I-ON Digital Corp., and Subsidiary
Consolidated Balance Sheets

December 31,	2019	2018

ASSETS

Current assets:
Cash and cash equivalents	$1,337,741	$1,709,210
Restricted cash	1,641,043	1,699,331
Short-term financial instruments	716,013	741,417
Short-term loans	197,741	25,000
Accounts receivables, net of allowance for doubtful accounts $674,129 and $725,389, respectively	2,875,384	2,692,933
Deferred tax assets	232,766	65,947
Prepaid expenses and other current assets	1,055,553	856,959
Total current assets	8,056,241	7,790,797

Non-current assets:
Investments	105,437	102,756
Property and equipment, net	203,754	163,995
Intangible assets, net	192,868	136,432
Deposits	354,300	358,028
Derivate asset	105,594	109,343
Deferred tax assets	774,307	1,211,621
Total non-current assets	1,736,260	2,082,175

Total Assets	$9,792,501	$9,872,972

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$48,802	$375,318
Accrued expenses and other	1,705,485	790,676
Value added tax payable	107,717	108,534
Income tax payable	8,179	20,353
Short-term loan	475,039	626,062
Current portion of long term debt	194,300	89,509
Total current liabilities	2,539,522	2,010,452
Convertible debt, net of debt discount of $0 and $175,000, respectively	-	25,000
Long term debt, net of current portion	194,300	402,397

Total liabilities	2,733,822	2,437,849

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; authorized 100,000,000 shares; 35,030,339 and 35,030,339 shares issued and outstanding at December 31, 2019 and 2018, respectively	3,603	3,603
Treasury stock	(709,478)	(709,478)
Additional paid-in-capital	3,646,740	3,582,987
Accumulated other comprehensive loss	(259,960)	(52,193)
Accumulated retained earnings	3,897,337	4,609,785
Total company stockholders’ equity	6,578,242	7,434,704
Preferred stock (I-ON Korea) - $.4380 par value; authorized 2,000,000 shares; 157,142 and 0 shares issued and outstanding at December 31, 2019 and 2018, respectively	475,036	-
Non-controlling interests	5,401	419
Total stockholders’ equity	7,058,679	7,435,123

Total Liabilities and Stockholders’ Equity	$9,792,501	$9,872,972

See accompanying notes to consolidated financial statements.

I-ON Digital Corp., and Subsidiary
Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
	2019	2018

Net sales	$7,954,015	$7,091,647
Cost of goods sold	5,519,931	5,259,399
Gross profit	2,434,084	1,832,248

Operating expenses:
Research and development	838,237	329,366
General and administrative	1,871,818	1,934,899
Total operating expense	2,710,055	2,264,265

Income (loss) from operations	(275,971)	(432,017)

Other income (expense):
Interest income	52,104	49,990
Loss on extinguishment of convertible debt	(216,208)	-
Foreign currency transaction gain (loss)	14,966	10,503
Government subsidized income	6,391	33,256
Miscellaneous income (expense), net	35,308	53,457
Interest expense	(48,041)	(22,763)
Total other income (expense), net	(155,480)	124,443

Income (loss) before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	(431,451)	(307,574)

Provision for (benefit from) income tax	276,015	(423,093)

Net income before income or loss on equity investments in affiliates and non-controlling interest	(707,466)	115,519

Loss on equity investments in affiliates	-	(33,515)

Net income before non-controlling interest	(707,466)	82,004

Non-controlling interest income	4,982	167

Net income	$(712,448)	$81,837

Comprehensive income statement:
Net income (loss)	$(712,448)	$81,837
Foreign currency translation	(207,767)	(326,661)
Total Comprehensive income (loss)	$(920,215)	$(244,824)

Earnings per share – Basic and diluted
Net income (loss) before non-controlling interest	$(0.02)	$0.00
Non-controlling interest	0.00	0.00
Earnings per share to stockholders	(0.02)	0.00

Weighted average number of common shares outstanding:
Basic and diluted	35,030,339	35,030,339

See accompanying notes to consolidated financial statements.

I-ON Digital Corp. and Subsidiary
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Company Stockholders’	Non- Controlling	Preferred	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interest	Stock	Equity

Balance - January 1, 2018	26,000,000	$2,600	$3,212,037	$4,527,781	$-	$274,468	$8,016,886	$252	$-	$8,017,138
Issuance of common stock	9,030,339	903	-	-	-	-	903	-	-	903
Recognition of beneficial conversion feature in connection with convertible debt	-	-	85,212	-	-	-	85,212	-	-	85,212
Recognition of common stock warrant issued in connection with convertible debt	-	-	89,788	-	-	-	89,788	-	-	89,788
Issuance of common stock in connection with equity purchase agreement	-	100	109,243				109,343	-	-	109,343
Foreign currency translation	-	-	-	-	-	(326,661)	(326,661)	-	-	(326,661)
Repurchase of treasury stock	-	-	-	-	(709,478)	-	(709,478)	-	-	(709,478)
Stock compensation expense	-	-	86,707	-	-	-	86,707	-	-	86,707
Net income	-	-	-	82,004	-	-	82,004	167	-	82,171

Balance - December 31, 2018	35,030,339	$3,603	$3,582,987	$4,609,785	$(709,478)	$(52,193)	$7,434,704	$419	$-	$7,435,123

Foreign currency translation	-	-	-	-	-	(207,767)	(207,767)	-	-	(207,767)
Stock compensation expense	-	-	63,753	-	-	-	63,753	-		63,753
Issuance of preferred stock of subsidiary (I-ON Korea)	-	-	-	-	-	-	-	-	475,036	475,036
Net income (loss)	-	-	-	(712,448)	-	-	(712,448)	4,982	-	(707,466)
Balance - December 31, 2019	35,030,339	$3,603	$3,646,740	$3,897,337	$(709,478)	$(259,960)	$6,578,242	$5,401	$475,036	$7,058,679

I-ON Digital Corp. and Subsidiary
Consolidated Statements of Cash Flows

Years ended December 31,	2019	2018

Cash flows from operating activities:
Net income	$(712,448)	$81,837
Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interest	10,360	167
Loss on equity investments in affiliates	-	33,515
Depreciation and amortization	240,053	76,818
Stock options expense	63,753	86,707
Foreign exchange gain (loss)	978	1,490
Amortization of debt discount	11,111	25,000
Loss on extinguishement of convertible debt	216,208	0
Interest expense - OID on convertible debt	(55,000)	0

Changes in operating assets and liabilities:
Account receivable, net	(205,056)	1,144,298
Prepaid expenses and other current assets	(226,447)	(347,528)
Deposit	(8,491)	17,977
Deferred taxes	225,161	(441,081)
Account payable	(352,800)	(96,846)
Accrued expenses and other	935,576	(362,099)
Value added tax payable	2,885	(69,058)
Income tax payable	(11,399)	20,683
Net cash provided by operating activities	134,444	171,880

Cash flows from investing activities:
Purchases of short-term investments	(9,972)	(2,480,233)
Proceeds from sales of short-term investments	-	2,475,688
Purchases of property and equipment	(196,729)	(155,312)
Purchases of patent	(83,852)	(86,480)
Payment received from short-term loan receivable	29,123	-
Borrowings (loans provided) under short-term loans	(200,701)	83,657
Net cash provided by (used in) investing activities	(462,131)	(162,680)

Cash flows from financing activities:
Payments on short-term loan payable	(600,523)	-
Borrowings on short-term loan payable	471,840	636,190
Borrowings (principal payments) on loans payable	(85,858)	227,211
Proceeds from (principal payments) on convertible debt, net of debt discount	(200,000)	175,000
Purchase of treasury stock	-	(709,478)
Proceeds from issuance of preferred shares	471,837	-
Net cash provided by (used in) financing activities	57,296	328,923

Effect of foreign currency translation on cash and cash equivalents	(159,366)	(165,063)

Net decrease in cash and cash equivalents including restricted cash	(429,757)	173,060

Cash and cash equivalents including restricted cash, beginning of year	$3,408,541	3,235,481

Cash and cash equivalents including restricted cash, end of year	$2,978,784	$3,408,541

Supplemental disclosure of cash flow information:
Interest paid	$6,750	$22,763
Taxes paid	$6,757	$17,988

Supplemental disclosure of noncash financing activities:
Issuance of 100,000 shares of common stock pursuant to issuance of equity purchase agreement	$-	$109,343

See accompanying notes to consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Organization and Operations

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

I-ON, Ltd is the Japanese subsidiary of the Company incorporated in 2002. The Company has 99.5% ownership of I-ON, Ltd. PT ION-soft is the Indonesian affiliate of the Company incorporated in October 2011 (20% of ownership). The Company has changed the ownership of PT I-ON-soft into 0.9%, due to the capital increase of the major shareholder on August 1, 2019.

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

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of I-ON Digital Corp. and its 99.5% owned subsidiary, I-ON, Ltd. All intercompany accounts, transactions, and profits have been eliminated upon consolidation. The accompanying consolidated financial statements and the notes hereto are reported in US Dollars.

The consolidated financial statements were prepared and presented in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. Non-controlling interests represent the portion of earnings that is not within the parent Company’s control. These amounts are required to be reported as equity instead of as a liability on the consolidated balance sheet. ASC requires net income or loss from non-controlling interests to be shown separately on the consolidated statements of operations.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements, and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2020 or any future period.

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

●
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

	December 31,	December 31,	Average Year Ended December 31,
Currency	2019	2018	2019	2018

Japanese Yen to Korean Won	JPY10.63	JPY 10.13	JPY10.69	JPY9.96
Korean Won to US Dollar ($)	KRW1,157.80	KRW 1,118.30	KRW1,165.65	KRW 1,100.30

Source (Seoul Money Brokerage Services)

●
Consolidation – Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rated prevailing at the balance sheet date. The results of operations are translated from KRW to US Dollar at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are dealt with as a component of accumulated other comprehensive income.

Translation adjustments net of tax were a net loss of $207,767 and net loss of $326,661 for the years ended December 31, 2019 and 2018, respectively.

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

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

December 31,	2019	2018
Korea:
Current assets	$7,821,531	$7,550,184
Non-current assets	1,735,978	2,081,897
Current liabilities	2,437,550	1,802,402
Non-current liabilities	194,300	427,397
Net Sales	7,141,655	6,805,968

Japan:
Current assets	$234,710	$240,613
Non-current assets	282	278
Current liabilities	101,972	280,050
Non-current liabilities	-	-
Net Sales	812,360	285,679

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

Revenue Recognition

Revenues are recognized when control of the promised services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company’s revenue consists of services provided and commissions. These revenue sources are as follows:

●
Royalty – the Company receives a fixed amount of royalties from company in Japan for providing rights to sell the Company’s products in Japanese market. Revenue is recognized over the contract and service period and when collectability is reasonably assured.

●	License Solution & Services – the Company recognizes revenue on installation of the web-content management software, services provided for installation, and customization.
●
Customizing Services – the Company recognizes revenue from processing transactions between businesses and their customers. Revenue is recognized over the contract and service period and when collectability is reasonably assured.

●	Maintenance – the Company recognizes revenue over the contract term based on percentage-of-completion method.

Investments

The Company classifies its investment securities as available-for-sale securities in accordance with FASB ASC 320, Investments and records these securities at fair value. Unrealized gains and losses as results of changes in the fair value of the available-for-sale investments are recorded as a separate component within accumulated other comprehensive income in the accompanying balance sheets. At December 31, 2019 and 2018, cost approximates investment value resulting in zero unrealized gain or loss, therefore, the changes in available for sale securities during 2018 and 2017 are the result of the foreign currency translation which is included in the foreign currency translation and recorded under accumulated other comprehensive income or loss statements.

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

Restricted Cash

Restricted cash represents cash deposits which is restricted by the financial institutions for the loans the financial institutions having with the Company’s chief executive officer. The loans with the financial institutions are amounted to approximately $1,502,000 and $1,556,000 at December 31, 2019 and 2018, respectively, and expires on various days during 2019 and 2020, unless extended. The loans, bearing various interest rates, are guaranteed by the Company and the restricted cash deposits of the Company are provided to the financial institutions as collateral. The Company’s chief executive officer pays interest from the loans without any default at December 31, 2019 and 2018. The amount of restricted cash as of December 31, 2019 and 2018 was $1,641,043 and $1,699,331, respectively.
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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

Short-Term Financial Instruments

Short-term financial instruments represent interest-bearing certificates of deposits with original maturities between three months to year.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivables are included in net cash provided by operating activities in the consolidated cash flow statements. The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the trade accounts receivable. Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer credit worthiness and current industry and economic trends. The Company’s provision for uncollectible receivables are included in selling, marketing, general and administrative expense in the consolidated statements of operation and comprehensive loss. At December 31, 2019 and 2018, allowance for doubtful accounts was approximately $674,000 and $725,000, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development cost for the years ended December 31, 2019 and 2018 were approximately $838,000 and $329,000, respectively.

I-ON Digital Corp. and Subsidiary

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

The Company’s retirement pension plan is a defined contribution plan, and the Company pays the defined contribution regardless of the results of the operation of the plan. The Company recognizes the contributions to be paid in the current accounting period as retirement benefits expense. The amounts recognized as costs related to defined contribution plans were $353,892 and $421,647 for the years ended December 31, 2019 and 2018, respectively.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At December 31, 2019 and 2018, the amounts were deemed to be immaterial.

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

I-ON Digital Corp. and Subsidiary

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

The Company also has financial instruments classified within the fair value hierarchy, which consists of the following:

●
Investments in privately-held companies, where quoted market prices are not available, accounted for as available-for-sale securities, classified as Level 3 within the fair value hierarchy, and are recorded as an asset on the consolidated balance sheet

●
Detachable warrants issued in connection with the convertible debt that meets the definition of a derivative, classified as Level 2 within the fair value hierarchy, which is recorded as additional paid-in-capital on the consolidated balance sheet

●	An equity purchase put option that meets the definition of a derivative, classified as Level 3 within the fair value hierarchy, which is recorded as an asset on the consolidated balance sheet

The derivatives are evaluated under the hierarchy of ASC 480-10, ASC Paragraph 815-25-1 and ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the Level 3 financial instruments was determined with the assistance of an independent third-party valuation specialist using an Option Pricing Model.

The following table summarize the Company’s fair value measurements by level at December 31, 2019 for the assets measured at fair value on a recurring basis:

December 31, 2019
	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$105,437
Common stock purchase warrant	-	-	-
Equity purchase put option	-	-	105,594
Fair value, at December 31, 2019	$-	$-	$211,031

The following table summarize the Company’s fair value measurements by level at December 31, 2018 for the assets measured at fair value on a recurring basis:

December 31, 2018
	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$102,756
Common stock purchase warrant	-	89,788	-
Equity purchase put option	-	-	109,343
Fair value, at December 31, 2018	$-	$89,788	$212,099

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 for the year ended December 31, 2019 and 2018.

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

Advertising

Costs associated with advertising and promotions are expensed as incurred. Advertising expense amounted to $44,698 and $43,158 for the years ended December 31, 2019 and 2018, respectively.

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

I-ON Digital Corp. and Subsidiary

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

Government grants which are intended to compensate the Company for expenses incurred are recognized as other income in profit or loss over the periods in which the Company recognizes the related costs as expenses. There were no amounts of government grants outstanding as of December 31, 2019 and 2018.

Value Added Tax

National Tax Service in Korea administered Value Added Tax under the Tax Reform Act of 1976 promulgated by the National Assembly. Value added tax is imposed on goods sold in or imported into Korea and on services provided within Korea. Value added tax in Korea is charged on an aggregated basis at a rate of 10% on the full price collected for the goods sold or for the taxable services provided. Value added tax paid were $374,799 and $466,338 for the years ended December 31, 2019 and 2018, respectively.

Recent Accounting Pronouncement

Pronouncements Not Yet Effective

●	Fair Value Measurements

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

●	Retirement Plans

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

●	Intangibles – Goodwill and other – Internal-Use Software

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

●	Goodwill

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

●	Financial Instruments

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s Interim Financial Statements.

Recently Adopted Accounting Pronouncements

●	Income Statement – Reporting Comprehensive Income

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

●	Improvements to Nonemployee Share-based Payment Accounting

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

●	Leases (ASU 2019-01)

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

●	Leases (ASU 2016-02)

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

Note 3.	Property and Equipment

Property and equipment consist of the following:

December 31,	2019	2018

Facilities	$185,528	$192,115
Vehicles	39,989	41,409
Equipment	1,615,288	1,355,710
Government grants	(213,526)	(109,272)
Total property and equipment	1,627,279	1,479,962
Less: accumulated depreciation	(1,423,525)	(1,315,967)
Property and equipment, net	$203,754	$163,995

Depreciation expense for December 31, 2019 and 2018 were $151,652 and $56,295, respectively.

As noted in Note 2, the government grants received is against the values of assets acquired or the expenses incurred.

Note 4.	Investment

The Company had the following investments.

Investments	Percentage of Ownership	December 31, 2019	December 31, 2018

PT IONSOFT	0.90%	$-	$3,972
ACDE Consulting VN PTE LED	20.00%	$10,040	$-
4Grit	2.50%	$43,189	$44,723
E-channel	0.07%	$40,849	$42,299
KSFC	0.00%	$11,359	$11,762
Total Investment Securities		$105,437	$102,756

Equity Method

The Company applies the equity method for investments in affiliate, which a privately-held company where quoted market prices are not available, in which it has the ability to exercise significant influence over operating and financial policies of the affiliate. Significant influence is generally defined as 20% to 50% ownership in the voting stock of an investee. The Company changed PT IONSOFT account classification from equity method to cost method since third quarter of 2019 since the share of PT IONSOFT has changed from 20% into 0.9% as of August 1, 2019.

Available-for-sale securities

The Company’s investments also include privately-held companies, where quoted market prices are not available, and the cost method, combined with other intrinsic information, is used to assess the fair value of the investment.

The following table summarize the Company’s investment securities at December 31, 2019 and 2018:

Investments	Percentage of Ownership	December 31, 2019	December 31, 2018

PT IONSOFT	0.90%	-	3,972
ACDE Consulting VN PTE LED	20.00%	10,040	-
4Grit	2.50%	43,189	44,723
E-channel	0.07%	40,849	42,299
KSFC	0.00%	11,359	11,762
Total Investment Securities	0.00%	$105,437	$102,756

Note 5.	Intangible Assets

Intangible assets consist of the following:

December 31,	2019	2018

Patents	$251,798	$174,823
Other intangible assets	551,865	568,276
Government grants	(8,729)	(13,428)
Total intangible assets	794,634	729,671
Less: Accumulated amortization	$(601,766)	(593,239)
Intangible assets, net	$192,868	$136,432

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

Amortization expense for December 31, 2019 and 2018 were $24,134 and $20,523, respectively.
Future amortization expense of the Company’s intangible assets at December 31, 2019 is expected to be as follows:

Years ending December 31,

2020	$26,609
2021	24,324
2022	23,482
2023	22,224
2024	22,782
Thereafter	73,447
Total	$192,868

As noted in Note 2, the government grants received is against the values of assets acquired or the expenses incurred.

Note 6.	Long-term Debt

Total long-term debt consisted of the following:

December 31,	2019	2018

A note payable to a financial institution bearing interest at 2.75% and 2.81% at December 31, 2019 and 2018, respectively, and guaranteed by the officer of the Company. The Company was required to make interest-only payments until December 2018, then monthly payments of both principal and interest starting from January 2019.	$388,600	$491,906

Long-term debt	388,600	491,906
Less: current portion	(194,300)	(89,509)
Long-term debt, net of current portion	$194,300	$402,397

Future minimum payments on debt consists of the following:

Years ending December 31,

2020	$194,300
2021	194,300
Total	$388,600

The long-term debts contain certain covenants, and the Company was in compliance with the covenants.

Note 7.	Line of Credit

The Company has lines of credit with financial institutions for total amount of approximately $3,400,000 that expires in various months in 2020, unless extended. There was no outstanding balance under the credit lines at December 31, 2018. The lines of credit, bearing various interest rates are guaranteed by the officer of the Company.

The Company has an arrangement with its customers and a financial institution, in which the Company’s customers issue electronic invoices with the Company as the recipient. The Company can use these receivables as collaterals for loans up to approximately $5,100,000 and $5,400,000 as of December 31, 2019 and 2018, respectively. The Company receives its payments due when the customer fully pays the invoices to the financial institution. The interest rates vary depending on the Company’s customers’ credit ratings. The Company has no borrowings outstanding as of December 31, 2019 and 2018, respectively. The maturity date of the arrangement varies on the dates of the original transactions.

I-ON Digital Corp. and Subsidiary

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

●
Term: The principal amount is repayable on August 13, 2021 (“Maturity Date”). All unpaid principal due and payable on the Maturity Date shall be paid in the form of common stock of the Company. Any amount of principal or interest that is due under the convertible debt, which is not paid by the Maturity Date, will bear interest at the rate of 18% per annum until it is satisfied.

●	Conversion Rights: The Holder has the right to convert the amount outstanding plus any accrued interest into common stock of the Company after 180 calendar days from the issuance date.

●
Conversion Price:  Conversion price is equal to the lesser of (i) $2.75 or (ii) 70% of the lowest traded price of the common stock of the Company for the 20 trading days immediately preceding the date of the date of conversion of the Debts.

●
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

●
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

●
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

In connection with the convertible debt issuance, the Company also issued a detachable common stock warrant on August 13, 2018 that allows Peak One to purchase up to 50,000 shares of common stock at an exercise price of $2.75 per share, subject to adjustments as stated in the warrant agreement.  The common stock warrant expires 5 years from the issuance date. The common stock warrant was determined to meet equity classification pursuant to ASC 480 and ASC 815. As such, the fair value of the common stock warrant is recorded as additional paid-in-capital on the consolidated balance sheet, which was determined to be $89,788, net of issuance costs allocated to the warrant, on the issuance date. The debt discount arising from recognition of the common stock warrant will be amortized as interest expense over the term of the convertible debt. As of December 31, 2019, amortization expense of debt discount related to the common stock warrant was not significant.

The Company has the following convertible debt instruments outstanding:

December 31,	2019	2018

A $200,000 convertible note, issued at 10% discount, five year term, no monthly interest due, maturing August 13, 2021	$-	$200,000

Long-term convertible debt	-	200,000
Less: debt discount	-	(175,000)
Long-term convertible debt, net of debt discount	$-	$25,000

On February 19, 2019, the Company redeemed all the outstanding convertible debt at a 30% premium for a total redemption price of $255,000. The redemption was accounted for as an extinguishment of debt. Accordingly, the beneficial conversion feature recognized in conjunction with the convertible debt was de-recognized. The Company recorded approximately $216,208 of loss on extinguishment of convertible debt, which reported in the consolidated statement of income during 3 months period ending March 31, 2019.

Interest expense related to the convertible debt for the years ended December 31, 2019 and 2018 amounted to approximately $8,333 and $23,000 respectively.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

Note 9.	Equity Purchase Agreement – Put Option

On August 13, 2018 (the “Closing Date”), the Company entered into an Equity Purchase Agreement  (the  “Purchase  Agreement”) with the convertible debenture holder (the “Holder”), whereby, upon the terms and subject to the conditions thereof, the Holder  is committed  to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Purchase Shares”), at an aggregate price of up to $10,000,000 (the “Total Commitment Amount”) over the course of a 24- month term. The significant terms of the Purchase Agreement are given below:

●
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

●
Term:  Unless earlier terminated, the Purchase Agreement will terminate automatically on the earlier to occur of: (i) 24 months after the initial effectiveness of the Registration Statement, (ii) the date on which the Buyer has purchased or acquired all of the Purchase Shares, or (iii) the date on which certain bankruptcy proceedings are initiated with respect to the Company.

Upon execution of the Purchase Agreement, the Company issued 100,000 shares of common stock with a par value of $0.0001 to the Holder.

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

Changes to fair value at the end of each reporting period is recorded as other income or expense in the consolidated statements of income. The following table summarizes the changes in the Level 3 financial instrument related to the derivate asset for the equity put option:

Fair value, at December 31, 2018	$109,343
Issuance of equity purchase put option	-
Change in fair value	(3,749)
Fair value, at December 31, 2019	$105,594

Fair value, at December 31, 2017	$-
Issuance of equity purchase put option	109,343
Change in fair value	-
Fair value, at December 31, 2018	$109,343

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

Note 10.	Commitments and Contingencies

Royalty

On February 15, 2006, the Company agreed to provide the rights to Ashisuto to sell the products in the Japanese market. Per the agreement, the contract period is automatically extended by 5 years up to 20 years. Total royalty amounts received for the three-months period were not significant. Total royalty amounts received for the years ended December 31, 2019 and 2018 were approximately $184,000 and $181,000, respectively.

Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2020. The lease is automatically extended upon agreement of both parties. Future minimum rental payments under the non-cancelable operating leases as of December 31, 2019 are as follows:

December 31,	Amount
2020	144,126
Total	$144,126

Rent expense for all operating leases were $144,126 and $152,686 for the years ended December 31, 2019 and 2018, respectively.

Note 11.	Related Party Transactions

The Company receives loan guarantees from the chief executive officer with regards to its long-term borrowing, and the Company’s restricted cash provided as collateral to the Company’s chief executive officer’s loans.

Note 12.	Earnings Per Share

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of stock options outstanding (using the treasury method).

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended December 31,	2019	2018

Net income before non-controlling interest	$(707,466)	$82,004
Non-controlling interest	4,982	167
Net income	(712,448)	81,837

Weighted-average shares of common stock outstanding:
Basic	35,030,339	35,030,339
Dilutive effect of common stock equivalents arising from
share option, excluding antidilutive effect from loss	-	-
Dilutive shares	35,030,339	35,030,339

Earnings per share – Basic and diluted
Net income before non-controlling interest	$(0.02)	$0.00
Non-controlling interest	$0.00	$0.00
Earnings per share to stockholders	$(0.02)	$0.00

No non-vested share awards or non-vested share unit awards were antidilutive for the years ended December 31, 2019 and 2018.

Note 13.	Income Taxes

Income taxes consist of the following:

Total income tax (benefit) expense consists of the following:

	Current	Deferred	Total

Year ended December 31, 2019:
Federal	$-	$-	$-
State	-	-	-
Foreign	16,786	259,229	276,015
Total income tax provision (benefit)	$16,786	$259,229	$276,015

Year ended December 31, 2018:
Federal	$-	$-	$-
State	-	-	-
Foreign	17,988	(441,081)	(423,093)
Total income tax provision (benefit)	$17,988	$(441,081)	$(423,093)

Current income tax expense is based on taxable income for federal and state tax reporting purposes. Deferred income tax expense is provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.

I-ON Digital Corp. and Subsidiary

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

The significant components of deferred income tax assets and liabilities are as follows:

	As of December 31,
	2019	2018

Deferred income tax assets:
Allowance for bad debt	$165,378	$122,715
Government grants	32,385	27,814
Available-for-sale securities	44,314	10,371
Research and development tax credit	1,232,877	1,015,919
Loss on equity investments	-	35,778
Net operating income (loss)	90,550	-
Retirement benefits	74,232	72,881
Total deferred income tax assets	1,639,736	1,285,478
Less - valuation allowance	(625,819)	-
Deferred tax assets, net of valuation allowance	1,013,917	1,285,478

Deferred income tax liabilities:
Other	(6,844)	(7,910)
Total deferred income tax liabilities	(6,844)	(7,910)

Net deferred tax assets	$1,007,073	$1,277,568

Current deferred tax assets:	$232,766	$65,947

Non-current deferred tax assets	$774,307	$1,211,621

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

The effective tax rates for the reporting periods are as follows:

The provision for income taxes differs from the amounts computed by applying the statutory tax rate of 22% to earnings before income taxes, as follows:

	Years Ended December 31,
	2019	2018

Tax expense (benefit) at statutory rate - 22% foreign tax	$(94,919)	$(67,666)
Allowance for bad debt	(42,663)	-
Government grants	(4,571)	-
Available-for-sale securities	(33,943)	-
Research and development tax credit	(216,958)	(419,044)
Loss on equity investments	35,778	-
Net operating income (loss)	(90,550)	-
Retirement benefits	(1,351)
Others	99,373	63,617
Valuation allowance	625,819	-

Total income tax provision (benefit)	$276,015	$(423,093)

Effective tax rate	-63.37%	137.56%

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

As of December 31, 2019 and 2018, the Company identified no material unrecognized tax benefits and does not expect material change within the next twelve-months. The Company’s policy is to recognize tax penalties and interest in tax expense, if any.

The Company recorded tax deferred assets for its research & development tax credits in the amount of $1,232,877 and valuation allowances against this balance of $625,819 as of December 31, 2019 and $1,015,919 as of December 31, 2018. The tax credits are carried forward for five years. Tax years 2012 and forward are open to examination by the Korean National Tax Service (NTS). NTS conducted tax examination in 2012 and no penalties were charged to the Company.

Note 14.	Stock Compensation

The Company has a Stock Option Plan (“Plan”) that allows grants to officers and key employees shares of common stock. The options have vesting schedules of three years from the date of grant, and are exercisable within seven years from the end of the vesting period. Stock options granted and outstanding as of December 31, 2019 and 2018 may be exercised after one year from the date of the Company’s public listing. If the Company’s not publicly listed, these options will be cancelled.

The Company recognized approximately $89,000 and $87,000 of stock-based compensation related to options granted to employees for the years ended December 31, 2019 and 2018, respectively.

The fair value of each award to employees in 2019 is estimated on the date of grant using the Binomial option pricing model with the following weighted-average assumptions: expected life of approximately 6.25 years, risk-free interest rate of approximately 2.85%, expected volatility of 16.38% and no dividends during the expected life. Expected volatility is based on historical volatilities of public companies operating in the Company’s industry. The expected life of the options represents the period of time options are expected to be outstanding and is estimated considering vesting terms and employees’ historical exercise and post-vesting employment termination behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company did not provide any new stock option grants in 2019.

A summary of the status of the Company’s stock option plan is presented as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Live (In Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	82,928	$1.49	4.22
Granted	150,000	1.88
Exercised	-	-
Cancelled	(72,812)	1.63
Outstanding, December 31, 2017	160,116	1.63	9.18
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2018	160,116	1.63	9.18	$64,046
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2019	160,116	1.63	9.18	$64,046

Options exercisable at December 31, 2019	91,044	$-	$-	$-
Vested and expected to vest at December 31, 2019	91,044	$-	$-	$-

As of December 31, 2019 and 2018, there were approximately $67,000 and $177,000, respectively, of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 3 years.

Note 15.	Non-Controlling Interest-Issued of Preferred Stock by Subsidiary

On April 9, 2019, The Company’s subsidiary, I-ON Co., Ltd. (Korea) issued redeemable convertible preferred stock with proceed of KRW549,997,000 and issued 157,142 shares of preferred stock or at price of KRW3,500 per share. The convertible preferred stock agreement contain provisions as follows:

●	Voting rights – The preferred shareholder may have same voting rights as common stock shareholder (1:1)
●	2% annual dividend
●	Liquidating rights
●	Conversion rights to common stock
o	Call option by preferred shareholder – Preferred stock may be converted to common stock anytime at a fixed conversion price of KRW 3,500
o	Call option by I-ON Digital – Should I-ON Digital exercise to redeem preferred stock, I-ON Digital is required to repurchase for KRW 3,500 per share and 7% annual interest compounded.

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

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are available to be issued. Any material events that occur between the balance sheet date and the date that the financial statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as disclosed within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

