Form 10-Q
period 2020-03-31
I-ON Digital Corp.
filed 2020-05-13
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or
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

15, Teheran-ro 10-gil, Gangnam-gu, Seoul, Korea 06234
(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IONI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2020
Common Stock, $0.0001 par value per share	35,030,339 shares

PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of I-ON Digital Corp. and subsidiary (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

I-ON Digital Corp. and Subsidiary

I-ON Digital Corp. and Subsidiary
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2020	December 31, 2019

ASSETS

Current assets:
Cash and cash equivalents	$334,789	$1,337,741
Restricted cash	1,554,065	1,641,043
Short-term financial instruments	680,517	716,013
Short-term loan receivable	187,261	197,741
Accounts receivables, net of allowance for doubtful accounts $682,937 and $721,160, respectively	3,236,423	2,875,384
Deferred tax assets - current	220,429	232,766
Prepaid expenses and other current assets	1,123,463	1,055,553
Total current assets	7,336,947	8,056,241

Non-current assets:
Investments	99,849	105,437
Property and equipment, net	175,537	203,754
Intangible assets, net	187,078	192,868
Deposits	335,538	354,300
Derivative asset	99,997	105,594
Deferred tax assets - non current	706,148	774,307
Total non-current assets	1,604,147	1,736,260

Total Assets	$8,941,094	$9,792,501

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$149,265	$48,802
Accrued expenses and other	1,088,469	1,705,485
Value added tax payable	66,665	107,717
Income tax payable	6,604	8,179
Short-term loan payable	449,861	475,039
Current portion of long term debt	163,561	194,300
Total current liabilities	1,924,425	2,539,522
Long term debt, net of current portion	184,001	194,300

Total liabilities	2,108,426	2,733,822

Commitments and contingencies

Stockholders’ Equity
Common stock - $0.0001 par value; authorized 100,000,000 shares; 35,030,339 shares issued and outstanding at March 31, 2020 and December 31, 2019	3,603	3,603
Treasury stock	(709,478)	(709,478)
Additional paid-in-capital	3,668,916	3,646,740
Accumulated other comprehensive loss	(631,664)	(259,960)
Accumulated retained earnings	4,023,447	3,897,337
Total company stockholders’ equity	6,354,824	6,578,242
Preferred stock (I-ON Korea) - $.4380 par value; authorized 2,000,000 shares; 157,142 shares issued and outstanding at March 31, 2020 and none at December 31, 2019.	475,036	475,036
Non-controlling interests	2,808	5,401
Total stockholders’ equity	6,832,668	7,058,679

Total Liabilities and Stockholders’ Equity	$8,941,094	$9,792,501

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

Three months ended March 31,	2020	2019

Net sales	$2,286,172	$1,639,619
Cost of goods sold	1,569,402	1,815,355
Gross profit	716,770	(175,736)

Operating expense:
Research and development	182,484	218,507
General and administrative	464,414	484,062
Total operating expense	646,898	702,569

Income (loss) from operations	69,872	(878,305)

Other income (expense):
Loss on extinguishment of convertible debt	-	(160,419)
Interest income	9,979	-
Foreign currency transaction gain (loss)	622	-
Miscellaneous income, net	55,538	14,083
Interest expense	(5,936)	(45,147)
Total other income (expense), net	60,203	(191,483)

Income (loss) before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	130,075	(1,069,788)
Provision for (benefit from) income tax	6,558	24,543

Net income (loss) before income or loss on equity investments in affiliates and non-controlling interest	123,517	(1,094,331)
Income (loss) on equity investments	-	(3,556)

Net income (loss) before non-controlling interest	123,517	(1,097,887)
Non-controlling interest income (loss)	(2,593)	190

Net income (loss)	$126,110	$(1,097,697)

Comprehensive income statement:
Net income (loss)	$126,110	$(1,097,697)
Foreign currency translation	(371,704)	(95,839)
Total comprehensive loss	$(245,594)	$(1,193,536)

Earnings per share - Basic
Net loss before non-controlling interest	$0.00	$(0.03)
Non-controlling interest	$(0.00)	$0.00
Earnings per share to stockholders	$0.00	$(0.03)

Earnings per share - Diluted
Net loss before non-controlling interest	$0.00	$(0.03)
Non-controlling interest	$(0.00)	$0.00
Earnings per share to stockholders	$0.00	$(0.03)

Weighted average number of common shares outstanding:
Basic	35,030,339	35,030,339
Diluted	35,030,339	35,030,339

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated	Total
			Additional			Other	Company	Non-		Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Preferred	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity	Interest	Stock	Equity

Balance at December 31, 2018	35,030,339	$3,603	$3,582,987	$4,609,785	$(709,478)	$(52,193)	$7,434,704	$419	$0	$7,435,123

Foreign currency translation	-	-	-	-	-	(207,767)	(207,767)	-	-	(207,767)
Stock compensation expense	-	-	63,753	-	-	-	63,753	-	-	63,753
Issuance of non-controlling interest - Preferred stock	-	-	-	-	-		-	-	475,036	475,036
Net income (loss)	-	-	-	(712,448)	-	-	(712,448)	4,982	-	(707,466)

Balance at December 31, 2019	35,030,339	3,603	3,646,740	3,897,337	(709,478)	(259,960)	6,578,242	5,401	475,036	7,058,679

Foreign currency translation	-	-	-	-	-	(371,704)	(371,704)	-	-	(371,704)
Stock compensation expense	-	-	22,176	-	-	-	22,176	-	-	22,176
Net income (loss)	-	-	-	126,110	-	-	126,110	(2,593)	-	123,517

Balance at March 31, 2020	35,030,339	3,603	$3,668,916	$4,023,447	$(709,478)	$(631,664)	$6,354,824	$2,808	$475,036	$6,832,668

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months ended March 31,	2020	2019

Cash flows from operating activities:
Net income (loss)	126,110	(1,097,697)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-controlling interest	(2,593)	(190)
Loss on equity investments in affiliates	-	3,556
Depreciation - fixed assets	27,233	75,126
Amortization of intangible assets	8,276	-
Stock options expense	22,176	18,969
Amortization of debt discount	-	8,333
Loss on extinguishment of convertible debt	-	160,419
Foreign exchange gain (loss)	-	515

Changes in operating assets and liabilities:
Account receivable, net	(454,254)	484,917
Prepaid expenses and other current assets	(126,865)	(185,172)
Deposit	(17)	(8,787)
Deferred taxes	27,779	24,543
Account payable	33,888	(44,732)
Accrued expenses and other	(539,416)	(299,955)
Value added tax payable	(36,202)	(33,587)
Income tax payable	(1,170)	(3,191)
Net cash used in operating activities	(915,055)	(896,933)

Cash flows from investing activities:
Purchases of investments	(2,513)	(891,492)
Proceeds from sales of investments	-	888,826
Purchases of property and equipment	(9,391)	(69,109)
Purchases of intangible assets	(12,817)	(25,244)
Payments received from short-term loan receivable	-	(15,607)
Net cash used in investing activities	(24,721)	(112,626)

Cash flows from financing activities:
Payments on short-term loan payable	-	(133,324)
Borrowings on short-term loan payable	-	(22,318)
Borrowings (principal payments) on long-term debt	(20,937)	-
Principal payments on convertible debt	-	(200,000)
Net cash used in financing activities	(20,937)	(355,642)

Effect of foreign currency translation on cash and cash equivalents	(129,217)	(18,024)

Net decrease in cash and cash equivalents	(1,089,930)	(1,383,225)

Cash and cash equivalents including restricted cash, beginning of year	2,978,784	3,408,541

Cash and cash equivalents including restricted cash, end of year	$1,888,854	$2,025,316

Supplemental disclosure of cash flow information:
Interest paid	$5,936	$6,972
Taxes paid	$6,934	$6,972

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Organization and Operations

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

I-ON, Ltd is the Japanese subsidiary of the Company incorporated in 2002. The total assets of I-ON, Ltd is approximately $831,878. The Company has 99.5% ownership of I-ON, Ltd.

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

•
ON, Ltd (Japanese subsidiary) – The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, are initially recorded using its local currency, Japanese Yen (“JPY”).  Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. All differences are reflected in profit or loss.  As of March 31, 2020, and December 31, 2019, the exchange rate was JPY 11.31 and JPY 10.63 per KRW, respectively.  The average exchange rate for the three months ended March 31, 2020 and 2019 was JPY 10.96 and JPY 10.70 per KRW, respectively.  The average exchange rate for the Three months ended March 31, 2020 and 2019 was JPY 10.96 and JPY 10.70 per KRW, respectively.

•
Consolidation – Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date.  The results of operations are translated from KWR to US Dollar at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are dealt with as a component of accumulated other comprehensive income.   As of March 31, 2020, and December 31, 2019, the exchange rate was KRW 1,222.60 and KRW 1,157.80 per US Dollar, respectively.  The average exchange rate for the three months ended March 31, 2020 and 2019 was KRW 1,193.60 and KRW 1.125.08, respectively.

Translation adjustments net of tax were a net loss of $371,704.00 and net loss of $95,839.00 for the three-months ended March 31, 2020 and 2019, respectively.

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

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

	March 31, 2020	December 31, 2019
Korea
Current assets	$6,505,353	$7,821,531
Non-current assets	1,603,863	1,735,978
Current liabilities	1,174,261	2,437,550
Non-current liabilities	184,001	194,300

Japan
Current assets	$831,594	$234,710
Non-current assets	284	282
Current liabilities	750,164	101,972
Non-current liabilities	-	-

	Three-months Period Ended March 31,
	2020	2019
Korea
Net Sales	$1,616,069	$1,497,063

Japan
Net Sales	$670,103	$142,556

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

Restricted cash represents cash deposits which is restricted by the financial institutions for the loans the financial institutions having with the Company’s chief executive officer. The loans with the financial institutions are amounted to approximately $1,554,065 and $1,641,043 at March 31, 2020 and December 31, 2019, respectively, and expires on various days during 2020, unless extended. The loans, bearing various interest rates, are guaranteed by the Company and the restricted cash deposits of the Company are provided to the financial institutions as collateral.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development cost for three months ended March 31, 2020 and 2019 was $182,484 and $218,507, respectively.

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

The following table summarize the Company’s fair value measurements by level at March 31, 2020 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$99,849
Common stock purchase warrant	-	-	-
Equity purchase put option	-	-	99,997
Fair value, at March 31, 2020	$-	$-	$199,846

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

In March 2018, the FASB issued ASU No. 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”).  ASU 2018-07 aligns the accounting for share-based payment awards to employees and non-employees.  Under ASU 2018-07 the existing employee guidance will apply to nonemployee share-based transactions, except for specific guidance related to the attribution of compensation cost. ASU 2018-07 should be applied to all new awards granted after the date of adoption. ASU 2018-07 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted.  The Company adopted ASU 2018-07 effective January 1, 2019; such adoption had no material impact on the Company’s consolidated financial statements.

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

•	Financial Instruments

In March 2016, the FASB amended "Financial Instruments" to provide financial statement users with more decision-useful information about the expected credit losses on debt instruments and other commitments to extend credit held by a reporting entity at each reporting date. During November 2018 and April 2019, the FASB made amendments to the new standard that clarified guidance on several matters, including accrued interest, recoveries, and various codification improvements. The new standard, as amended, replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates.  The new guidance is effective for us on January 1, 2020, and in the first half of 2019, we established an implementation team and began analyzing the impact on our current policies and procedures to identify potential differences that would result from applying the requirements of the new standard. The implementation team reports findings and progress of the project to management on a frequent basis. Through this process, we have identified appropriate changes to our processes, systems, and controls to support recognition and disclosure under the new standard.  The Company is still evaluating the impact of the new standard on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3:	Long-term Debt

Long-term debt consisted of the following:

	March 31, 2020	December 31, 2019

A note payable to a financial institution bearing interest at 2.81% and 2.54% at March 31, 2020 and December 31, 2019, respectively, and guaranteed by the officer of the Company. The Company was required to make interest-only payments until December 2019, then monthly payments of both principal and interest starting from January 2020.	$347,562	$388,600

Long-term debt	$347,562	$388,600
Less: current portion	(163,561)	(194,300)
Long-term debt, net of current portion	$184,001	$194,300

The long-term debts contain certain covenants, and the Company was in compliance with the covenants.

NOTE 4:	Line of Credit

The Company has lines of credit with financial institutions for total amount of approximately $3,300,000 that expires in various months in 2020, unless extended. There was no outstanding balance under the credit lines at December 31, 2019 but for operating expense the Company used $332,897(407,000,000 KRW) as of March 31, 2020 from Kookmin Bank. The lines of credit, bearing various interest rates are guaranteed by the officer of the Company.

The Company has an arrangement with its customers and a financial institution, in which the Company’s customers issue electronic invoices with the Company as the recipient. The Company can use these receivables as collaterals for loans up to approximately $4,900,000 and $5,100,000 as of March 31, 2020 and December 31, 2019, respectively. The Company receives its payments due when the customer fully pays the invoices to the financial institution. The interest rates vary depending on the Company’s customers’ credit ratings. The Company has no borrowings outstanding as of March 31, 2020 and December 31, 2019, respectively. The maturity date of the arrangement varies on the dates of the original transactions.

NOTE 5:	Short Term Loan Payable

The Company has a short-term loan with a financial institution bearing interest rate of 2.54% expiring March 31, 2020.  All amounts outstanding is due on March 31, 2020, however, the Company may make earlier payments without any penalty.  The total amount outstanding was approximately $450,000 and $475,000 at March 31, 2020 and December 31, 2019, respectively.  The short-term loan is guaranteed by the officer of the Company.

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

The Company had the following equity investment accounted under the equity method:

	As of March 31, 2020
Equity investee	Type of Shares Owned	Number of Shares Owned	Original Investment Amount	Equity Investment Ownership
ACDC Consulting VN PTE Ltd.	Common stock	40	$9,507.85	20%

Since, ACDC Consulting VN PTE Ltd. does not quarterly book closing, the Company cannot get the financial information of ACDC Consulting VN PTE Ltd.  ACDC Consulting VN PTE Ltd. recognized $30.75 as the operation income in 2019.

Available-for-sale securities

The Company’s investments also include privately-held companies, where quoted market prices are not available, and the cost method, combined with other intrinsic information, is used to assess the fair value of the investment.

The following table summarize the Company’s investment securities:
Available-for-sale securities	Percentage of Ownership	March 31, 2020	December 31, 2019
4Grit	2.50%	$40,900	$43,189
E-channel	0.07%	$33,684	$40,849
KSFC	0.00%	$10,757	$11,359
ACDC Consulting VN PTE LTD	20.00%	$9,508	$10,040
Total investment securities		$99,849	$105,437

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7:	Beneficial Conversion Feature and Common Stock Warrant Equity Purchase Agreement – Put Option

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

Changes to fair value at the end of each reporting period is recorded as other income or expense in the consolidated statements of income. The following table summarizes the changes in the Level 3 financial instrument related to the derivate asset for the equity put option:

Fair value, at December 31, 2019	$105,594
Issuance of equity purchase put option	-
Change in fair value	(5,597)
Fair value, at March 31, 2020	$99,997

NOTE 8:	Commitments and Contingencies

Royalty

On February 15, 2006, the Company agreed to provide the rights to Ashisuto to sell the products in the Japanese market. Per the agreement, the contract period is automatically extended by 5 years up to 20 years.

Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2020. The lease is automatically extended upon agreement of both parties. Rent expense for all operating leases for the three-months ended March 31, 2020 and 2019 was $35,188 and $36,031 respectively.

NOTE 9:	Related Party Transactions

The Company receives loan guarantees from the chief executive officer with regards to its long-term borrowing, and the Company’s restricted cash provided as collateral to the Company’s chief executive officer’s loans.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

NOTE 10:	Earnings Per Share

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of stock options outstanding (using the treasury method).

The following table sets forth the computation of basic and diluted net income per common share:

	Three-months Period Ended March 31,
Periods Ended	2020	2019

Net income (loss) before non-controlling interest	$123,517	$(1,097,887)
Non-controlling interest	(2,593)	190
Net income (loss)	126,110	(1,097,697)

Weighted-average shares of common stock outstanding:
Basic	35,030,339	35,030,339
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-
Dilutive shares	35,030,339	35,030,339

Earnings per share - Basic
Net income (loss) before non-controlling interest	$0.00	$(0.03)
Non-controlling interest	$(0.00)	$(0.00)
Earnings per share to stockholders	$0.00	$(0.03)

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$0.00	$(0.03)
Non-controlling interest	$(0.00)	$(0.00)
Earnings per share to stockholders	$0.00	$(0.03)

No non-vested share awards or non-vested share unit awards were antidilutive for the Three months ended March 31, 2020 and 2019.

NOTE 11:	Non-Controlling Interest-Issuance of Preferred Stock by Subsidiary

On April 9, 2019, The Company’s subsidiary, I-ON Communication Korea issued redeemable convertible preferred stock with proceed of KRW549,997,000 and issued 157,142 shares of preferred stock or at price of KRW3,500 per share. The convertible preferred stock agreement contain provisions as follows:

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

NOTE 12:	Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2020 up through the date the unaudited consolidated financial statements were available to be filed. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the Three months ended March 31, 2020.

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

Our unaudited interim consolidated financial statements for the three months ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2019, as filed in our annual report on Form 10-K.

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

I-ON has invested and continues to spend substantial revenue on research and development.  The Company has over 120 employees as of March 31, 2020, approximately 90% of whom are considered full-time.  Research and development typically comprises of approximately 80 junior, mid to senior level engineers and developers, most of whom are based at the Company’ headquarters located at 15 Teheran-ro 10-gil, Gangnam-gu, Seoul, South Korea, 06234.

Results of Operations

Comparison of results of operations for the three months ended March 31, 2020 as Compared to the three months ended March 31, 2019

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Quarter-ended March 31,
	2020		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$2,286,172	100.0%	$1,639,619	100.0%	$646,553	39.4%
Cost of goods sold	1,569,402	68.6%	1,815,355	110.7%	(245,953)	-13.5%
Gross profit (loss)	716,770	31.4%	(175,736)	-10.7%	892,506	-507.9%

Operating expense:
Research and development	182,484	8.0%	218,507	13.3%	(36,023)	-16.5%
General and administrative	464,414	20.3%	484,062	29.5%	(19,648)	-4.1%
Total operating expense	646,898	28.3%	702,569	42.8%	(55,671)	-7.9%

Gain (Loss) from operations	69,872	3.1%	(878,305)	-53.6%	948,177	-108.0%

Other income (expense):
Loss on extinguishment of debt	-	0.0%	(160,419)	-9.8%	160,419	-100.0%
Interest income	9,979	0.4%	-	0.0%	9,979	N/A
Foreign currency transaction gain (loss)	622	0.0%	-	0.0%	622	N/A
Miscellaneous income, net	55,538	2.4%	14,083	0.9%	41,455	294.4%
Interest expense	(5,936)	-0.3%	(45,147)	-2.8%	39,211	-86.9%
Total other income (expense), net	60,203	2.6%	(191,483)	-11.7%	251,686	-131.4%

Loss before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	130,075	5.7%	(1,069,788)	-65.2%	1,199,863	-112.2%
Provision for (benefit from) income tax	6,558	0.3%	24,543	1.5%	(17,985)	-73.3%

Net loss before income or loss on equity investments in affiliates and non-controlling interest	123,517	5.4%	(1,094,331)	-66.7%	1,217,848	-111.3%
Income (Loss) on equity investments	-	0.0%	(3,556)	-0.2%	3,556	-100.0%

Net loss before non-controlling interest	123,517	5.4%	(1,097,887)	-67.0%	1,221,404	-111.3%
Non-controlling interest income (loss)	(2,593)	-0.1%	(190)	0.0%	(2,783)	-1,464.7%

Net income (loss)	$126,110	5.5%	$(1,097,697)	-66.9%	$1,223,807	-111.5%

Net Sales

Net sales increased by $646,553 or 39.4%, to $2,286,172 for the three months ended March 31, 2020 from $1,639,619 for the three months ended March 31, 2019. The change in net sales reflected the following:

- License customization revenue increased by approximately $110,758 from approximately $1,007,000 for the three months ended March 31, 2019 to $1,117,758 for the three months ended March 31, 2020 since the Company was focusing in sales effort in this area with various customers for the three months ended March 31, 2020.

- Development revenue increased by approximately $68,244 from approximately $105,000 for the three months ended March 31,2019 to $173,244 for the three months ended March 31, 2020.

Cost of Goods Sold

Cost of goods sold decreased by $245,953 or 13.5%, to $1,569,402 for the three months ended March 31, 2020 from $1,815,355 for the three months ended March 31, 2019.  The decrease was primarily due to outsourced consulting fees.  The outsourced consulting fees decreased by $378,263 or 47%, to $419,494 for the three months ended March 31, 2020 from $797,757 for the three months ended March 31, 2019.

Gross Profit (Loss)

Gross profit increased by $892,506, to gross profit of $716,770, or 31.4% of net sales, for the three months ended March 31, 2020, from gross loss of ($175,736), or (10.7%) of net sales, for the three months ended March 31, 2019.

The increase in Gross profit was mainly due to higher profit margin due to higher net sales and lower cost of goods sold as described in Net Sales and Cost of Goods Sold above.

Research and Development

Research and development expenses decreased by $36,023 or 16.5%, to $182,484 for the three months ended March 31, 2020 from $218,507 for the three months ended March 31, 2019.  The decrease was due to the layoff of 6 computer programmers at the research and development department.

General and Administrative

General and administrative expenses decreased by $19,648 or 4.1%, to $464,414 for the three months ended March 31, 2020 from $484,062 for the three months ended March 31, 2019.  The expenses have been continuously decreased mainly due to outside service fees.

Other Income (Expense)

Other income (expense) change was primarily due to decrease in miscellaneous income from Japan.

Provision for Income Tax

Change in tax provision was not material.

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $371,704 for the three months ended March 31, 2020 compared to loss of $95,839 for the three months ended March 31, 2019.  The change of $467,543 was due to devaluation of Korean Won compared to US dollar in three months ended March 31, 2020 compared to March 31, 2019.  The average exchange rate for the three months ended March 31, 2020 and 2019 was KRW 1,193.60 and KRW 1,125.08, respectively.

Comparison of results of operations for the Three months ended March 31, 2020 as Compared to the Three months ended March 31, 2019

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

Liquidity and Capital Resources

At March 31, 2020, the Company had cash and cash equivalents of $1,888,854. We estimate that we will require up to $3,000,000 of capital for the next twelve months of operations. We estimate that our expenses will be comprised primarily of general expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.

	Three Months Ended March 31,		Changes
	2020	2019	Amount	%
Net cash used in operating activities	(915,055)	(896,933)	(18,122)	2.0%
Net cash used in investing activities	(24,721)	(112,626)	87,905	-78.1%
Net cash used in financing activities	(20,937)	(355,642)	334,705	-94.1%
Effect of foreign currency translation on cash and cash equivalents	(129,217)	(18,024)	(111,193)	616.9%
Net decrease in cash and cash equivalents	(1,089,930)	(1,383,225)	293,295	-21.2%

Operating Activities

Cash used in operating activities for the three months ended March 31, 2020 was $915,055, compared to $896,933 for the three months ended March 31, 2019, an increase of $18,122, or approximately 2.0%.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2020 was $24,724, compared to $112,626 for the three months ended March 31, 2019, a decrease of $87,905, or approximately 78.1%.  The decreased in cash used in investing activities was due to decrease in purchase of property of $59,718, and decrease in purchase of intangible of 12,427.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2020 was $20,937, compared to $355,642 for the three months ended March 31, 2019, a decrease of $334,705.  The decrease was primarily due to decrease in debt payments.  Only payment was principal payment of long-term debt $20,937.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2020, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

Management is currently evaluating remediation plans for the above control deficiencies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the Three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

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

Date: May 13, 2020	I-ON Digital Corp

	By:	/s/ Jae Cheol Oh
Jae Cheol Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)