Form 10-Q
period 2020-06-30
I-ON Digital Corp.
filed 2020-08-12
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IONI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2020
Common Stock, $0.0001 par value per share	35,030,339 shares

PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of I-ON Digital Corp. and subsidiary (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

I-ON Digital Corp. and Subsidiary

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2020	2019

ASSETS

Current assets:
Cash and cash equivalents	$1,001,643	$1,337,741
Restricted cash	1,582,410	1,641,043
Short-term financial instruments	695,427	716,013
Short-term loan receivable	149,034	197,741
Accounts receivables, net of allowance for doubtful accounts $695,394 and $721,160, respectively	2,720,068	2,875,384
Deferred tax assets - current	224,449	232,766
Prepaid expenses and other current assets	1,173,371	1,055,553
Total current assets	7,545,402	8,056,241

Non-current assets:
Investments	101,670	105,437
Property and equipment, net	151,594	203,754
Intangible assets, net	197,499	192,868
Deposits	349,983	354,300
Derivative asset	101,821	105,594
Deferred tax assets - non current	692,520	774,307
Total non-current assets	1,595,087	1,736,260

Total Assets	$9,140,489	$9,792,501

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$70,944	$48,802
Accrued expenses and other	1,421,899	1,705,485
Value added tax payable	137,346	107,717
Income tax payable	-	8,179
Short-term loan payable	458,066	475,039
Current portion of long term debt	145,732	194,300
Total current liabilities	2,233,987	2,539,522
Long term debt, net of current portion	187,357	194,300

Total liabilities	2,421,344	2,733,822

Commitments and contingencies

Stockholders’ Equity
Common stock - $0.0001 par value; authorized 100,000,000 shares; 35,030,339 shares issued and outstanding at June 30, 2020 and December 31, 2019	3,603	3,603
Treasury stock	(709,478)	(709,478)
Additional paid-in-capital	3,691,093	3,646,740
Accumulated other comprehensive loss	(507,788)	(259,960)
Accumulated retained earnings	3,760,881	3,897,337
Total company stockholders’ equity	6,238,311	6,578,242
Preferred stock (I-ON Korea) - $.4380 par value; authorized 2,000,000 shares; 157,142 shares issued and outstanding at June 30, 2020 and none at December 31, 2019.	475,036	475,036
Non-controlling interests	5,798	5,401
Total stockholders’ equity	6,719,145	7,058,679

Total Liabilities and Stockholders’ Equity	$9,140,489	$9,792,501

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	Three-month Period ended June 30,		Six-month Period ended June 30,
	2020	2019	2020	2019

Net sales	$1,670,291	$1,825,302	$3,956,463	$3,464,921
Cost of goods sold	1,169,022	1,353,312	2,738,424	3,168,667
Gross profit (loss)	501,269	471,990	1,218,039	296,254

Operating expense:
Research and development	221,677	160,087	404,161	378,594
General and administrative	457,216	521,733	921,630	1,005,795
Total operating expense	678,893	681,820	1,325,791	1,384,389

Loss from operations	(177,624)	(209,830)	(107,752)	(1,088,135)

Other income (expense):
Loss on extinguishment of debt	-	-	-	(160,419)
Interest income	12,991	-	22,970	-
Foreign currency transaction gain(loss)	10,356	-	10,978	-
Miscellaneous income, net	3,668	55,863	59,206	39,382
Interest expense	(7,340)	(30,564)	(13,276)	(45,147)
Total other income (expense), net	19,675	25,299	79,878	(166,184)

Loss before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	(157,949)	(184,531)	(27,874)	(1,254,319)

Provision for income tax	101,627	39,434	108,185	63,977

Net loss before income or loss on equity investments in affiliates and non-controlling interest	(259,576)	(223,965)	(136,059)	(1,318,296)

Income (Loss) on equity investments	-	(3,506)	-	(7,062)

Net loss before non-controlling interest	(259,576)	(227,471)	(136,059)	(1,325,358)

Non-controlling interest income (loss)	2,990	474	397	664

Net loss	$(262,566)	$(227,945)	$(136,456)	$(1,324,694)

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interst	Preferred Stock	Total Stockholders' Equity

Balance at March 31, 2020	35,030,339	$3,603	$3,668,916	$4,023,447	$(709,478)	$(631,664)	$6,354,824	$2,808	$475,036	$6,832,668
							-
Foreign currency translation	-	-	-	-	-	123,876	123,876	-	-	123,876
Stock compensation expense	-	-	22,177	-	-	-	22,177	-	-	22,177
Net income	-	-	-	(262,566)	-	-	(262,566)	2,990	-	(259,576)
										0
Balance at June 30, 2020	35,030,339	$3,603	$3,691,093	$3,760,881	$(709,478)	$(507,788)	$6,238,311	$5,798	$475,036	$6,719,145

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interst	Preferred Stock	Total Stockholders' Equity

Balance at March 31, 2019	35,030,339	$3,603	$3,601,956	$3,511,898	$(709,478)	$(148,032)	$6,259,947	$609	$-	$6,260,556
Issuance of non-controlling interest - Preferred stock	-	-	-	-	-	-	-	-	481,862	481,862
Foreign currency translation	-	-	-	-	-	(120,818)	(120,818)	-	-	(120,818)
Stock compensation expense	-	-	22,541	-	-	-	22,541	-	-	22,541
Net income	-	-	-	(227,471)	-	-	(227,471)	474	-	(226,997)

Balance at June 30, 2019	35,030,339	$3,603	$3,624,497	$3,284,427	$(709,478)	$(268,850)	$5,934,199	$1,083	$481,862	$6,417,144

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interst	Preferred Stock	Total Stockholders' Equity

Balance at December 31, 2019	35,030,339	$3,603	$3,646,740	$3,897,337	$(709,478)	$(259,960)	$6,578,242	$5,401	$475,036	$7,058,679
							-
Foreign currency translation	-	-	-	-	-	(247,828)	(247,828)	-	-	(247,828)
Stock compensation expense	-	-	44,353	-	-	-	44,353	-	-	44,353
Net income	-	-	-	(136,456)	-	-	(136,456)	397	-	(136,059)

Balance at June 30, 2020	35,030,339	$3,603	$3,691,093	$3,760,881	$(709,478)	$(507,788)	$6,238,311	$5,798	$475,036	$6,719,145

	35,030,339	3,603	3,691,093	3,760,881	(709,478)	(507,788)	6,238,311	5,798	475,036	6,719,145
	0	0	0	0	0	0	0	0	0	0

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interst	Preferred Stock	Total Stockholders' Equity

Balance at December 31, 2018	35,030,339	$3,603	$3,582,987	$4,609,785	$(709,478)	$(52,193)	$7,434,704	$419	$-	$7,435,123
Issuance of non-controlling interest - Preferred stock	-	-	-	-	-	-	-	-	481,862	481,862
Foreign currency translation	-	-	-	-	-	(216,657)	(216,657)	-	-	(216,657)
Stock compensation expense	-	-	41,510	(1,325,358)	-	-	(1,283,848)	-	-	(1,283,848)
Net income	-	-	-	-	-	-	-	664	-	664

Balance at June 30, 2019	35,030,339	$3,603	$3,624,497	$3,284,427	$(709,478)	$(268,850)	$5,934,199	$1,083	$481,862	$6,417,144

	35,030,339	3,603	3,624,497	3,284,427	(709,478)	(268,850)	5,934,199	1,083	481,862	6,417,144
	0		0	0	0	0	0	0	0	0

The accompanying notes are an integral part of these financial statements

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months ended June 30,	2020	2019

Cash flows from operating activities:
Net income (loss)	(136,456)	(1,324,694)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-controlling interest	(2,593)	(664)
Loss on equity investments in affiliates	-	7,062
Depreciation - fixed assets	53,929	50,984
Amortization of intangible assets	14,697	11,881
Stock options expense	44,353	41,510
Amortization of debt discount	-	8,333
Loss on extinguishment of convertible debt	-	160,419
Foreign exchange gain (loss)	-	4,748

Changes in operating assets and liabilities:
Account receivable, net	138,447	464,520
Prepaid expenses and other current assets	(154,707)	(304,772
Deposit	(8,297)	(8,639)
Deferred taxes	53,835	46,903
Account payable	507,311	132,348
Accrued expenses and other	(791,170)	(22,922)
Value added tax payable	33,300	(50,431)
Income tax payable	(7,845)	6,473
Net cash used in operating activities	(255,196)	(776,941)

Cash flows from investing activities:
Purchases of investments	(4,971)	(5,236)
Purchases of property and equipment	(9,286)	(41,044)
Purchases of intangible assets	(26,158)	(32,576)
Payments received from short-term loan receivable	82,843	15,322
Loans provided under short-term loans	(41,422)	(189,841)
Net cash provided (used) in investing activities	1,006	(253,375)

Cash flows from financing activities:
Payments on short-term loan payable	-	(130,889)
Principal payments on long-term debt	(41,405)	(43,717)
Principal payments on convertible debt	-	(200,000)
Proceeds from issuance of non-controlling interest preferred shares issued by subsidiary	-	479,923
Net cash used in financing activities	(41,405)	105,317

Effect of foreign currency translation on cash and cash equivalents	(100,136)	(69,916)

Net decrease in cash and cash equivalents	(395,731)	(994,915)

Cash and cash equivalents including restricted cash, beginning of year	2,978,784	3,408,541

Cash and cash equivalents including restricted cash, end of year	$2,583,053	$2,413,626

Supplemental disclosure of cash flow information:
Interest paid	$13,275	$6,845
Taxes paid	$13,189	$6,852

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Organization and Operations

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

●
I-ON, Ltd (Japanese subsidiary) – The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, are initially recorded using its local currency, Japanese Yen (“JPY”).  Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. All differences are reflected in profit or loss.  As of June 30, 2020 and December 31, 2019, the exchange rate was JPY 11.16 and JPY 10.63 per KRW, respectively.  The average exchange rate for the three months ended June 30, 2020 and 2019 was JPY 10.41 and JPY 9.89 per KRW, respectively.  The average exchange rate for the six months ended June 30, 2020 and 2029 was JPY 11.15 and JPY 10.42 per KRW, respectively.

●
Consolidation – Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date.  The results of operations are translated from KWR to US Dollar at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are dealt with as a component of accumulated other comprehensive income.   As of June 30, 2020 and December 31, 2019, the exchange rate was KRW 1,200.70 and KRW 1,157.80 per US Dollar, respectively.  The average exchange rate for the three months ended June 30, 2020 and 2019 was KRW 1207.10 and KRW 1,146.01, respectively. The average exchange rate for the six months ended June 30, 2020 and 2019 was KRW 1,146.01 and KRW 1,075.40, respectively.

Translation adjustments net of tax were a net gain of $123,566.00 and net loss of $120,818.00 for the three-months ended June 30, 2020 and 2019, respectively, and a net gain of $271,915.00 and net loss of $216,557.00 for the six-months ended June 30, 2020 and 2019, respectively.

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

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

	June 30, 2020	December 31, 2019
Korea
Current assets	$7,019,234	$7,821,531
Non-current assets	1,594,802	1,735,978
Current liabilities	1,922,001	2,437,550
Non-current liabilities	187,357	194,300

Japan
Current assets	$526,168	$234,710
Non-current assets	285	282
Current liabilities	311,986	101,972
Non-current liabilities	-	-

	Six-months Period Ended June 30,		Three-months Period Ended June 30,
	2020	2019	2020	2019
Korea
Net Sales	$2,878,039	$2,961,691	$1,261,970	$1,464,628

Japan
Net Sales	$1,078,424	$503,230	$408,321	$360,674

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

Restricted cash represents cash deposits which is restricted by the financial institutions for the loans the financial institutions having with the Company’s chief executive officer. The loans with the financial institutions are amounted to approximately $1,582,410 and $1,614,043 at June 30, 2020 and December 31, 2019, respectively, and expires on various days during 2020, unless extended. The loans, bearing various interest rates, are guaranteed by the Company and the restricted cash deposits of the Company are provided to the financial institutions as collateral.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development cost for three months ended June 30, 2020 and 2019 was $221,677 and $160,087, respectively, and for the six months ended June 30, 2020 and 2019 was $404,161 and $378,594, respectively.

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

The following table summarize the Company’s fair value measurements by level for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$101,670
Common stock purchase warrant	-	-	-
Equity purchase put option	-	-	101,821
Fair value, at June 30, 2020	$-	$-	$203,491

The following table summarize the Company’s fair value measurements by level at December 31, 2018 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$105,437
Common stock purchase warrant	-	-	-
Equity purchase put option	-	-	105,594
Fair value, at December 31, 2019	$-	$-	$211.031

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements

Pronouncements Not Yet Effective

●	Fair Value Measurements

In August 2018, the FASB amended "Fair Value Measurements" to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of significant unobservable inputs used in level 3 measurements. The guidance is effective for the Company with the Company’s quarterly filing for the period ended June 31, 2020 and the Company will make the required disclosure changes in that filing.  Adoption will not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

●	Goodwill

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s Interim Financial Statements.

Recently Adopted Accounting Pronouncements

●	Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3:	Long-term Debt

Long-term debt consisted of the following:

	June 30, 2020	December 31, 2019

A note payable to a financial institution bearing interest at 2.81% and 2.54% at June 30, 2020 and December 31, 2019, respectively, and guaranteed by the officer of the Company. The Company was required to make interest-only payments until December 2019, then monthly payments of both principal and interest starting from January 2020.	$333,089	$388,600

Long-term debt	$333,089	$388,600
Less: current portion	(145,732)	(194,300)
Long-term debt, net of current portion	$187,357	$194,300

The long-term debts contain certain covenants, and the Company was in compliance with the covenants.

NOTE 4:	Line of Credit

The Company has lines of credit with financial institutions for total amount of approximately $3,400,000 that expires in various months in 2020, unless extended. There was no outstanding balance under the credit lines at December 31, 2019. The lines of credit, bearing various interest rates are guaranteed by the officer of the Company.

The Company has an arrangement with its customers and a financial institution, in which the Company’s customers issue electronic invoices with the Company as the recipient. The Company can use these receivables as collaterals for loans up to approximately $5,000,000 and $5,100,000 as of June 30, 2020 and December 31, 2019, respectively. The Company receives its payments due when the customer fully pays the invoices to the financial institution. The interest rates vary depending on the Company’s customers’ credit ratings. The Company has no borrowings outstanding as of June 30, 2020 and December 31, 2019, respectively. The maturity date of the arrangement varies on the dates of the original transactions.

NOTE 5:	Short Term Loan Payable

The Company has a short-term loan with a financial institution bearing interest rate of 2.54% expiring July 30, 2020.  All amounts outstanding is due on July 30, 2020, however, the Company may make earlier payments without any penalty.  The total amount outstanding was approximately $458,000 and $475,000 at June 30, 2020 and December 31, 2019, respectively.  The short-term loan is guaranteed by the officer of the Company.

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

The Company had the following equity investment accounted under the equity method:

	As of June 30, 2020 and December 31, 2019
Equity investee	Type of Shares Owned	Number of Shares Owned	Original Investment Amount	Equity Investment Ownership
ACDC Consulting VN PTE Ltd	Common stock	40	$9,507.85	20%

Since, ACDC Consulting VN PTE Ltd. does not quarterly book closing, the Company cannot get the financial information of ACDC Consulting VN PTE Ltd. ACDC Consultiong VN PTE Ltd. recognized $30.75 as the operation income in 2019.

Available-for-sale securities

The Company’s investments also include privately-held companies, where quoted market prices are not available, and the cost method, combined with other intrinsic information, is used to assess the fair value of the investment.

The following table summarize the Company’s investment securities:

Available-for-sale securities	Percentage of Ownership	June 30, 2020	December 31, 2019
4Grit	2.50%	$41,646	$43,189
E-channel	0.07%	$39,390	$40,849
KSFC	0.00%	$10,953	$11,359
ACDC Consulting VN PTE LTD	20.00%	$9,681	$10,040
Total investment securities		$101,670	$105,437

Note 7.	Beneficial Conversion Feature and Common Stock Warrant

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

Changes to fair value at the end of each reporting period is recorded as other income or expense in the consolidated statements of income. The following table summarizes the changes in the Level 3 financial instrument related to the derivate asset for the equity put option:

Fair value, at December 31, 2019	$105,594
Issuance of equity purchase put option	-
Change in fair value	(3,773)
Fair value, at June 30, 2020	$101,821

NOTE 8:	Commitments and Contingencies

Royalty

On February 15, 2006, the Company agreed to provide the rights to Ashisuto to sell the products in the Japanese market. Per the agreement, the contract period is automatically extended by 5 years up to 20 years.

Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2020. The lease is automatically extended upon agreement of both parties. Rent expense for all operating leases for the three-months ended June 30, 2020 and 2019 was $23,962 and $37,267 respectively, and for the six-months ended June 30, 2020 and 2019 was $59,150 and $73,298, respectively.

NOTE 9:	Related Party Transactions

The Company receives loan guarantees from the chief executive officer with regards to its long-term borrowing and the Company provides restricted cash as collateral to the Company’s chief executive officer’s loans.

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted net income per common share:

	Three-months Period Ended June 30,		Six-months Period Ended June 30,
Periods Ended	2020	2019	2020	2019

Net income (loss) before non-controlling interest	$(2599,576)	$(227,471)	$(136,059)	$(1,325,358)
Non-controlling interest	2,990	474	397	664
Net income (loss)	(262,566)	(227,945)	(136,456)	(1,324,694)

Weighted-average shares of common stock outstanding:
Basic	35,030,339	35,030,339	35,030,339	35,030,339
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-	-	-
Dilutive shares	35,030,339	35,030,339	35,030,339	35,030,339

Earnings per share - Basic
Net income (loss) before non-controlling interest	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Non-controlling interest	$0.00	$0.00	$0.00	$0.00
Earnings per share to stockholders	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Non-controlling interest	$0.00	$0.00	$0.00	$0.00
Earnings per share to stockholders	$(0.01)	$(0.01)	$(0.01)	$(0.04)

No non-vested share awards or non-vested share unit awards were antidilutive for the six months ended June 30, 2020 and 2019.

NOTE 11:	Non-Controlling Interest-Issuance of Preferred Stock by Subsidiary

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

The Company evaluated all events or transactions that occurred after June 30, 2020 up through the date the unaudited consolidated financial statements were available to be filed. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the six months ended June 30, 2020.

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

Our unaudited interim consolidated financial statements for the three and six months ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2019, as filed in our annual report on Form 10-K.

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

At the effective time of the Merger, our board of directors and officers were reconstituted by the appointment of Jae Cheol Oh as Chairman, Chief Executive Officer, and Chief Financial Officer, Hong Rae Kim as Executive Director and Jae Ho Cho as Director.  Michael Rapport resigned as President, Chief Executive Officer, and Chairman in connection with the Transaction and Evan Rapport resigned as Vice President and Director, Kenneth Wiedrich resigned as Chief Financial Officer and Director and Kyle Leingang resigned as Secretary. Roy Robertson, Mark Lamb, Joe Ryan, and Kevin Hammons resigned as members of the Board of Directors and their respective committees.

On March 21, 2019, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company to I-ON Digital Corp.

I-ON Digital

Following the Merger, as described more fully herein, the Company adopted the business plan of I-ON. I-ON was founded by Jae Cheol Oh, who currently serves as CEO. The Company’s roots are in IT consultancy and software development. I-ON services South Korea’s enterprise content management system’s (CMS) market and specializes in advancing market-leading internet software applications to capitalize on rapidly growing market sectors.

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

Results of Operations

Comparison of results of operations for the three months ended June 30, 2020 as Compared to the three months ended June 30, 2019

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Three Month Ended
	June 30, 2020		June 30, 2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$1,670,291	100.0%	$1,825,302	100.0%	$(155,011)	-8.5%
Cost of goods sold	1,169,022	70.0%	1,353,312	74.1%	(184,290)	-13.6%
Gross profit (loss)	501,269	30.0%	471,990	25.9%	29,279	6.2%

Operating expense:
Research and development	221,677	13.3%	160,087	8.8%	61,590	38.5%
General and administrative	457,216	27.4%	521,733	28.6%	(64,517)	-12.4%
Total operating expense	678,893	40.6%	681,820	37.4%	(2,927)	-0.4%

Loss from operations	(177,624)	-10.6%	(209,830)	-11.5%	32,206	-15.3%

Other income (expense):
Loss on extinguishment of debt	-	0.0%	-	0.0%	-	n/a
Interest income	12,991	0.8%	-	-	12,991	n/a
Foreign currency transaction gain(loss)	10,356	0.6%			10,356	n/a
Miscellaneous income, net	3,668	0.2%	55,863	3.1%	(52,195)	-93.4%
Interest expense	(7,340)	-0.4%	(30,564)	-1.7%	23,224	-76.0%
Total other income (expense), net	19,675	1.2%	25,299	1.4%	(5,624)	-22.2%

Loss before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	(157,949)	-9.5%	(184,531)	-10.1%	26,582	-14.4%

Provision for income tax	101,627	6.1%	39,434	2.2%	62,193	157.7%

Net loss before income or loss on equity investments in affiliates and non-controlling interest	(259,576)	-15.5%	(223,965)	-12.3%	(35,611)	15.9%

Income (Loss) on equity investments	-	0%	(3,506)	-0.2%	3,506	-100.0%

Net loss before non-controlling interest	(259,576)	-15.5%	(227,471)	-12.5%	(32,105)	14.1%

Non-controlling interest income (loss)	2,990	0.2%	474	0.0%	2,516	530.8%

Net loss	$ (262,566)	-15.7%	$ (227,945)	-12.4%	$(35,569)	15.7%

Net Sales

Net sales decreased by $155,011, or 8.5%, to $1,670,291 for the three months ended June 30, 2020 from $1,825,302 for the three months ended June 30, 2019. The change in net sales reflected the following:

- License customization revenue decreased by approximately $210,979 from approximately $974,958 for the three months ended June 30, 2019 to $763,978 for the three months ended June 30, 2020 due to the unprecedented condition surrounding COVID-19 pandemic spreading throughout South Korea, the current and potential customers postponed or reduced IT service engagements.

- Maintenance revenue increased by approximately $14,447 from approximately $504,013 for the three months ended June 30, 2019 to $518,460 for the three months ended June 30, 2020. Maintenance service was sustained due to the strong relationship with the current customers. The Company plans to exit this project going forward.

Cost of Goods Sold

Cost of goods sold decreased by $184,290 or 13.6%, to $1,169,022 for the three months ended June 30, 2020 from $1,353,312 for the three months ended June 30, 2019.  The decrease was primarily due to decrease in consultant fee.

Gross Profit (Loss)

Gross profit increased by $29,279, or 6.2%, from gross profit of $471,990, or 25.9% of net sales, for the three months ended June 30, 2019, to gross profit of $501,269, or 30.0% of net sales, for the three months ended June 30, 2020.

The increase was mainly due to decreased in outsourcing service costs.

Research and Development

Research and development expenses increased by $61,590 or 38.5%, to $221,677 for the three months ended June 30, 2020 from $160,087 for the three months ended June 30, 2019.  The increase was due to increase in outsource development fees.

General and Administrative

General and administrative expenses decreased by $64,517 or 12.4%, from $521,733 for the three months ended June 30, 2019, to $457,216 for the three months ended June 30, 2020.  The change was consistent with previous period.

Other Income (Expense)

Other income (expense) change was primarily due to decrease in miscellaneous income from Japan.

Provision for Income Tax

Change in tax provision was not material.

Comparison of results of operations for the six months ended June 30, 2020 as Compared to the six months ended June 30, 2019

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Six Month Ended
	June 30, 2020		June 30, 2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$3,956,463	100.0%	$3,464,921	100.0%	$491,542	14.2%
Cost of goods sold	2,738,424	69.2%	3,168,667	91.4%	(430,243)	-13.6%
Gross profit (loss)	1,218,039	30.8%	296,254	8.6%	921,785	311.1%

Operating expense:
Research and development	404,161	10.2%	378,594	10.9%	25,567	6.8%
General and administrative	921,630	23.3%	1,005,795	29.0%	(84,165)	-8.4%
Total operating expense	1,325,791	33.5%	1,384,389	40.0%	(58,598)	-4.2%

Loss from operations	(107,752)	-2.7%	(1,088,135)	-31.4%	980,383	-90.1%

Other income (expense):
Loss on extinguishment of debt	-	-	(160,419)	-4.6%	(160,419)	n/a
Interest income	22,970	0.6%	-	-	22,970	n/a
Foreign currency transaction gain(loss)	10,978	0.3%	-	-	10-978	n/a
Miscellaneous income, net	59,206	1.5%	39,382	1.1%	19,824	50.3%
Interest expense	(13,276)	-0.3%	(45,147)	-1.3%	31,871	-70.6%
Total other income (expense), net	79,878	2.0%	(166,184)	-4.84%	246,062	-148.1%

Loss before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	(27,874)	-0.7%	(1,254,319)	-36.2%	1,226,445	-97.8%

Provision for income tax	108,185	2.7%	63,977	1.8%	44,208	69.1%

Net loss before income or loss on equity investments in affiliates and non-controlling interest	(136,059)	-3.4%	(1,318,296)	-38.0%	1,182,237	-89.7%

Income (Loss) on equity investments	-	-0.0%	(7,062)	-0.2%	7,062	-100.0%

Net loss before non-controlling interest	(136,059)	-3.4%	(1,325,358)	-38.3%	1,189,299	-89.7%

Non-controlling interest income (loss)	397	0.0%	664	0.0%	(267)	-40.2%

Net loss	$ (136,456)	-3.4%	$ (1,326,694)	-38.2%	$1,188,238	-89.7%

Net Sales

Net sales increased by $491,542, or 14.2%, to $3,956,463 for the six months ended June 30, 2020 from $3,464,921 for the six months ended June 30, 2019. The change in net sales reflected the following:

- Solution installation revenue increased by approximately $405,052 from approximately $100,170 for the six months ended June 30, 2019 to $505,222 for the six months ended June 30, 2020 due to the Company focusing in sales effort in this area and signing up new projects with various customers since June 30, 2019 to June 30, 2020.  The new projects were recognized mainly for three months ended on March 31, 2020.

Cost of Sales

Cost of sales decreased by $430,243 or 13.6%, to $2,738,424 for the six months ended June 30, 2020 from $3,168,667 for the six months ended June 30, 2019.  The decrease was primarily due to outsourced service fees. The outsourced service fees decreased by $499,645 or 42%, to $689,875 for the six months ended June 30, 2020 from $1,189,520 for the six months ended June 30, 2019.

Gross Profit (Loss)

Gross profit increased by $921,785, or 75.7%, to gross profit of  $1,218,039, or 30.8% of net sales, for the six months ended June 30, 2020, from gross loss of $296,254, or 8.6% of net sales, for the three six months ended June 30, 2019.

The increase was due to an increase in sales and a decrease in outsourced service fees compared to the previous year.

Research and Development

Research and development expenses increased by $25,567 or 6.8%, to $404,161 for the six months ended June 30, 2020 from $378,594 for the six months ended June 30, 2019.  The increase was due to increase in outsource development fees.

General and Administrative

General and administrative expenses decreased by $84,165 or 8.4%, to $921,630 for the six months ended June 30, 2020 from $1,005,795 for the six months ended June 30, 2019.  The decrease was due to decrease in commission fees.

Other Income (Expense)

Other income (expense) change was primarily due to loss on extinguishment of debt in the amount of $160,419 due to pay-off of convertible debt for the six months ended June 30, 2019 and increase in miscellaneous income for the six months ended June 30, 2020.

Provision for Income Tax

Change in tax provision was not material.

Liquidity and Capital Resources

At June 30, 2020, the Company had cash and cash equivalents of [$2,853,053]. We estimate that we will require up to $3,000,000 of capital for the next twelve months of operations. We estimate that our expenses will be comprised primarily of general expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.

	Six Months Ended June 30,		Changes
	2020	2019	Amount	%
Net cash used in operating activities	(255,196)	(776,941)	521,744	-67.2%
Net cash provided (used) in investing activities	1,006	(253,375)	254,381	-100.4%
Net cash used in financing activities	(41,405)	105,317	(146,722)	-139.3%
Effect of foreign currency translation on cash and cash equivalents	(100,136)	(69,916)	(30,220)	-43.2%
Net decrease in cash and cash equivalents	(395,731)	(994,915)	599,184	-60.2%

Operating Activities

Cash used in operating activities for the six months ended June 30, 2020 was $255,196, compared to $776,941 for the six months ended June 30, 2019, a decrease of $521,744, or approximately 67.2%.  The decrease in cash used in operating activities was due to primarily decrease in accrued expenses of $221,470, for the six months ended June 30, 2020 compared to accrued expenses of $22,922 for the six months ended June 30, 2019.

Investing Activities

Cash provided in investing activities for the six months ended June 30, 2020 was $1,006, compared to cash used amount of $253,375 for the six months ended June 30, 2019.  The cash provided in investing activities was mainly due to net increase in payments received from short-term loan receivable of $41,422 for the six months ended June 30, 2020 compared to $15,322 for the six months ended June 30, 2019.

Financing Activities

Cash provided in financing activities for the six months ended June 30, 2020 was $41,405, compared to $105,317 for the six months ended June 30, 2019, an increase of $146,722.  The increase was primarily due to proceeds from issuance of preferred stock during the second quarter.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2020, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

Management is currently evaluating remediation plans for the above control deficiencies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities

None.

Item 3.	Defults Upon Senier Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibit

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2020	I-ON DIGITAL CORP.

	By:	/s/ Jae Cheol Oh
Name: Jae Cheol Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)