Form 10-Q
period 2020-09-30
I-ON Digital Corp.
filed 2020-11-12
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IONI	OTC Markets

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2020
Common Stock, $0.0001 par value per share	35,030,339 shares

PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of I-ON Digital Corp. and subsidiary (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

I-ON Digital Corp. and Subsidiary

I-ON Digital Corp. and Subsidiary
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2020	December 31, 2019

ASSETS

Current assets:
Cash and cash equivalents	$3,512,005	$1,337,741
Restricted cash	1,619,088	1,641,043
Short-term financial instruments	707,286	716,013
Short-term loan receivable	152,488	197,741
Accounts receivables, net of allowance for doubtful accounts $711,512 and $721,160, respectively	1,244,304	2,875,384
Deferred tax assets - current	229,652	232,766
Prepaid expenses and other current assets	1,263,770	1,055,553
Total current assets	8,728,593	8,056,241

Non-current assets:
Investments	145,782	105,437
Property and equipment, net	127,111	203,754
Intangible assets, net	202,620	192,868
Deposits	366,778	354,300
Derivative asset	104,181	105,594
Deferred tax assets - non current	683,844	774,307
Total non-current assets	1,630,316	1,736,260

Total Assets	$10,358,909	$9,792,501

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$387,049	$48,802
Accrued expenses and other	1,338,769	1,705,485
Value added tax payable	183,036	107,717
Income tax payable	-	8,179
Short-term loan payable	468,683	475,039
Current portion of long term debt	74,555	194,300
Government grants outstanding	517,287	-
Total current liabilities	2,969,379	2,539,522
Long term debt, net of current portion	191,700	194,300

Total liabilities	3,161,079	2,733,822

Commitments and contingencies

Stockholders’ Equity
Common stock - $0.0001 par value; authorized 100,000,000 shares; 35,030,339 shares issued and outstanding at September 30, 2020 and December 31, 2019	3,503	3,603
Treasury stock	(709,478)	(709,478)
Additional paid-in-capital	3,713,370	3,646,740
Accumulated other comprehensive loss	(344,885)	(259,960)
Accumulated retained earnings	4,054,461	3,897,337
Total company stockholders’ equity	6,716,971	6,578,242
Preferred stock (I-ON Korea) - $.4380 par value; authorized 2,000,000 shares; 157,142 shares issued and outstanding at September 30, 2020 and none at December 31, 2019.	475,036	475,036
Non-controlling interests	5,823	5,401
Total stockholders’ equity	7,197,830	7,058,679

Total Liabilities and Stockholders’ Equity	$10,358,909	$9,792,501

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	Three-Month Ended September 30,		Nine-Month Ended September 30,
	2020	2019	2020	2019

Net sales	$2,306,668	$1,818,347	$6,263,131	$5,283,268
Cost of goods sold	1,497,499	1,071,363	4,235,923	4,240,030
Gross profit	809,169	746,984	2,027,208	1,043,238

Operating expense:
Research and development	96,932	63,312	501,093	441,906
General and administrative	389,215	534,672	1,310,845	1,540,467
Total operating expense	486,147	597,984	1,811,938	1,982,373

Income (loss) from operations	323,022	149,000	215,270	(939,135)

Other income (expense):
Loss on extinguishment of debt	-	-	-	(160,419)
Interest income	10,037	-	33,007	-
Foreign currency transaction gain (loss)	(535)	-	10,443	-
Miscellaneous income (expense), net	(8,977)	4,095	50,229	43,477
Interest expense	(5,194)	-	(18,470)	(45,147)
Total other income (expense), net	(4,669)	4,095	75,209	(162,089)

Income (loss) before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	318,353	153,095	290,479	(1,101,224)

Provision for income tax	24,748	(53,176)	132,933	10,801

Net income (loss) before income or loss on equity investments in affiliates and non-controlling interest	293,605	206,271	157,546	(1,112,025)

Income (loss) on equity investments	-	7,062	-	-

Net income (loss) before non-controlling interest	293,605	213,333	157,546	(1,112,025)

Non-controlling interest income (loss)	25	(90)	422	574

Net income (loss)	$293,580	$213,423	$157,124	$(1,111,451)

Comprehensive income statement:
Net income (loss)	293,605	213,333	157,546	(1,112,025)
Foreign currency translation loss	(162,903)	(259,523)	(84,925)	(476,180)
Total comprehensive income (loss)	456,508	(46,190)	72,621	(1,588,205)

Earnings per share – Basic
Net income (loss) before non-controlling interest	0.01	0.01	0.01	(0.03)
Non-controlling interest	0.00	(0.00)	0.00	0.00
Earnings per share to stockholders	0.01	0.01	0.01	(0.03)

Earning per share – Diluted
Net income (loss) before non-controlling interest	0.01	0.01	0.01	(0.03)
Non-controlling interest	0.00	(0.00)	0.00	0.00
Earning per share to stockholders	0.01	0.01	0.01	(0.03)

Weighted average number of common shares outstanding :
Basic	35,030,339	35,030,339	35,030,339	35,030,339
Diluted	35,030,339	35,030,339	35,030,339	35,030,339

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interst	Preferred Stock	Total Stockholders' Equity

Balance at July 1, 2020	35,030,339	$3,603	$3,691,093	$3,760,881	$(709,478)	$(507,788)	$6,238,311	$5,798	$475,036	$6,719,145

Reclassification of issuance of common stock in connection with equity purchase agreement	-	(100)	100	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	162,903	162,903	-	-	162,903
Stock compensation expense	-	-	22,177		-	-	22,177	-	-	22,177
Net income (loss)	-	-	-	293,580	-	-	293,580	25	-	293,605

Balance at September 30, 2020	35,030,339	$3,503	$3,713,370	$4,054,461	$(709,478)	$(344,885)	$6,716,971	$5,823	$475,036	$7,197,830

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interst	Preferred Stock	Total Stockholders' Equity

Balance at July 1, 2019	35,030,339	$3,603	$3,624,497	$3,284,427	$(709,478)	$(268,850)	$5,934,199	$1,083	$481,862	$6,417,144
Foreign currency translation	-	-	-	-	-	(259,523)	(259,523)	-	-	(259,523)
Stock compensation expense	-	-	22,243	-	-	-	22,243	-	-	22,243
Net income (loss)	-	-	-	213,333	-	-	213,333	(90)	-	213,243

Balance at September 30, 2019	35,030,339	$3,603	$3,646,740	$3,497,760	$(709,478)	$(528,373)	$5,910,252	$993	$481,862	$6,393,107

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interst	Preferred Stock	Total Stockholders' Equity

Balance at January 1, 2020	35,030,339	$3,603	$3,646,740	$3,897,337	$(709,478)	$(259,960)	$6,578,242	$5,401	$475,036	$7,058,679

Reclassification of issuance of common stock in connection with equity purchase agreement	-	(100)	100	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	(84,925)	(84,925)	-	-	(84,925)
Stock compensation expense	-	-	66,530	-	-	-	66,530	-	-	66,530
Net income (loss)	-	-	-	157,124	-	-	157,124	422	-	157,546

Balance at September 30, 2020	35,030,339	$3,503	$3,713,370	$4,054,461	$(709,478)	$(344,885)	$6,716,971	$5,823	$475,036	$7,197,830

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interst	Preferred Stock	Total Stockholders' Equity

Balance at January 1, 2019	35,030,339	$3,603	$3,582,987	$4,609,785	$(709,478)	$(52,193)	$7,434,704	$419	$-	$7,435,123
Issuance of non-controlling interest - Preferred stock	-	-	-	-	-	-	-	-	481,862	481,862
Foreign currency translation	-	-	-	-	-	(476,180)	(476,180)	-	-	(476,180)
Stock compensation expense	-	-	63,753	-	-	-	63,753	-	-	63,753
Net income (loss)	-	-	-	(1,112,025)	-	-	(1,112,025)	574	-	(1,111,451)

Balance at September 30, 2019	35,030,339	$3,603	$3,646,740	$3,497,760	$(709,478)	$(528,373)	$5,910,252	$993	$481,862	$6,393,107

The accompanying notes are an integral part of these financial statements

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	September 30, 2020	September 30, 2019

Cash flows from operating activities:
Net income (loss)	$157,124	$(1,111,451)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-controlling interest	422	574
Depreciation - fixed assets	81,576	237,656
Amortization of intangible assets	21,914	17,018
Stock options expense	66,530	63,753
Foreign exchange gain (loss)	-	6,551

Changes in operating assets and liabilities:
Account receivable, net	1,644,070	202,824
Prepaid expenses and other current assets	(217,295)	(683,243)
Deposit	(16,827)	(8,529)
Deferred taxes	78,287	(6,036)
Account payable	243,618	242,113
Accrued expenses and other	(336,097)	89,983
Value added tax payable	75,019	37,960
Income tax payable	(7,887)	2,618
Net cash provided by (used in) operating activities	1,790,454	(908,209)

Cash flows from investing activities:
Proceeds from sale (purchases of) investments	(41,641)	14,129
Purchases of property and equipment	(9,336)	(286,811)
Purchases of intangible assets	(33,966)	(32,122)
Payments received from short-term loan receivable	83,282	14,582
Loans provided under short-term loans	(41,641)	(201,300)
Net cash used in investing activities	(43,302)	(491,522)

Cash flows from financing activities:
Payments on short-term loan payable	-	(129,068)
Principal payments on long-term debt	(114,488)	(64,611)
Principal payments on convertible debt	-	(200,000)
Proceeds from issuance of non-controlling interest preferred shares issued by subsidiary	-	473,246
Net receipt of government grants	505,552	-
Net cash provided by financing activities	391,064	79,567

Effect of foreign currency translation on cash and cash equivalents	14,093	(8,606)

Net increase (decrease) in cash and cash equivalents	2,152,309	(1,328,770)

Cash and cash equivalents including restricted cash, beginning of year	2,978,784	3,408,541

Cash and cash equivalents including restricted cash, end of year	$5,131,093	$2,079,771

Supplemental disclosure of cash flow information:
Interest paid	$18,470	$6,750
Taxes paid	$19,764	$6,757

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Organization and Operations

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

●
I-ON, Ltd (Japanese subsidiary) – The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, are initially recorded using its local currency, Japanese Yen (“JPY”).  Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. All differences are reflected in profit or loss.  As of September 30, 2020 and December 31, 2019, the exchange rate was JPY 11.12 and JPY 10.63 per KRW, respectively.  The average exchange rate for the three months ended September 30, 2020 and 2019 was JPY 11.17 and JPY 11.12 per KRW, respectively.  The average exchange rate for the nine months ended September 30, 2020 and 2019 was JPY 11.17 and JPY 10.66 per KRW, respectively.

●
Consolidation – Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date.  The results of operations are translated from KWR to US Dollar at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are dealt with as a component of accumulated other comprehensive income.   As of September 30, 2020 and December 31, 2019, the exchange rate was KRW 1,173.50 and KRW 1,157.80 per US Dollar, respectively.  The average exchange rate for the three months ended September 30, 2020 and 2019 was KRW 1207.10 and KRW 1,193.24, respectively. The average exchange rate for the nine months ended September 30, 2020 and 2019 was KRW 1,200.74 and KRW 1,162.18, respectively.

Translation adjustments net of tax were a net gain of $44,864.00 and net loss of $259,523 for the three-months ended September 30, 2020 and 2019, respectively, and a net gain of $292,692 and net loss of $476,180 for the nine-months ended September 30, 2020 and 2019, respectively.

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

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

	September 30, 2020	December 31, 2019
Korea
Current assets	$8,212,307	$7,821,531
Non-current assets	1,630,025	1,735,978
Current liabilities	2,675,984	2,437,550
Non-current liabilities	191,700	194,300

Japan
Current assets	$216,286	$234,710
Non-current assets	291	282
Current liabilities	293,395	101,972
Non-current liabilities	-	-

	Nine-months Ended September 30,		Three-months Ended September 30,
	2020	2019	2020	2019
Korea
Net Sales	$4,882,750	$4,614,262	$2,004,711	$1,652,572

Japan
Net Sales	$1,380,381	$669,006	$301,957	$165,775

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

Restricted cash represents cash deposits which is restricted by the financial institutions for the loans the financial institutions having with the Company’s chief executive officer. The loans with the financial institutions are amounted to approximately $1,619,088 and $1,641,043 at September 30, 2020 and December 31, 2019, respectively, and expires on various days during 2020, unless extended. The loans, bearing various interest rates, are guaranteed by the Company and the restricted cash deposits of the Company are provided to the financial institutions as collateral.

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

The Company’s restricted cash relates to the Company’s Chief Executive Officer’s personal loan arrangements with a bank which is typically in compliance with the law of Korea. This restrictions on cash may be considered a violation of Section 402 of the Sarbanes-Oxley Act of 2002. The Company is in process with the bank to potentially have the restrictions removed which may be by end of the fiscal year 2020.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development cost for three months ended September 30, 2020 and 2019 was $96,932 and $63,312, respectively, and for the nine months ended September 30, 2020 and 2019 was $501,093 and $441,906, respectively.

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

The following table summarize the Company’s fair value measurements by level for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$145,782
Equity purchase put option	-	-	104,181
Fair value, at September 30, 2020	$-	$-	$249,963

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3:	Long-term Debt

Long-term debt consisted of the following:

	September 30, 2020	December 31, 2019

A note payable to a financial institution bearing interest at 2.81% and 2.54% at September 30, 2020 and December 31, 2019, respectively, and guaranteed by the officer of the Company. The Company was required to make interest-only payments until December 2019, then monthly payments of both principal and interest starting from January 2020.	$266,255	$388,600

Long-term debt	$266,255	$388,600
Less: current portion	(74,555)	(194,300
Long-term debt, net of current portion	$191,700	$194,300

The long-term debts contain certain covenants, and the Company was in compliance with the covenants.

NOTE 4:	Line of Credit

The Company has lines of credit with financial institutions for total amount of approximately $3,400,000 that expires in various months in 2020, unless extended. There was no outstanding balance under the credit lines at December 31, 2019. The lines of credit, bearing various interest rates are guaranteed by the officer of the Company.

The Company has an arrangement with its customers and a financial institution, in which the Company’s customers issue electronic invoices with the Company as the recipient. The Company can use these receivables as collaterals for loans up to approximately $5,100,000 and $5,100,000 as of September 30, 2020 and December 31, 2019, respectively. The Company receives its payments due when the customer fully pays the invoices to the financial institution. The interest rates vary depending on the Company’s customers’ credit ratings. The Company has no borrowings outstanding as of September 30, 2020 and December 31, 2019, respectively. The maturity date of the arrangement varies on the dates of the original transactions.

NOTE 5:	Short Term Loan Payable

The Company has a short-term loan with a financial institution bearing interest rate of 2.54% expiring July 16, 2021.  All amounts outstanding is due on July 16, 2021, however, the Company may make earlier payments without any penalty.  The total amount outstanding was approximately $469,000 and $475,000 at September 30, 2020 and December 31, 2019, respectively.  The short-term loan is guaranteed by the officer of the Company.

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

	As of September 30, 2020 and December 31, 2019
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

The following table summarize the Company’s investment securities:

Available-for-sale securities	Percentage of Ownership	September 30, 2020	December 31, 2019
4Grit	2.50%	$42,611	$43,189
E-channel	0.07%	$40,303	$40,849
KSFC	0.00%	$11,207	$11,359
ACDC Consulting VN PTE LTD	20.00%	$9,906	$10,040
Jayoo Soft	98.00%	$41,755	-
Total investment securities		$145,782	$105,437

Note 7.	Beneficial Conversion Feature and Common Stock Warrant

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

Changes to fair value at the end of each reporting period is recorded as other income or expense in the consolidated statements of income. The following table summarizes the changes in the Level 3 financial instrument related to the derivate asset for the equity put option:

Fair value, at December 31, 2019	$105,594
Issuance of equity purchase put option	-
Change in fair value	(1,413)
Fair value, at September 30, 2020	$104,181

NOTE 8:	Commitments and Contingencies

Royalty

On February 15, 2006, the Company agreed to provide the rights to Ashisuto to sell the products in the Japanese market. Per the agreement, the contract period is automatically extended by 5 years up to 20 years.

Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2020. The lease is automatically extended upon agreement of both parties. Rent expense for all operating leases for the three-months ended September 30, 2020 and 2019 was $23,962 and $35,119 respectively, and for the nine-months ended September 30, 2020 and 2019 was $59,150 and $108,417, respectively.

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Periods Ended	2020	2019	2020	2019

Net income (loss) before non-controlling interest	$293,605	$213,333	$157,546	$(1,112,025)
Non-controlling interest	25	(90)	422	574
Net income (loss)	293,580	213,423	157,124	(1,111,451)

Weighted-average shares of common stock outstanding:
Basic	35,030,339	35,030,339	35,030,339	35,030,339
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-	-	-
Dilutive shares	35,030,339	35,030,339	35,030,339	35,030,339

Earnings per share - Basic
Net income (loss) before non-controlling interest	$0.01	$0.01	$0.01	$(0.03)
Non-controlling interest	$0.00	$0.00	$0.00	$0.00
Earnings per share to stockholders	$0.01	$0.01	$0.01	$(0.03)

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$0.01	$0.01	$0.01	$(0.03)
Non-controlling interest	$0.00	$0.00	$0.00	$0.00
Earnings per share to stockholders	$0.01	$0.01	$0.01	$(0.03)

No non-vested share awards or non-vested share unit awards were antidilutive for the nine months ended September 30, 2020 and 2019.

NOTE 11:	Non-Controlling Interest-Issuance of Preferred Stock by Subsidiary

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

The convertible preferred shares meet definition of equity instrument and contain call option that is not outside the Company’s control and the conversion to common stock is at a fixed determinable share conversion price at KRW 3,500 per share.

NOTE 12:	Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2020 up through the date the unaudited consolidated financial statements were available to be filed. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the nine months ended September 30, 2020.

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

Our unaudited interim consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2019, as filed in our annual report on Form 10-K.

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

I-ON has invested and continues to spend substantial revenue on research and development.  The Company has over 100 employees as of December 31, 2019, approximately 90% of whom are considered full-time.  Research and development typically comprises of approximately 80 junior, mid to senior level engineers and developers, most of whom are based at the Company’ headquarters located at 15 Teheran-ro 10-gil, Gangnam-gu, Seoul, South Korea, 06234.

Results of Operations

Comparison of results of operations for the three months ended September 30, 2020 as Compared to the three months ended September 30, 2019

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Three Months Ended
	September 30, 2020		September 30, 2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$2,306,668	100.0%	$1,818,347	100.0%	$488,321	26.9%
Cost of goods sold	1,497,499	64.9%	1,071,363	58.9%	426,136	39.8%
Gross profit	809,169	33.7%	746,984	41.1%	62,185	8.3%

Operating expense:
Research and development	96,932	4.2%	63,312	3.5%	33,620	53.1%
General and administrative	389,215	16.9%	534,672	29.4%	(145,457)	27.2%
Total operating expense	486,147	21.1%	597,984	32.9%	(111,837)	18.47%

Income from operations	323,022	14.0%	149,000	8.2%	174,022	116.8%

Other income (expense):
Loss on extinguishment of debt	-	0.0%	-	0.0%	-	n/a
Interest income	10,037	0.4%	-	0.0%	10,037	n/a
Foreign currency transaction gain(loss)	(535)	0.0%			(535)	n/a
Miscellaneous income (expense), net	(8,977)	-0.4%	4,905	0.2%	(13,072)	-319.2%
Interest expense	(5,194)	-0.2%	-	0.0%	(5,194)	n/a
Total other income (expense), net	(4,669)	-0.2%	4,095	0.2%	(8,764)	-214.0%

Income before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	318,353	13.8%	153,095	8.4%	165,258	107.9%
Provision for income tax	24,748	1.1%	(53,176)	-2.9%	77,924	-146.5%

Net income before income or loss on equity investments in affiliates and non-controlling interest	293,605	12.7%	206,271	11.3%	87,334	42.3%

Income (Loss) on equity investments	-	0%	7,062	0.4%	(7,062)	-100.0%

Net income before non-controlling interest	293,605	12.7%	213,333	11.7%	80,272	37.6%

Non-controlling interest income (loss)	25	0.0%	(90)	0.0%	115	-127.8%

Net income	$293,580	12.7%	$ 213,243	11.7%	$80,337	37.7%

Net Sales

Net sales increased by $488,321, or 26.9%, to $2,306,668 for the three months ended September 30, 2020 from $1,818,347 for the three months ended September 30, 2019. The change in net sales reflected the following:

- License customization revenue increased by approximately $192,231 from approximately $1,405,559 for the three months ended September 30, 2019 to $1,213,328 for the three months ended September 30, 2020 due to increase in new large projects with Samsung, SK, LG, etc.

- Maintenance revenue increased by approximately $297,293 from approximately $653,488 for the three months ended September 30, 2019 to $356,196 for the three months ended September 30, 2020. Maintenance service was sustained due to the strong relationship with the current customers. The Company plans to exit this project going forward.

Cost of Goods Sold

Cost of goods sold increased by $426,136 or 39.8%, to $1,497,499 for the three months ended September 30, 2020 from $1,071,363 for the three months ended September 30, 2019. The increase was primarily due to using outsourcing services and increase in employees.

Gross Profit (Loss)

Gross profit increased by $62,185, or 8.3%, from gross profit of $746,984, or 41.1& of net sales, for the three months ended September 30, 2019, to gross profit of $809,169 or 35.1% of net sales, for the three months ended September 30, 2020. The increase was mainly due to increase in new projects of customization maintenance.

Research and Development

Research and development expenses increased by $33,620 or 53.1%, to $96,932 for the three months ended September 30, 2020 from $63,312 for the three months ended September 30, 2019.  The increase was due to increase in outsource development fees.

General and Administrative

General and administrative expenses decreased by $145,457 or 27.2%, from $534,672 for the three months ended September 30, 2019, to $389,215 for the three months ended September 30, 2020.  The Change was primarily due to decrease in training expense and service fee.

Other Income (Expense)

Other income (expense) change was primarily due to decrease in miscellaneous income from Japan.

Provision for Income Tax

Change in tax provision was not material.

Comparison of results of operations for the nine months ended September 30, 2020 as Compared to the nine months ended September 30, 2019

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Nine Months Ended
	September 30, 2020		September 30, 2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$6,263,131	100.0%	$5,283,268	100.0%	$979,863	18.5%
Cost of goods sold	4,235,923	67.6%	4,240,030	80.3%	(4,107)	-0.1%
Gross profit	2,027,208	32.4%	1,043,238	19.7%	983,970	94.3%

Operating expense:
Research and development	501,093	8.0%	441,906	8.4%	59,187	13.4%
General and administrative	1,310,845	20.9%	1,540,467	29.2%	(229,622)	-14.9%
Total operating expense	1,811,938	28.9%	1,982,373	37.5%	(170,435)	-8.6%

Income (loss) from operations	215,270	3.4%	(939,135)	-17.8%	1,154,405	-122.9%

Other income (expense):
Loss on extinguishment of debt	-	0.0%	(160,419)	-3.0%	(160,419)	-100.0%
Interest income	33,007	0.5%	-	0.0%	33,007	n/a
Foreign currency transaction gain(loss)	10,443	0.2%	-	0.0%	10,443	n/a
Miscellaneous income, net	50,229	0.8%	43,477	0.8%	6,752	15.5%
Interest expense	(18,470)	-0.3%	(45,147)	-0.9%	26,677	-59.1%
Total other income (expense), net	75,209	1.2%	(162,089)	-3.1%	237,298	-146.4%

Income (loss) before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	290,479	4.6%	(1,101,224)	-20.8%	1,391,703	-126.4%
Provision for income tax	132,933	2.1%	10,801	0.2%	122,132	1,130.7%

Net income (loss) before income or loss on equity investments in affiliates and non-controlling interest	157,546	2.5%	(1,112,025)	-21.0%	1,269,571	-114.2%

Income (Loss) on equity investments	-	0.0%	-	0.0%	-	n/a

Net income (loss) before non-controlling interest	157,546	2.5%	(1,112,025)	-21.0%	1,269,571	-114.2%

Non-controlling interest income (loss)	422	0.0%	574	0.0%	(152)	-26.5%

Net income (loss)	$ 157,124	2.5%	$ (1,111,451)	-21.0%	$1,268,575	-114.1%

Net Sales

Net sales increased by $979,863, or 18.5%, to $6,263,131 for the nine months ended September 30, 2020 from $5,283,268 for the nine months ended September 30, 2019. The change in net sales reflected the following:

- Solution installation revenue increased by approximately $437,089 from approximately $114,148 for the nine months ended September 30, 2019 to $551,238 for the nine months ended September 30, 2020 due to the Company focusing in sales effort in this area and signing up new projects with various customers since September 30, 2019 to September 30, 2020.
- Maintenance revenue increased by approximately $330,596 from approximately $1,370,136 for the nine months ended September 30, 2019 to $1,700,732 for the nine months ended September 30, 2020 due to increase in new contracts.
- License customization revenue increased by approximately $134,706 from approximately $3,144,990 for the nine months ended September 30, 2019 to $3,284,696 for the nine months ended September 30, 2020 due to resuming projects which were temporarily ceased by COVID-19.

Cost of Sales

Cost of sales decreased by $4,107 or 0.1%, to $4,235,923 for the nine months ended September 30, 2020 from $4,240,030 for the nine months ended September 30, 2019.  Change in cost of sales was not material.

Gross Profit (Loss)

Gross profit increased by $983,970, or 94.3%, to gross profit of  $2,027,208,or 32.4% of net sales, for the nine months ended September 30, 2020, from gross loss of $1,043,238, or 19.7% of net sales, for the nine months ended September 30, 2019.

The increase was due to an increase in sales.

Research and Development

Research and development expenses increased by $59,187 or 13.4%, to $501,093 for the nine months ended September 30, 2020 from $441,906 for the nine months ended September 30, 2019.  The increase was due to increase in outsource development fees.

General and Administrative

General and administrative expenses decreased by $229,622 or 14.9%, to $1,310,845 for the nine months ended September 30, 2020 from $1,540,467 for the nine months ended September 30, 2019.  The decrease was due to decrease in commission fees, service fees, and training expense.

Other Income (Expense)

Other income (expense) change was primarily due to loss on extinguishment of debt in the amount of $160,419 due to pay-off of convertible debt for the nine months ended September 30, 2019 and decrease in miscellaneous income for the nine months ended September 30, 2020.

Provision for Income Tax

Change in tax provision was not material.

Liquidity and Capital Resources

At September 30, 2020, the Company had cash and cash equivalents of [$2,853,053]. We estimate that we will require up to $3,000,000 of capital for the next twelve months of operations. We estimate that our expenses will be comprised primarily of general expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.

	Nine Months Ended September 30,		Changes
	2020	2019	Amount	%
Net cash provided by (used in) operating activities	1,790,454	(908,209)	2,698,663	-297.1%
Net cash provided by (used in) investing activities	(43,302)	(491,522)	448,220	-91.2%
Net cash provided by (used in) financing activities	391,064	79,567	311,497	391.5%
Effect of foreign currency translation on cash and cash equivalents	14,093	(8,606)	22,699	-263.8%
Net increase (decrease) in cash and cash equivalents	2,152,309	(1,328,770)	3,481,079	-262.0%

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2020 was $1,790,454 compared to ($908,209) for the nine months ended September 30, 2019, an increase of $2,698,663, or approximately 297.1%.  The increase in cash provided by operating activities was due to primarily increase in net income of $157,124 for the nine months ended September 30, 2020 compared to net loss of $1,111,451 for nine months ended September 30, 2019 and increase in account receivable of 1,644,070, for the nine months ended September 30, 2020 compared to account receivable of $202,824 for the nine months ended September 30, 2019.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 was $43,302, compared to $491,522 for the nine months ended September 30, 2019.  The cash used in investing activities was mainly due to net decrease in purchase of property and equipment of $9,336 for the nine months ended September 30, 2020 compared to $286,811 for the nine months ended September 30, 2019 and decrease in loans provided under short-term loans of $41,641 for the nine months ended September 30, 2020 compared to $201,300 for the nine months ended September 30, 2019.

Financing Activities

Cash provided in financing activities for the nine months ended September 30, 2020 was $391,064 compared to $79,567 for the nine months ended September 30, 2019, an increase of $311,497. The increase in cash provided by financing activities was due to primarily decrease of principal payments on convertible debt of $0 for the nine months ended September 30, 2020 compared to $200,000 for the nine months ended September 30, 2019 and increase of government grants of $505,552 for the nine months ended September 30, 2020 compared to $0 for the nine months ended September 30, 2019.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2020, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

Management is currently evaluating remediation plans for the above control deficiencies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

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

Date: November 12, 2020	I-ON DIGITAL CORP.

	By:	/s/ Jae Cheol Oh
Name: Jae Cheol Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and, Financial Officer)