Form 10-K
period 2020-12-31
I-ON Digital Corp.
filed 2021-03-26
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-549995

I-ON DIGITAL CORP.

(Exact name of registrant as specified in its charter)
(formerly known as I-ON Digital Corp.)

Delaware	46-3031328
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15, Teheran-ro 10-gil, Gangnam-gu, Seoul, Korea	06234
(Address of Principal Executive Offices)	(Zip Code)

+82-2-3430-1200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	OTCQB

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7762(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.8 million based on the closing sales price of $0.08 on the OTC Markets. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of March 22, 2021, there were approximately 35,030,339 shares of the registrant’s common stock outstanding.

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

On March 21, 2019, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company to I-ON Digital Corp. The Company filed a Certificate of Amendment to effectuate the name change on or about April 2, 2019.

ITEM I: BUSINESS

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

Near-term, I-ON intends to do the following to drive organic growth:

∙	Continue to leverage knowledge and experience into new or enhanced solutions and products

∙	Continue to deploy secure pilot environments for prospective customers to evaluate and envision additional uses for customized application development

∙	Continue to procure contracts directly, via strategic partnerships and increasing sales personnel

∙	Recruit seasoned executives as well as younger talent to utilize unique training model that addresses resource shortages

∙	Incubate and build-out focused profitable technology practices

∙	Continue to participate in multi-lateral joint research and development projects in concert with its partners across many different countries

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

PATENTS AND TRADEMARKS

Key Patents:

∙	Integrated certification system using electronic contract #10-1132672

∙	Website construction and management methodology #0457428

∙	Website integrated management system and management methodology #10-0764690

∙	Internet Reaction application reaction survey methodology and systems #0366708

∙	Modification and restoration methodology on comment utilizing digital items #10-0634047

∙	Power Quantity Reduction Compensation System management method #10-1046943

∙	Mobile Chat Systems for Supporting Cartoon Story-Style Communication on Webpage #9973458

∙	Enhancement to Sports Game Assistance System #10223448

∙	I-ON holds over 20 additional domestic patents

Key Certifications:

∙	I-ON e.Form Server Green Technology Certificate #GT-12-00040

∙	I-ON Content Server v6.1 Certificate of Software Quality – GS (Good Software) #14-0017

∙	DRMS OpenADR 2.0a/b Certificate of System Conformance

∙	Certificate for Company Research Institute #20022427

AWARDS AND INDUSTRY RECOGNITION HISTORY

∙	Selected to participate in ‘IP-Star Company development’ project by Seoul Business Agency (2013)

∙	Designated as Best Small and Medium Company Workplace by Small and Medium Business Corporation (2012-2014)

∙	Designated as Global Small Giant Company by Small and Medium Business Administration (2012-2014)

∙	Grand prize at New Software Solution in General Software section by Ministry of Knowledge Economy (2012)

∙	Designated as top Promising Future-Leading Company by Money Today (Economic newspaper 2012)

∙	Certified ‘Promising Export Firm’ by Small and Medium Business Administration (2011-2013)

∙	KOSA (Korea Software Industry Association)

∙	Best prize at 11th Korean Software Companies’ Competitiveness Award - Mobile SW section (2012)

∙	Best prize at 10th Korean Software Companies’ Competitiveness Award– KMS/EMC/BMP section (2011)

∙	Best prize at SoftBank Mobile Solution Contest in Japan (2011)

∙	Citation of Prime Minister awarded on the SW Industrial Day (2011)

∙	Tower of million USD exports award (2007)

∙	Grand prize in Internet Service Section (oneul.com) (2012)

∙	Winner of Brand Service Section (Lotte Duty Free) (2012)

∙	Grand prize in Business Improvement section (e.Form) (2012)

∙	Grand Prize in Information Management (Real-time Power demand resources Operation System) (2012)

∙	Grand Prize in Location Based System (LBS) (Lucky Bird) (2012)

∙	Grand Prize in Product brand (Catch Chevrolet) (2011)

∙	Grand Prize eBook (Kyowon Aesop) (2011)

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

Below highlights I-ON’s top 10 clients as percentage of total revenue (Fiscal Years 2017-2020):

2017		2018		2019		2020
JoongAng Ilbo	8.6%	KEPCO	10.1%	SBDC	10.8%	Samsung SDS	18.6%
KBS	6.7%	K.K. I-ON	7.7%	Kyowon Creative	8.8%	LG CNS	12.9%
Hyundai Auto	6.3%	Samsung Electro	6.5%	Finger	8.8%	K.K I-ON	9.7%
Samsung Electro	6.0%	SBDC	6.5%	Amore Pacific	7.0%	SBDC	5.8%
KTDS	5.7%	Finger	6.3%	K.K I-ON	6.0%	Kyowon Creative	5.3%
K.K. I-ON	5.5%	Mnwise	5.9%	SG Tech	5.9%	SK	4.7%
Jeju Tourism	4.8%	K.K. Ashisuto	4.7%	Samsung SDS	5.3%	Samsung Card	3.2%
KLPGA	4.2%	Shinhan Card	4.7%	Seoul School Safety Mutual Aid Association	5.3%	Shinhan Card	3.0%
YTN	4.0%	Samsung SDS	4.1%	Penta Breed	3.2%	NEO B&S	2.6%
CJ Digital Music	3.9%	Jeju Tourism	3.9%	SBS	3.0%	Finger	1.9%
	55.7%		60.4%		63.4%		67.6%

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

MANAGEMENT AND EMPLOYEES

As of December 31, 2020, I-ON has 127 full time and 1 part time employees.  We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

PROPERTIES

The Company does not own any physical location.  I-ON currently leases its corporate headquarters and other offices in Seoul, South Korea which expires on December 31, 2021.  I-ON’s lease for its Tokyo, Japan office expires on May 25, 2021. We believe that our current offices are sufficient in size for current and future operations.

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

Website

Our website address is www.i-on.net.

Our Information

Our principal executive offices are located at 15, Teheran-ro 10-gil, Gangnam-gu, Seoul, Korea 06234 and our telephone number is 82-2-3430-1200. We can be contacted by email at ir@i-on.net.

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

In addition, our headquarters are located in Seoul, South Korea which was also subject to large COVID-19 outbreak requiring its government to enact travel and work restrictions.  While these restrictions were lessened as of the date of this Annual Report, it is unclear at this time how these restrictions will affect our operations and revenues.

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

Our current executive officers, directors and largest stockholders of the Company, hold approximately 37% of the voting power of the outstanding shares as of December 31, 2020. These officers, directors and certain stockholders have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions.  The interests of our executive officers and certain shareholders may give rise to a conflict of interest with the Company and the Company’s stockholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

∙	the concentration of the ownership of our shares by a limited number of affiliated stockholders may limit interest in our securities;
∙	limited “public float” with a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
∙	additions or departures of key personnel;
∙	loss of a strategic relationship;
∙	variations in operating results from the expectations of securities analysts or investors;
∙	announcements of new products or services by us or our competitors;
∙	reductions in the market share of our products;
∙	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
∙	investor perception of our industry or prospects;
∙	insider selling or buying;
∙	investors entering into short sale contracts;
∙	regulatory developments affecting our industry; and
∙	changes in our industry;
∙	competitive pricing pressures;
∙	our ability to obtain working capital financing;
∙	sales of our common stock;
∙	our ability to execute our business plan;
∙	operating results that fall below expectations;
∙	revisions in securities analysts’ estimates or reductions in security analysts’ coverage; and
∙	economic and other external factors.

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

ITEM 1B: UNRESOLVED COMMENTS.

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item..

ITEM 2: PROPERTIES.

We do not own any physical location.  I-ON currently leases its corporate headquarters and other offices in Seoul, South Korea which expires on December 31, 2021.  I-ON’s lease for its Tokyo, Japan office expires on May 25, 2021. We believe that our current offices are sufficient in size for current and future operations.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock first became quoted on the OTC Markets under the trading symbol “EVBW” on March 27, 2014. On February 24, 2016, our common stock began trading under the name Evans Brewing Company, Inc. and under the trading symbol “ALES”. On April 21, 2016, the common stock was uplisted to the OTCQB Venture Marketplace and on August 2, 2018 our trading symbol was changed to IONI. Over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  The following table lists the high and low sale information for our common stock as quoted on the OTC Markets for the fiscal years ended 2020 and 2019:

	Price Range
Quarter Ended	High ($)	Low ($)
December 31, 2020	$0.15	0.13
September 30, 2020	$0.22	0.18
June 30, 2020	$0.08	0.08
March 31, 2020	$0.09	0.09
December 31, 2019	$0.11	0.06
September 30, 2019	$0.14	0.05
June 30, 2019	$0.35	0.08
March 31, 2019	$0.60	0.06

The above quotations from the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b) Holders

The number of record holders of our common stock as of December 31, 2020, was approximately 300 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

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

Results of Operations for the year ended December 31, 2020 as Compared to the year ended December 31, 2019

	Year Ended
	December 31, 2020		December 31, 2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$10,471,502	100.0%	$7,954,015	100.0%	$2,517,487	31.7%
Cost of goods sold	6,078,030	58.0%	5,519,931	69.4%	558,099	10.1%
Gross profit (loss)	4,393,472	42.0%	2,434,084	30.6%	1,959,388	80.5%

Operating expense:
Research and development	999,209	9.5%	838,237	10.5%	160,972	19.2%
General and administrative	1,697,377	16.2%	1,871,818	23.5%	(174,441)	-9.3%
Total operating expense	2,696,586	25.8%	2,710,055	34.1%	(13,469)	-0.5%

Income (loss) from operations	1,696,886	16.2%	(275,971)	-3.5%	1,972,857	-714.9%

Other income (expense):
Loss on extinguishment of debt	-	0.0%	(216,208)	-2.7%	216,208	-100.0%
Interest Income	45,405	0.4%	52,104	0.7%	(6,699)	-12.9%
Foreign currency transaction gain (loss)	(1,865)	0.0%	14,966	0.2%	(16,831)	-112.5%
Government subsidized income	15,487	0.1%	6,391	0.1%	9,096	142.3%
Miscellaneous income, net	(24,957)	-0.2%	35,308	0.4%	(60,265)	-170.7%
Interest expense	(23,507)	-0.2%	(48,041)	-0.6%	24,534	-51.1%
Total other income (expense), net	10,563	0.1%	(155,480)	-2.0%	166,043	-106.8%

Income (loss) before provision for income taxes, and non-controlling interest	1,707,449	16.3%	(431,451)	-5.4%	2,138,900	-495.7%
Provision for income tax	86,570	0.8%	276,015	3.5%	(189,445)	-68.6%

Net income (loss) before non-controlling interest	1,620,879	15.5%	(707,466)	-8.9%	2,328,345	-329.1%
Non-controlling interest income	431	0.0%	4,982	0.1%	(4,551)	-91.3%

Net income (loss)	$1,620,448	15.5%	$(712,448)	-9.0%	$2,332,896	-327.4%

Net Sales

Net sales increased by $2,517,487 or 31.7%, to $10,471,502 for the year ended December 31, 2020 from $7,954,015 for the year ended December 31, 2019. The net increase in net sales was primarily due the following:

●
Revenue from customization increased by $710,087 or 15.8%, to $5,209,443 for the year ended December 31, 2020 from $4,499,346 for the year ended December 31, 2019.  The increase was due to increase in amount of customer contract revenue which was $9,578,588 for year ended December 31, 2020 compared to $6,980,876 for the year ended December 31, 2019.

●
Revenue from maintenance increased by $338,571 or 23.1%, to $1,802,032 for the year ended December 31, 2020 from $1,463,461 for the year ended December 31, 2019. The increase was due to increase in maintenance and development contracts and increase in number of customers to 91 in 2020 from 65 in 2019.

●
Revenue from installation increased by $1,140,802 or 144.2%, to $1,931,765 for the year ended December 31, 2020 from $790,963 for the year ended December 31, 2019.  The increase was due to increase in number of customers to 19 in 2020 from 9 in 2019.

Cost of Goods Sold

Cost of goods sold increased by $558,099 or 10.1%, to $6,078,030 for the year ended December 31, 2020 from $5,519,931 for the year ended December 31, 2019.  The increase was primarily due to increase in outside services (outsourced developers) followed by increase in revenue.

Gross Profit (Loss)

Gross profit increased by $1,959,388, or 80.5%, to gross profit of $4,393,472, or 42.0% of net sales, for the year ended December 31, 2020, from gross profit of $2,434,084, or 30.6% of net sales, for the year ended December 31, 2019.  The gross profit increase was mainly due to increase in sales of 31.7% in year 2020 compared to year 2019.  While outside services (outsourced developers) costs increased in year 2020 compared to year 2019, salaries maintained same in year 2020 compared to year 2019, which resulted in higher gross margin.

Research and Development

Research and development expenses increased by $160,972 or 19.2%, to $999,209 for the year ended December 31, 2020 from $838,237 for the year ended December 31, 2019.  The increase was due to increase in head count.

General and Administrative

General and administrative expenses decreased by $174,441 or -9.3%, to $1,697,377 for the year ended December 31, 2020 from $1,871,818 for the year ended December 31, 2019, maintaining same expenses as prior year.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2020, was $10,563 compared to ($155,480) for the year ended December 31, 2019. The change was primarily a result of miscellaneous income, net. Income (loss) before provision for income taxes, and non-controlling interest for the year ended December 31, 2020 was $1,707,449 compared to ($431,451) for the same period in 2019.

Provision for Income Tax

Change in tax provision decreased by $189,445 or -68.6%, to $86,570 for the year ended December 31, 2020 from tax benefit of $276,015 for the year ended December 31, 2019.

Net Income (Loss)

Net income (loss) from operations increased by $2,332,896 to $1,620,448 for the year ended December 31, 2020 from $(712,448), for the year ended December 31, 2019. The change was primarily a result of increase in remote-controlled projects of $2,517,487 due to Covid.

Liquidity and Capital Resources

At December 31, 2020, the Company had cash and cash equivalents of $4,521,328. We estimate that we will require up to $3,000,000 of capital for the next year of operations. We estimate that our expenses will be comprised primarily of general expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.

	Year Ended December 31,		Change
	2020	2019	Amount	%
Net cash provided by operating activities	$2,600,978	$134,444	$2,466,534	1834.6%
Net cash used in investing activities	(7,002)	(462,131)	455,129	-98.5%
Net cash provided by financing activities	200,694	57,296	143,398	250.3%
Effect of foreign currency translation on cash and cash equivalents	494,198	(159,366)	653,564	-410.1%
Net increase (decrease) in cash and cash equivalents	$3,288,868	$(429,757)	$3,718,625	-865.3%

Operating Activities. Operating cash flows for the fiscal 2020 and 2019 were a positive $2,600,978 and a positive $134,444, respectively. The more increased cash flow from operating activities for the fiscal 2020 compared to the same period last year primarily reflects increased net income.

Investing Activities. Net cash flows of investing activities for the fiscal 2020 and 2019 was negative $7,002 and a negative $462,131, respectively. Capital expenditures represented most of the cash used in investing activities flows for the fiscal 2020. The increase payable in short-term loans represented most of the cash provided by investing activities flows for fiscal 2019.

Financing Activities. Financing cash flows for the fiscal 2020 and 2019 were a positive $200,694 and a positive $57,296, respectively. For the fiscal 2020, net cash was provided primarily by receipt of government grants. For the fiscal 2019, net cash was provided primarily from increased borrowings under short term loan payable and long term loan payable, which was partially offset by treasury stock purchase.

Off Balance Sheet Arrangements

As of December 31, 2020, there were no off balance sheet arrangements.

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

Name	Age	Position
Jae Cheol Oh	51	Chairman, Chief Executive Officer, Chief Financial Officer

Hong Rae Kim	50	Executive Director

Jae Ho Cho	46	Director

Eugene Hong	63	Director

Jean Koh	60	Director

Charlie Baik	51	Director

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

Mr. Eugene Hong, Independent Director

Mr. Hong’s career at Samsung, most recently as Executive Vice President of Samsung Venture Investment Co, Ltd., spans over 25 years.  Between 1992 and 1998, he served as a Director in the production, planning and strategy divisions for both Samsung Motors Corp.. and Samsung Techwin Corp..  In 1999, Mr. Hong transitioned to the Samsung Venture team initially as a Director, rising to Vice President, Senior Vice President and eventually to his current role as Executive Vice President, focusing primarily on managing technology and industrial related investments.  Since 2013, Mr. Hong has originated, spearheaded and overseen over twenty investments across multiple high growth sectors including, among others, enterprise software, network security solutions, AI, optical equipment/OLED laser, autonomous driving, block chain, mobile and battery technologies.  Mr. Hong received his B.S. from Korea University in 1984, M.S. from Texas Tech University in 1986 and PhD from Arizona State University in 1991. Mr. Hong has served as a director since August 10, 2018.

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

Item 11. Executive Compensation

The following tables lists the compensation of the Company’s principal executive officers and board members for the years ended December 31, 2020 and 2019.  The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Comp. ($)	Total ($)

Jae Cheol Oh, Chairman, Chief Executive Officer, Chief Financial Officer (5)	2020 2019	$ $	85,928 86,086	- -	$	- -	- -	- -		$ $	85,928 86,086

Hong Rae Kim, Director (5)	2020 2019	$ $	79,022 76,092	- -	$	- -	- -	- -		$ $	79,022 76,092

Jae Ho Cho, Director (5)	2020 2019	$ $	83,132 89,992	- -	$	- -	- -	- -		$ $	83,132 89,992

Eugene Hong, Director (6)	2020 2019	$ $	- -	- -	$	- -	- -	- -		$ $	- -

Jean Koh, Director (6)	2020 2019	$ $	- -	- -	$	- -	- -	- -		$ $	- -

Charlie Baik, Director (6)	2020 2019	$ $	5,084 5,147	- -	$	- -	- -	- -		$ $	5,084 5,147

(5)	Appointed January 25, 2018.
(6)	Appointed August 10, 2018.

Compensation of Directors

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through to date.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during periods ending December 31, 2020 and December 31, 2019 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation Arrangements with Executive Management

There were no compensation contracts for any of the executives of the Company at the end of December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following tables set forth, as of the date of this Annual Report, the beneficial ownership of Common Stock for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (3) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock.  As of March 22, 2021, there were 35,030,339 shares of Common Stock outstanding.  Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Shareholder (1)	Beneficial Ownership	Percent of Class (2)
Jae Cheol Oh	14,292,723	40.8%
Hong Rae Kim	1,013,396	2.9%
Jae Ho Cho	0	0%
Eugene Hong	0	0%
Jean Koh	0	0%
Charlie Baik	0	0%
Officers and Directors as a Group (3 persons)	15,306,119	43.7%

(1)	The address for all officers, directors and beneficial owners is 15, Teheran-ro 10-gil, Gangnam-gu, Seoul, Korea.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company receives loan guarantees from the chief executive officer with regards to its long-term borrowing, and the Company’s restricted cash provided as collateral to the Company’s chief executive officer’s loans.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, in connection with the audit of our financial statements for the years ended December 31, 2020 and 2019, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended December 31, 2020(1) ($)	Year Ended December 31, 2019(2) ($)
Audit fees	$75,000	$75,000
Audit-related fees	-0-	-0-
Tax fees	20,000	-0-
All other fees	-0-	-0-
Total	$95,000	$75,000

(1)	Performed by Benjamin & Ko
(2)	Performed by Benjamin & Ko

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2020.

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

Dated: March 25, 2021

I-ON DIGITAL CORP.

By:	/s/ Jae Cheol Oh
Name: Jae Cheol Oh
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 25, 2021
/s/ Jae Cheol Oh
Name: Jae Cheol Oh
Title: Chairman, Chief Executive Officer and Chief Financial officer
(Principal Executive, Financial and Accounting Officer)

March 25, 2021	/s/ Hong Rae Kim
Name: Hong Rae Kim
Title: Executive Director

March 25, 2021	/s/ Jae Ho Cho
Name: Jae Ho Cho
Title: Director

March 25, 2021	/s/ Eugene Hong
Name: Eugene Hong
Title: Director

March 25, 2021	/s/ Jean Koh
Name: Jean Koh
Title: Director

March 25, 2021	/s/ Charlie Baik
Name: Charlie Baik
Title: Director

I-ON Digital Corp.
And Subsidiary

I-ON Digital Corp. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of I-ON Digital Corp. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of I-ON Digital Corp. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

•	Revenue recognition for certain long-term fixed-price contracts

Critical Audit Matter Description

As discussed in Notes 2 to the consolidated financial statements, the Company has a few long-term fixed-price contracts whereby the Company recognizes revenue over the contract period using estimated hours incurred which approximates actual hours on a monthly basis.  The Company provides long-term fixed-price contracts to customers based on estimated hours to complete the services to full-fill the contract requirements.  Accordingly, the Company recognizes revenue on a monthly basis based on percentage completion over the contract period based on estimated hours incurred which approximates actual labor hours.  Estimates regarding the Company’s costs, which is primarily labor costs, associated with the service are used in determining the estimated hours incurred which approximates actual costs.  The Company has historically been materially accurate in estimating the hours over the contract period compared to actual hours incurred.

We identified the evaluation of revenue recognition for certain long-term fixed-price contracts as a critical audit matter as the Company’s estimated hours to incur over the contract period to complete services require a high degree of subjective auditor judgment given the nature and complexity of the work to be performed.  The determination of, and changes to, those estimates may have a material impact on revenue recorded.

How the Critical Audit Matter was Addressed in the Audit

The following are the primary procedures we performed to address this critical audit matter.  We inquired of financial and operational personnel of the Company and inspected supporting documents to identify factors on how the Company estimates hours over the contract period.  We evaluated the Company’s revenue recognition for long-term fixed-price contracts as follows:

o	reading the underlying contracts and related amendments to obtain an understanding of the contractual requirements and related performance obligations,
o	considering hours incurred to-date and the relative progress towards completion of the contracts,
o	considering, if relevant, the estimated reserves on specific contracts that include estimation uncertainty based on the nature of the contract, and
o	evaluating the Company’s assessment of contract performance risks included within the estimated hours to complete.

•	Income taxes and Deferred Tax Assets

Critical Audit Matter Description

The Company’s net deferred income tax asset was $1.0 million as of December 31, 2020 and the related total income tax expense was $0.4 million for the year ended December 31, 2020. Income taxes are provided based on the asset and liability method of accounting. The provision for income taxes is based on pretax financial income. Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting and principally relate to differences in the tax basis of assets and liabilities and their reported amounts, using enacted tax rates in effect for the year in which differences are expected to reverse. Filing positions in all of the foreign, federal and state jurisdictions where the Company is required to file income tax returns are analyzed by the Company, as well as all open tax years in these jurisdictions, to determine whether the positions will be more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year.

We identified income taxes and deferred income tax asset positions as a critical audit matter due to the Company operating in the foreign jurisdictions and the complexity of tax laws and regulations. Performing audit procedures and evaluating audit evidence obtained related to these considerations required a high degree of judgement and effort.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

o	We evaluated the completeness and accuracy of deferred income taxes and the income tax provision by agreement to material tax filings.
o
We assessed the reasonableness of the key judgements and estimates inherent in management’s assessment of their tax obligation and uncertain tax positions, including analysis over forecasts and tax elections.

o
We involved our tax specialists with our evaluation of management’s judgements that no uncertain positions exist by analyzing the related tax law, statutes, and regulations and their application to the Company’s positions.

o	We evaluated the adequacy of the Company’s disclosure in Note 12 in relation to the income taxes.
o	We evaluated the assumptions and estimates used by management in the context of other audit evidence obtained during the audit.

Benjamin & Ko /s/

We have served as the Company’s auditor since 2019.

Santa Ana, California
March 25, 2021

I-ON Digital Corp., and Subsidiary
Consolidated Balance Sheets

December 31,	2020	2019

ASSETS

Current assets:
Cash and cash equivalents	$4,521,328	$1,337,741
Restricted cash	1,746,324	1,641,043
Short-term financial instruments	771,140	716,013
Short-term loan receivable	137,868	197,741
Accounts receivables, net of allowance for doubtful accounts $619,336 and $674,129, respectively	3,006,084	2,875,384
Deferred tax assests - current	274,291	232,766
Prepaid expenses and other current assets	1,099,493	1,055,553
Total current assets	11,556,528	8,056,241

Non-current assets:
Investments	101,517	105,437
Property and equipment, net	118,402	203,754
Intangible assets, net	232,400	192,868
Deposits	395,585	354,300
Derivative asset	-	105,594
Deferred tax assets - non current	755,795	774,307
Total non-current assets	1,603,699	1,736,260

Total Assets	$13,160,227	$9,792,501

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$626,919	$48,802
Accrued expenses and other	1,835,463	1,705,485
Value added tax payable	233,477	107,717
Income tax payable	31,668	8,179
Short-term loan payable	505,515	475,039
Current portion of long term debt	206,765	194,300
Government grants outstanding	424,439	-
Total current liabilities	3,864,246	2,539,522
Long term debt, net of current portion	-	194,300

Total liabilities	3,864,246	2,733,822

Commitments and contingencies

Stockholders’ Equity
Common stock - $0.0001 par value; authorized 100,000,000 shares; 35,030,339 shares issued and outstanding at December 31, 2020 and December 31, 2019	3,503	3,603
Treasury stock	(709,478)	(709,478)
Additional paid-in-capital	3,713,370	3,646,740
Accumulated other comprehensive loss	289,933	(259,960)
Accumulated retained earnings	5,517,785	3,897,337
Total company stockholders’ equity	8,815,113	6,578,242
Preferred stock (I-ON Korea) - $.4380 par value; authorized 2,000,000 shares; 157,142 shares issued and outstanding at December 31, 2020 and at December 31, 2019	475,036	475,036
Non-controlling interests	5,832	5,401
Total stockholders’ equity	9,295,981	7,058,679

Total Liabilities and Stockholders’ Equity	$13,160,227	$9,792,501

See accompanying notes to consolidated financial statements.

I-ON Digital Corp., and Subsidiary
Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
	2020	2019

Net sales	$10,471,502	$7,954,015
Cost of goods sold	6,078,030	5,519,931
Gross profit	4,393,472	2,434,084

Operating expense:
Research and development	999,209	838,237
General and administrative	1,697,377	1,871,818
Total operating expense	2,696,586	2,710,055

Income (loss) from operations	1,696,886	(275,971)

Other income (expense):
Loss on extinguishment of convertible debt	-	(216,208)
Interest income	45,405	52,104
Foreign currency transaction gain (loss)	(1,865)	14,966
Government subsidized income	15,487	6,391
Miscellaneous income, net	(24,957)	35,308
Interest expense	(23,507)	(48,041)
Total other income (expense), net	10,563	(155,480)

Income (loss) before provision for income taxes, and non-controlling interest	1,707,449	(431,451)
Provision for (benefit from) income tax	86,570	276,015

Net income (loss) before non-controlling interest	1,620,879	(707,466)
Non-controlling interest income (loss)	431	4,982

Net income (loss)	$1,620,448	$(712,448)

Comprehensive income statement:
Net income (loss)	$1,620,879	$(707,466)
Foreign currency translation gain (loss)	549,893	(207,767)
Total comprehensive income (loss)	$2,170,772	$(915,233)

Earnings per share - Basic
Net income (loss) before non-controlling interest	$0.05	$(0.02)
Non-controlling interest	$0.00	$0.00
Earnings per share to stockholders	$0.05	$(0.02)

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$0.05	$(0.02)
Non-controlling interest	$0.00	$0.00
Earnings per share to stockholders	$0.05	$(0.02)

Weighted average number of common shares outstanding:
Basic	35,030,339	35,030,339
Diluted	35,030,339	35,030,339

See accompanying notes to consolidated financial statements.

I-ON Digital Corp. and Subsidiary
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interst	Preferred Stock	Total Stockholders' Equity

Balance at December 31, 2018	35,030,339	$3,603	$3,582,987	$4,609,785	$(709,478)	$(52,193)	$7,434,704	$419	$-	$7,435,123

Foreign currency translation	-	-	-	-	-	(207,767)	(207,767)	-	-	(207,767)
Stock compensation expense	-	-	63,753	-	-	-	63,753	-	-	63,753
Issuance of preferred stock of subsidiary (I-ON Korea)	-	-	-	-	-	-	-	-	475,036	475,036
Net income (loss)	-	-	-	(712,448)	-	-	(712,448)	4,982	-	(707,466)

Balance at December 31, 2019	35,030,339	$3,603	$3,646,740	$3,897,337	$(709,478)	$(259,960)	$6,578,242	$5,401	$475,036	$7,058,679

Reclassification of issuance of common stock in connection with equity purchase agreement	-	(100)	100	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	549,893	549,893	-	-	549,893
Stock compensation expense	-	-	66,530	-	-	-	66,530	-	-	66,530
Net income (loss)	-	-	-	1,620,448	-	-	1,620,448	431	-	1,620,879

Balance at December 31, 2020	35,030,339	$3,503	$3,713,370	$5,517,785	$(709,478)	$289,933	$8,815,113	$5,832	$475,036	$9,295,981

See accompanying notes to consolidated financial statements.

I-ON Digital Corp. and Subsidiary
Consolidated Statements of Cash Flows

Years ended December 31,	2020	2019

Cash flows from operating activities:
Net income (loss)	$1,620,448	$(712,448)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-controlling interest	431	10,360
Depreciation - fixed assets	111,806	215,919
Amortization of intangible assets	29,179	24,134
Stock options expense	66,530	63,753
Amortization of debt discount	-	11,111
Loss on extinguishment of convertible debt	-	216,208
Foreign exchange gain (loss)	-	978
Interest expense - OID on convertible debt	-	(55,000)

Changes in operating assets and liabilities:
Account receivable, net	148,057	(205,056)
Prepaid expenses and other current assets	21,924	(226,447)
Deposit	(17,108)	(8,491)
Deferred taxes	38,351	225,161
Account payable	431,649	(352,800)
Accrued expenses and other	18,960	935,576
Value added tax payable	109,578	2,885
Income tax payable	21,173	(11,399)
Net cash provided by operating activities	2,600,978	134,444

Cash flows from investing activities:
Proceeds from (purchases of) investments	(49,998)	(9,972)
Purchases of property and equipment	(21,060)	(196,729)
Purchases of intangible assets	(54,219)	(83,852)
Payments received from short-term loan receivable	136,117	29,123
Loans provided under short-term loans	(17,842)	(200,701)
Net cash used in investing activities	(7,002)	(462,131)

Cash flows from financing activities:
Payments on short-term loan payable	-	(600,523)
Proceeds from loan	-	471,840
Principal payments on long-term debt	(190,636)	(85,858)
Principal payments on convertible debt	-	(200,000)
Proceeds from issuance of non-controlling interest preferred shares issued by subsidiary	-	471,837
Net receipt of government grants	391,330	-
Net cash provided by financing activities	200,694	57,296

Effect of foreign currency translation on cash and cash equivalents	494,198	(159,366)

Net increase (decrease) in cash and cash equivalents	3,288,868	(429,757)

Cash and cash equivalents including restricted cash, beginning of year	2,978,784	3,408,541

Cash and cash equivalents including restricted cash, end of year	$6,267,652	$2,978,784

Supplemental disclosure of cash flow information:
Interest paid	$23,507	$6,750
Taxes paid	$26,689	$6,757

See accompanying notes to consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Organization and Operations

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

I-ON, Ltd is the Japanese subsidiary of the Company incorporated in 2002. The Company has 99.5% ownership of I-ON, Ltd. PT ION-soft is the Indonesian affiliate of the Company incorporated in October 2011 (20% of ownership). The Company’s ownership of PT I-ON-soft was reduced to 0.9%, due to the capital infusion of the major shareholder on August 1, 2019.

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

●
I-ON, Ltd (Japanese subsidiary) – The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, are initially recorded using its local currency, Japanese Yen (“JPY”). Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. All differences are reflected in accumulated other comprehensive income.

	December 31,	December 31,	Average Year Ended December 31,
Currency	2020	2019	2020	2019

Japanese Yen to Korean Won	JPY10.54	JPY 10.63	JPY11.05	JPY10.69
Korean Won to US Dollar ($)	KRW1,088.00	KRW 1,157.80	KRW1,180.05	KRW 1,165.65

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

Translation adjustments were a net gain of $549,893 and net loss of $207,767 for the years ended December 31, 2020 and 2019, respectively.

Segment Reporting

FASB ASC 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision maker.

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

	2020	2019
Korea:
Current assets	$10,998,742	$7,821,531
Non-current assets	1,603,402	1,735,978
Current liabilities	3,535,680	2,437,550
Non-current liabilities	-	194,300
Net Sales	8,872,013	7,141,655

Japan:
Current assets	$557,786	$234,710
Non-current assets	297	282
Current liabilities	328,566	101,972
Non-current liabilities	-	-
Net Sales	1,599,489	812,360

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

Revenue Recognition

Revenues are recognized when control of the promised services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company’s revenue consists of services provided, royalties and commissions. These revenue sources are as follows:

∙
Royalty – the Company receives a fixed amount of royalties from a company in Japan for providing rights to sell the Company’s products in Japanese market. Revenue is recognized over the contract and service period and when collectability is reasonably assured.

∙	License Solution & Services – the Company recognizes revenue on installation of the web-content management software, services provided for installation, and customization.
∙
Customizing Services – the Company recognizes revenue from processing transactions between businesses and their customers. Revenue is recognized over the contract and service period and when collectability is reasonably assured.

∙	Maintenance – the Company recognizes revenue over the contract term based on percentage-of-completion method.

Investments

The Company classifies its investment securities as available-for-sale securities in accordance with FASB ASC 320, Investments and records these securities at fair value. Unrealized gains and losses as results of changes in the fair value of the available-for-sale investments are recorded as a separate component within accumulated other comprehensive income in the accompanying balance sheets. At December 31, 2020 and 2019, cost approximates investment value resulting in zero unrealized gain or loss, therefore, the changes in available for sale securities during 2020 and 2019 are the result of the foreign currency translation which is included in foreign currency translation and recorded under accumulated other comprehensive income or loss statements.

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

Cash and Cash Equivalents

The Company considers all money market funds and highly liquid financial instruments with maturities of three months or less when acquired to be cash equivalents.

Restricted Cash

Restricted cash represents cash deposits which is restricted by the financial institutions for the loans the financial institutions have with the Company’s chief executive officer. The loans with the financial institutions amounted to approximately $1,572,000 and $1,502,000 at December 31, 2020 and 2019, respectively, and expires on various days during 2020 and 2021, unless extended. The loans, bearing various interest rates, are guaranteed by the Company and the restricted cash deposits of the Company are provided to the financial institutions as collateral. The Company’s chief executive officer pays interest from the loans without any default at December 31, 2020 and 2019. The amount of restricted cash as of December 31, 2020 and 2019 was $1,746,324 and $1,641,043, respectively.

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivables are included in net cash provided by operating activities in the consolidated cash flow statements. The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the trade accounts receivable. Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer credit worthiness and current industry and economic trends. The Company’s provision for uncollectible receivables are included in selling, marketing, general and administrative expense in the consolidated statements of operation and comprehensive loss. At December 31, 2020 and 2019, allowance for doubtful accounts was approximately $620,000 and $674,000, respectively. The Company does not have any off-balance sheet exposure related to its customers.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development cost for the years ended December 31, 2020 and 2019 were approximately $999,000 and $838,000, respectively.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

Intangible Assets

When the Company acquires an intangible asset, it is recorded at acquisition cost (the purchase price of the intangible asset and the costs directly related to the preparation of the asset for its intended purpose). The cost of an intangible asset acquired in a business combination is measured at the fair value at the acquisition date according to the accounting standards for business combinations. Intangible assets with a finite life are amortized using the straight-line method over their estimated useful lives.

The estimated useful lives of the respective asset categories are as follows:

Development costs	3 years
Intangible assets excluding development costs	10 years
Other Intangible assets	3 to 5 years

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

The Company’s retirement pension plan is a defined contribution plan, and the Company pays the defined contribution regardless of the result of the operations of the Company. The Company recognizes the contributions to be paid in the current accounting period as retirement benefits expense. The amounts recognized as costs related to defined contribution plans were $390,234 and $353,892 for the years ended December 31, 2020 and 2019, respectively.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At December 31, 2020 and 2019, the amounts were deemed to be immaterial.

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and intangible assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB ASC 360, Property, Plant, and Equipment and FASB ASC 205 Presentation of Financial Statements.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company had not experienced impairment losses on its long-lived assets and intangible assets during any of the periods presented.

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

The Company has financial instruments classified within the fair value hierarchy, which consists of the following:

∙
Investments in privately-held companies, where quoted market prices are not available, accounted for as available-for-sale securities, classified as Level 3 within the fair value hierarchy, and are recorded as an asset on the consolidated balance sheet

∙	An equity purchase put option that meets the definition of a derivative, classified as Level 3 within the fair value hierarchy, which is recorded as an asset on the consolidated balance sheet

The derivatives are evaluated under the hierarchy of ASC 480-10, ASC Paragraph 815-25-1 and ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the Level 3 financial instruments was determined with the assistance of an independent third-party valuation specialist using an Option Pricing Model.

The following table summarize the Company’s fair value measurements by level at December 31, 2020 for the assets measured at fair value on a recurring basis:

December 31, 2020
	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$101,517
Equity purchase put option	-	-	-
Fair value, at December 31, 2020	$-	$-	$101,517

The following table summarize the Company’s fair value measurements by level at December 31, 2019 for the assets measured at fair value on a recurring basis:

December 31, 2019
	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$105,437
Equity purchase put option	-	-	105,594
Fair value, at December 31, 2019	$-	$0	$211,031

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due and deferred taxes. Deferred taxes are recognized for the differences between the basis of assets and liabilities for financial statement and income tax purposes.

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 for the years ended December 31, 2020 and 2019.

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

Advertising

Costs associated with advertising and promotions are expensed as incurred. Advertising expense amounted to $84,216 and $44,698 for the years ended December 31, 2020 and 2019, respectively.

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

Government grants which are intended to compensate the Company for expenses incurred are recognized as other income in profit or loss over the periods in which the Company recognizes the related costs as expenses. There are government grants outstanding of $424,439 and $0 as of December 31, 2020 and 2019, respectively.

Value Added Tax

National Tax Service in Korea administered Value Added Tax under the Tax Reform Act of 1976 promulgated by the National Assembly. Value added tax is imposed on goods sold in or imported into Korea and on services provided within Korea. Value added tax in Korea is charged on an aggregated basis at a rate of 10% on the full price collected for the goods sold or for the taxable services provided. Value added tax paid were $538,533 and $374,799 for the years ended December 31, 2020 and 2019, respectively.

Recent Accounting Pronouncement

●	Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this standard apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this standard are elective and are effective upon issuance for all entities. The Company is evaluating the expedients and exceptions provided by the amendments in this standard to determine their impact.

Other recently issued accounting updates are not expected to have a material impact on the Company’s Interim Financial Statements.

●	Fair Value Measurements

In August 2018, the FASB amended "Fair Value Measurements" to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of significant unobservable inputs used in level 3 measurements. The guidance is effective for the Company with the Company’s quarterly filing for the period ended March 31, 2020 and the Company made the required disclosure changes in that filing and going forward.  Adoption did not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

●	Retirement Plans

In August 2018, the FASB amended "Retirement Plans" to modify the disclosure requirements for defined benefit plans. For the Company, the amendment requires the disclosure of the weighted average interest crediting rate used for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. It removes the requirement to disclose the approximate amount of future benefits covered by insurance contracts. The guidance is effective for the Company with the Company’s annual filing for the year ended December 31, 2020 and the Company made the required disclosure changes in this filing. Adoption did not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

●	Intangibles – Goodwill and other – Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company’s accounting for the service element of a hosting arrangement that is a service contract is not affected by the proposed amendments and will continue to be expensed as incurred in accordance with existing guidance. This standard does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company adopted the updated disclosure requirements of ASU No. 2018-15 in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and the impact from this standard is immaterial.

●	Goodwill

In January 2017, the FASB amended "Goodwill" to simplify the subsequent measurement of goodwill. The amended guidance eliminates Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill of the reporting unit. The new guidance is effective for the Company on January 1, 2020 and did not have an impact on our consolidated results of operations, consolidated financial position, and cash flows.

●	Financial Instruments

In June 2016, the FASB amended "Financial Instruments" to provide financial statement users with more decision-useful information about the expected credit losses on debt instruments and other commitments to extend credit held by a reporting entity at each reporting date. During November 2018 and April 2019, the FASB made amendments to the new standard that clarified guidance on several matters, including accrued interest, recoveries, and various codification improvements. The new standard, as amended, replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates.  The new guidance is effective for us on January 1, 2020, and in the first half of 2019, and there is no material impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

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

Note 3.	Property and Equipment

Property and equipment consist of the following:
December 31,	2020	2019

Facilities	$197,430	$185,528
Vehicles	42,555	39,989
Equipment	1,769,330	1,615,288
Government grants	(355,582)	(213,526)
Total property and equipment	1,653,733	1,627,279
Less: accumulated depreciation	(1,535,331)	(1,423,525)
Property and equipment, net	$118,402	$203,754

Depreciation expense for December 31, 2020 and 2019 were $111,806 and $215,919, respectively.

As noted in Note 2, the government grants received is against the values of assets acquired or the expenses incurred.

Note 4.	Investment

The Company had the following investments.

Investments		Percentage of Ownership	December 31, 2020	December 31, 2019

PT IONSOFT	Equity	0.09%	$-	$-
ACDC Consulting VN PTE LED	Available-for-sale	20.00%	$-	$10,040
4Grit	Available-for-sale	2.50%	$45,960	$43,189
E-channel	Available-for-sale	0.07%	$43,470	$40,849
KSFC	Available-for-sale	0.00%	$12,087	$11,359
Total investment securities			$101,517	$105,437

Equity Method

The Company applies the equity method for investments in affiliate, which is a privately-held company where quoted market prices are not available, in which it has the ability to exercise significant influence over operating and financial policies of the affiliate. Significant influence is generally defined as 20% to 50% ownership in the voting stock of an investee. The Company changed PT IONSOFT account classification from equity method to cost method since third quarter of 2019 since the share of PT IONSOFT has changed from 20% into 0.9% as of August 1, 2019.

Available-for-sale securities

The Company’s investments also include privately-held companies, where quoted market prices are not available, and the cost method, combined with other intrinsic information, is used to assess the fair value of the investment.

Note 5.	Intangible Assets

Intangible assets consist of the following:

	2020	2019

Patents	$325,842	$251,798
Other intangible assets	587,867	551,865
Government grants	(50,364)	(8,729)
Total intangible assets	863,345	794,634
Less: Accumulated amortization	$(630,945)	(601,766)
Intangible assets, net	$232,400	$192,868

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

Amortization expense for December 31, 2020 and 2019 were $29,179 and $24,134, respectively.
Future amortization expense of the Company’s intangible assets at December 31, 2020 is expected to be as follows:

Years ending December 31,

2021	$30,464
2022	28,917
2023	27,541
2024	27,142
2025	25,679
Thereafter	92,657
Total	$232,400

As noted in Note 2, the government grants received is against the values of assets acquired or the expenses incurred.

Note 6.	Long-term Debt

Total long-term debt consisted of the following:

	2020	2019

A note payable to a financial institution bearing interest at 2.75% and 2.81% at December 31, 2020 and 2019, respectively, and guaranteed by the officer of the Company. The Company was required to make interest-only payment until December 2019, then monthly payments of both principal and interest starting from January 2020. This note payable is due on April 2021.	114,890	215,927
A note payable to a financial institution bearing interest at 2.81% and 2.81% at December 31, 2020 and 2019, respectively, and guaranteed by the officer of the Company. The Company was required to make interest-only payment until December 2019, then monthly payments of both principal and interest starting from January 2020. This note payable is due on April 2021 and December 2021.	91,875	172,673

Long-term debt	$206,765	$388,600
Less: current portion	(206,765)	(194,300)
Long-term debt, net of current portion	$-	$194,300

Future minimum payments on debt consists of the following:

Years ending December 31,

2021	$206,765
Total	$206,765

The long-term debts contain certain covenants, and the Company was in compliance with the covenants at all periods reported.

Note 7.	Line of Credit

The Company has lines of credit with financial institutions for total amount of approximately $3,600,000 that expires in various months in 2021, unless extended. There was no outstanding balance under the credit lines at December 31, 2020. The lines of credit, bearing various interest rates are guaranteed by the officer of the Company.

The Company has an arrangement with its customers and a financial institution, in which the Company’s customers issue electronic invoices with the Company as the recipient. The Company can use these receivables as collateral for loans up to approximately $5,500,000 and $5,100,000 as of December 31, 2020 and 2019, respectively. The Company receives its payments due when the customer fully pays the invoices to the financial institution. The interest rates vary depending on the Company’s customers’ credit ratings. The Company has no borrowings outstanding as of December 31, 2020 and 2019, respectively. The maturity date of the arrangement varies on the dates of the original transactions.

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

∙
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

∙
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

Changes to fair value at the end of each reporting period is recorded as other income or expense in the consolidated statements of income. The following table summarizes the changes in the Level 3 financial instrument related to the derivate asset for the equity put option:

Fair value, at December 31, 2019	$105,594
Issuance of equity purchase put option	-
Change in fair value	105,594
Fair value, at December 31, 2020	$-

Fair value, at December 31, 2018	$109,343
Issuance of equity purchase put option
Change in fair value	(3,749)
Fair value, at December 31, 2019	$105,594

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

Note 9.	Commitments and Contingencies

Royalty

On February 15, 2006, the Company agreed to provide the rights to Ashisuto to sell the products in the Japanese market. Per the agreement, the contract period is automatically extended by 5 years up to 20 years. Total royalty amounts received for the years ended December 31, 2020 and 2019 were approximately $187,000 and $184,000, respectively, and it is included in revenues on the Consolidated Statements of Income and Comprehensive Income.

Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2021. The lease is automatically extended upon agreement of both parties. Future minimum rental payments under the non-cancelable operating leases as of December 31, 2020 are as follows:

December 31,	Amount
2021	142,366
Total	$142,366

Rent expense for all operating leases were $131,689 and $144,556 for the years ended December 31, 2020 and 2019, respectively.

Note 10.	Related Party Transactions

The Company receives loan guarantees from the chief executive officer with regards to its long-term borrowing, and the Company’s restricted cash is provided as collateral to the Company’s chief executive officer’s loans.

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended December 31,	2020	2019

Net income before non-controlling interest	$1,620,879	$(707,466)
Non-controlling interest	431	4,982
Net income	1,620,448	(712,448)

Weighted-average shares of common stock outstanding:
Basic	35,030,339	35,030,339
Dilutive effect of common stock equivalents arising from
share option, excluding antidilutive effect from loss	-	-
Dilutive shares	35,030,339	35,030,339

Earnings per share – Basic and diluted
Net income before non-controlling interest	$0.05	$(0.02)
Non-controlling interest	$0.00	$0.00
Earnings per share to stockholders	$0.05	$(0.02)

No non-vested share awards or non-vested share unit awards were antidilutive for the years ended December 31, 2020 and 2019.

Note 12.	Income Taxes

Income taxes consist of the following:

	Current	Deferred	Total

Year ended December 31, 2020:
Federal	$-	$-	$-
State	-	-	-
Foreign	48,847	37,723	86,570
Total income tax provision (benefit)	$48,847	$37,723	$86,570

Year ended December 31, 2019:
Federal	$-	$-	$-
State	-	-	-
Foreign	16,786	259,229	276,015
Total income tax provision (benefit)	$16,786	$259,229	$276,015

Current income tax expense is based on taxable income for foreign, federal and state tax reporting purposes. Deferred income tax expense is provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.

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

The significant components of deferred income tax assets and liabilities are as follows:

	As of December 31,
	2020	2019

Deferred income tax assets:
Allowance for bad debt	$182,709	$165,378
Government grants	18,687	32,385
Available-for-sale securities	8,308	44,314
Research and development tax credit	1,178,952	1,232,877
Loss on equity investments	-	-
Net operating income (loss)	(426,081)	90,550
Retirement benefits	78,993	74,232
Total deferred income tax assets	1,041,568	1,639,736
Less - valuation allowance	(11,482)	(625,819)
Deferred tax assets, net of valuation allowance	1,030,086	1,013,917

Deferred income tax liabilities:
Other	-	(6,844)
Total deferred income tax liabilities	-	(6,844)

Net deferred tax assets	$1,030,086	$1,007,073

Current deferred tax assets:	$274,291	$232,766

Non-current deferred tax assets	$755,795	$774,307

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements

The effective tax rates for the reporting periods are as follows:

	Years Ended December 31,
	2020	2019

Tax expense (benefit) at statutory rate - 22% foreign tax	$398,431	$(94,919)
Allowance for bad debt	(17,331)	(42,663)
Government grants	13,698	(4,571)
Available-for-sale securities	36,006	(33,943)
Research and development tax credit	53,925	(216,958)
Loss on equity investments	-	35,778
Net operating income (loss)	516,631	(90,550)
Retirement benefits	(4,761)	(1,351)
Others	(921,511)	99,373
Valuation allowance	11,482	625,819

Total income tax provision (benefit)	$86,570	$276,015

Effective tax rate	5.07%	-63.97%

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

As of December 31, 2020 and 2019, the Company identified no material unrecognized tax benefits and does not expect material change within the next twelve-months. The Company’s policy is to recognize tax penalties and interest in tax expense, if any.

The Company recorded tax deferred assets for its research & development tax credits in the amount of $1,178,952 and $1,232,877 as of December 31, 2020 and 2019, respectively. The tax credits are carried forward for five years.  Tax years 2012 and forward are open to examination by the Korean National Tax Service (NTS). NTS conducted tax examination in 2012 and no penalties were charged to the Company.

Note 13.	Stock Compensation

The Company has a Stock Option Plan (“Plan”) that allows grants to officers and key employees shares of common stock. The options have vesting schedules of three years from the date of grant, and are exercisable within seven years from the end of the vesting period. Stock options granted and outstanding as of December 31, 2020 and 2019 may be exercised after one year from the date of the Company’s public listing. If the Company’s not publicly listed, these options will be cancelled.

The Company recognized approximately $66,530 and $89,000 of stock-based compensation related to options granted to employees for the years ended December 31, 2020 and 2019, respectively.

The fair value of each award to employees in 2020 is estimated on the date of grant using the Binomial option pricing model with the following weighted-average assumptions: expected life of approximately 6.25 years, risk-free interest rate of approximately 2.85%, expected volatility of 16.38% and no dividends during the expected life. Expected volatility is based on historical volatilities of public companies operating in the Company’s industry. The expected life of the options represents the period of time options are expected to be outstanding and is estimated considering vesting terms and employees’ historical exercise and post-vesting employment termination behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company did not provide any new stock option grants in 2020.

A summary of the status of the Company’s stock option plan is presented as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Live (In Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	160,116	1.63	9.18	$64,046
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2019	160,116	1.63	8.18	$64,046
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2020	160,116	1.63	7.18	$-

Options exercisable at December 31, 2020	91,044	$-	$-	$-
Vested and expected to vest at December 31, 2020	91,044	$-	$-	$-

As of December 31, 2020 and 2019, there were approximately $0 and $67,000, respectively, of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 3 years.

Note 14.	Non-Controlling Interest-Issued of Preferred Stock by Subsidiary

On April 9, 2019, The Company’s subsidiary, I-ON Co., Ltd. (Korea) issued redeemable convertible preferred stock with proceeds of KRW549,997,000 and issued 157,142 shares of preferred stock at a price of KRW3,500 per share. The convertible preferred stock agreement contain provisions as follows:

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

The convertible preferred shares meet definition of equity instrument and contain a put option that is not outside the Company’s control and the conversion to common stock is at a fixed determinable share conversion price at KRW 3,500 per share.

Note 15.	Subsequent Events

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

