Form 10-Q
period 2021-03-31
I-ON Digital Corp.
filed 2021-05-17
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IONI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2021
Common Stock, $0.0001 par value per share	35,030,339 shares

PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of I-ON Digital Corp. and subsidiary (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

I-ON Digital Corp. and Subsidiary

I-ON Digital Corp. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31, 2021 (Unaudited)	December 31, 2020

ASSETS

Current assets:
Cash and cash equivalents	$3,866,781	$4,521,328
Restricted cash	1,676,224	1,746,324
Short-term financial instruments	748,125	771,140
Short-term loan receivable	132,333	137,868
Accounts receivables, net of allowance for doubtful accounts $774,732 and $619,336, respectively	2,326,749	3,006,084
Deferred tax assets - current	263,280	274,291
Prepaid expenses and other current assets	1,102,747	1,099,493
Total current assets	10,116,239	11,556,528

Non-current assets:
Investments	97,442	101,517
Property and equipment, net	111,074	118,402
Intangible assets, net	215,272	232,400
Deposits	609,076	395,585
Deferred tax assets - non current	403,101	755,795
Total non-current assets	1,435,965	1,603,699

Total Assets	$11,552,204	$13,160,227

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$814,551	$626,919
Accrued expenses and other	1,418,065	1,835,463
Value added tax payable	118,585	233,477
Income tax payable	41,800	31,668
Short-term loan payable	485,223	505,515
Current portion of long term debt	121,279	206,765
Government grants outstanding for usage of future projects	89,741	424,439
Total current liabilities	3,089,244	3,864,246
Long term debt, net of current portion	-	-

Total liabilities	3,089,244	3,864,246

Commitments and contingencies

Stockholders’ Equity
Common stock - $0.0001 par value; authorized 100,000,000 shares; 35,030,339 shares issued and outstanding at March 31, 2021 and December 31, 2020	3,503	3,503
Treasury stock	(709,478)	(709,478)
Additional paid-in-capital	3,713,370	3,713,370
Accumulated other comprehensive loss	(268,207)	289,933
Accumulated retained earnings	5,243,793	5,517,785
Total company stockholders’ equity	7,982,981	8,815,113
Preferred stock (I-ON Korea) - $.4380 par value; authorized 2,000,000 shares; 157,142 shares issued and outstanding at March 31, 2021 and none at December 31, 2020.	475,036	475,036
Non-controlling interests	4,943	5,832
Total stockholders’ equity	8,462,960	9,295,981

Total Liabilities and Stockholders’ Equity	$11,552,204	$13,160,227

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

Three months ended March 31,	2021	2020

Net sales	$4,049,524	$2,286,172
Cost of goods sold	3,474,553	1,569,402
Gross profit	574,971	716,770

Operating expense:
Research and development	262,625	182,484
General and administrative	559,457	464,414
Total operating expense	822,082	646,898

Income (loss) from operations	(247,111)	69,872

Other income (expense):
Interest income	11,397	9,979
Foreign currency transaction gain (loss)	(13,735)	622
Miscellaneous income, net	19,740	55,538
Interest expense	(4,415)	(5,936)
Total other income (expense), net	12,987	60,203

Income (loss) before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	(234,124)	130,075
Provision for (benefit from) income tax	40,757	6,558

Net income (loss) before non-controlling interest	(274,881)	123,517
Non-controlling interest income (loss)	(889)	(2,593)

Net income (loss)	$(273,992)	$126,110

Comprehensive income statement:
Net income (loss)	$(274,881)	$123,517
Foreign currency translation	(558,140)	(371,704)
Total comprehensive loss	$(833,021)	$(248,187)

Earnings per share - Basic
Net loss before non-controlling interest	$(0.01)	$0.00
Non-controlling interest	$(0.00)	$(0.00)
Earnings per share to stockholders	$(0.01)	$0.00

Earnings per share - Diluted
Net loss before non-controlling interest	$(0.01)	$0.00
Non-controlling interest	$(0.00)	$(0.00)
Earnings per share to stockholders	$(0.01)	$0.00

Weighted average number of common shares outstanding:
Basic	35,030,339	35,030,339
Diluted	35,030,339	35,030,339

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Company Stockholders'	Non- Controlling	Preferred	Total Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity	Interest	Stock	Equity

Balance at December 31, 2019	35,030,339	$3,603	$3,646,740	$3,897,337	$(709,478)	$(259,960)	$6,578,242	$5,401	$475,036	$7,058,679

Reclassification of issuance of common stock in connection with equity purchase agreement	-	(100)	100	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	549,893	549,893		-	549,893
Stock compensation expense	-	-	66,530	-	-	-	66,530	-	-	66,530
Net income (loss)	-	-	-	1,620,448	-	-	1,620,448	431	-	1,620,879

Balance at December 31, 2020	35,030,339	3,503	3,713,370	5,517,785	(709,478)	289,933	8,815,113	5,832	475,036	9,295,981

Foreign currency translation						(558,140)	(558,140)			(558,140)

Net income (loss)	-	-	-	(273,992)	-	-	(273,992)	(889)	-	(274,881)

Balance at March 31, 2021	35,030,339	$3,503	$3,713,370	$5,243,793	$(709,478)	$(268,207)	$7,982,981	$4,943	$475,036	$8,462,960

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months ended March 31,	2021	2020

Cash flows from operating activities:
Net income (loss)	(273,992)	126,110
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-controlling interest	(889)	(2,593)
Depreciation - fixed assets	17,617	27,233
Amortization of intangible assets	7,935	8,276
Stock options expense	-	22,176

Changes in operating assets and liabilities:
Account receivable, net	710,875	(454,254)
Prepaid expenses and other current assets	(48,215)	(126,865)
Deposit	(233,376)	(17)
Deferred taxes	327,983	27,779
Account payable	74,059	33,888
Accrued expenses and other	(349,721)	(539,416)
Value added tax payable	(107,362)	(36,202)
Income tax payable	11,602	(1,170)
Net cash provided by (used in) operating activities	136,516	(915,055)

Cash flows from investing activities:
Purchases of investments	(8,079)	(2,513)
Purchases of property and equipment	(14,997)	(9,391)
Purchases of intangible assets	-	(12,817)
Net cash used in investing activities	(23,076)	(24,721)

Cash flows from financing activities:
Principal payments on long-term debt	(78,533)	(20,937)
Usage of government grants	(323,206)	-
Net cash used in financing activities	(401,739)	(20,937)

Effect of foreign currency translation on cash and cash equivalents	(436,348)	(129,217)

Net decrease in cash and cash equivalents	(724,647)	(1,089,930)

Cash and cash equivalents including restricted cash, beginning of period	6,267,652	2,978,784

Cash and cash equivalents including restricted cash, end of period	$5,543,005	$1,888,854

Supplemental disclosure of cash flow information:
Interest paid	$4,415	$5,936
Taxes paid	$8,092	$6,934

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Organization and Operations

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

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements, and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2021 or any future period.

Use of Estimates in the Preparation of Financial Statements

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As a result, actual results could differ from these estimates.

I-ON Digital Corp. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

Foreign Currency Transaction and Translation

The Company’s principal country of operations is Korea.  The financial position and results of operations of the Company are determined using the local currency, Korean Won (“KRW”), as the functional currency.

I-ON, Ltd (Japanese subsidiary) – The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, are initially recorded using its local currency, Japanese Yen (“JPY”).  Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. All differences are reflected in profit or loss.  As of March 31, 2021, and December 31, 2020, the exchange rate was JPY 10.27 and JPY 10.54 per KRW, respectively.  The average exchange rate for the three months ended March 31, 2021 and 2020 was JPY 10.51 and JPY 10.96 per KRW, respectively.

•
Consolidation – Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date.  The results of operations are translated from KWR to US Dollar at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are dealt with as a component of accumulated other comprehensive income.   As of March 31, 2021, and December 31, 2020, the exchange rate was KRW 1,133.50 and KRW 1,088.00 per US Dollar, respectively.  The average exchange rate for the three months ended March 31, 2021 and 2020 was KRW 1,114.05 and KRW 1,193.60, respectively.

Translation adjustments were a net loss of $558,140 and net loss of $371,704 for the three-months ended March 31, 2021 and 2020, respectively.

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

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

	March 31, 2021	December 31, 2020
Korea
Current assets	$9,466,897	$10,998,742
Non-current assets	1,435,687	1,603,402
Current liabilities	2,566,378	3,535,680
Non-current liabilities	-	-

Japan
Current assets	$649,342	$557,786
Non-current assets	278	297
Current liabilities	522,866	328,566
Non-current liabilities	-	-

	Three-months Period Ended March 31,
	2021	2020
Korea
Net Sales	$3,689,981	$1,616,069

Japan
Net Sales	$359,543	$670,103

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted cash represents cash deposits which is restricted by the financial institutions for the loans the financial institutions have with the Company’s chief executive officer. The loans with the financial institutions are amounted to approximately $1,554,065 and $1,572,000 at March 31, 2021 and December 31, 2020, respectively, and expires on various days during 2021, unless extended. The loans, bearing various interest rates, are guaranteed by the Company and the restricted cash deposits of the Company are provided to the financial institutions as collateral.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development cost for three months ended March 31, 2021 and 2020 was $262,625 and $182,484, respectively.

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB ASC 360, Property, Plant, and Equipment and FASB ASC 205 Presentation of Financial Statements.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including undiscounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company had not experienced impairment losses on its long-lived assets and intangible assets during any of the periods presented.

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

Government grants which are intended to compensate the Company for expenses incurred are recognized as other income in profit or loss over the periods in which the Company recognizes the related costs as expenses. There are government grants outstanding of $89,741 and $424,439 as of March 31, 2021 and 2020, respectively.

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

The Company also has financial instruments classified within the fair value hierarchy, which consists of the following:

•
Investments in privately-held companies, where quoted market prices are not available, accounted for as available-for-sale securities, classified as Level 3 within the fair value hierarchy, and are recorded as an asset on the consolidated balance sheet

•
Detachable warrants issued in connection with the convertible debt that meets the definition of a derivative, classified as Level 2 within the fair value hierarchy, which is recorded as liability on the consolidated balance sheet

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

The following table summarize the Company’s fair value measurements by level at March 31, 2021 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$97,442
Common stock purchase warrant	-	-	-
Equity purchase put option	-	-	-
Fair value, at March 31, 2021	$-	$-	$97,442

The following table summarize the Company’s fair value measurements by level at December 31, 2020 for the assets measured at fair value on a recurring basis:
	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$101,517
Common stock purchase warrant	-	-	-
Equity purchase put option	-	-	-
Fair value, at December 31, 2020	$-	$-	$101,517

I-ON Digital Corp. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements

•	Reference Rate Reform

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

In August 2018, the FASB amended "Fair Value Measurements" to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of significant unobservable inputs used in level 3 measurements. The guidance is effective for the Company with the Company’s quarterly filing for the period ended March 31, 2021 and the Company made the required disclosure changes in that filing and going forward.  Adoption did not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

•	Retirement Plans

In August 2018, the FASB amended "Retirement Plans" to modify the disclosure requirements for defined benefit plans. For the Company, the amendment requires the disclosure of the weighted average interest crediting rate used for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. It removes the requirement to disclose the approximate amount of future benefits covered by insurance contracts. The guidance is effective for the Company with the Company’s annual filing for the year ended December 31, 2021 and the Company made the required disclosure changes in that filing. Adoption did not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

•	Intangibles – Goodwill and other – Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company’s accounting for the service element of a hosting arrangement that is a service contract is not affected by the proposed amendments and will continue to be expensed as incurred in accordance with existing guidance. This standard does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company adopted the updated disclosure requirements of ASU No. 2018-15 in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and the impact from this standard to be immaterial.

I-ON Digital Corp. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

•	Financial Instruments

In March 2016, the FASB amended "Financial Instruments" to provide financial statement users with more decision-useful information about the expected credit losses on debt instruments and other commitments to extend credit held by a reporting entity at each reporting date. During November 2018 and April 2019, the FASB made amendments to the new standard that clarified guidance on several matters, including accrued interest, recoveries, and various codification improvements. The new standard, as amended, replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates.  The new guidance is effective for us on January 1, 2020, and in the first half of 2019 and there is no material impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

I-ON Digital Corp. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3:	Long-term Debt

Long-term debt consisted of the following:

	March 31, 2021	December 31, 2020

A note payable to a financial institution bearing interest at 2.81% and 2.54% at March 31, 2021 and December 31, 2020, respectively, and guaranteed by the officer of the Company. The Company was required to make interest-only payments until December 2020, then monthly payments of both principal and interest starting from January 2021.	$121,279	$206,765

Long-term debt	$121,279	$206,765
Less: current portion	(121,279)	(206,765)
Long-term debt, net of current portion	$-	$-

The long-term debt contains certain covenants, and the Company was in compliance with the covenants.

NOTE 4:	Line of Credit

The Company has lines of credit with financial institutions for total amount of approximately $3,600,000 that expires in various months in 2021, unless extended. There was no outstanding balance under the credit lines at March 31, 2021 The lines of credit, bearing various interest rates are guaranteed by the officer of the Company.

The Company has an arrangement with its customers and a financial institution, in which the Company’s customers issue electronic invoices with the Company as the recipient. The Company can use these receivables as collateral for loans up to approximately $5,300,000 and $5,500,000 as of March 31, 2021 and December 31, 2020, respectively. The Company receives its payments due when the customer fully pays the invoices to the financial institution. The interest rates vary depending on the Company’s customers’ credit ratings. The Company has no borrowings outstanding as of March 31, 2021 and December 31, 2020, respectively. The maturity date of the arrangement varies based on the dates of the original transactions.

NOTE 5:	Short Term Loan Payable

The Company has a short-term loan with a financial institution bearing interest rate of 2.575% expiring July 16, 2021.  All amounts outstanding are due on July 16, 2021, however, the Company may make earlier payments without any penalty.  The total amount outstanding was approximately $485,000 and $506,000 at March 31, 2021 and December 31, 2020, respectively.  The short-term loan is guaranteed by the officer of the Company.

I-ON Digital Corp. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6:	Investments

Available-for-sale securities

The Company’s investments also include privately-held companies, where quoted market prices are not available, and the cost method, combined with other intrinsic information, is used to assess the fair value of the investment.

The following table summarize the Company’s investment securities:
Available-for-sale securities	Percentage of Ownership	March 31, 2021	December 31, 2020
4Grit	2.50%	$44,115	$45,960
E-channel	0.07%	$41,725	$43,470
KSFC	0.00%	$11,602	$12,087
Total investment securities		$97,442	$101,517

I-ON Digital Corp. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 7:	Commitments and Contingencies

Royalty

On February 15, 2006, the Company agreed to provide the rights to Ashisuto to sell the products in the Japanese market. Per the agreement, the contract period is automatically extended by 5 years up to 20 years.

Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2021. The lease is automatically extended upon agreement of both parties. Rent expense for all operating leases for the three-months ended March 31, 2021 and 2020 was $37,700 and $35,188, respectively.

NOTE 8:	Related Party Transactions

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three-months Period Ended March 31,
Periods Ended	2021	2020

Net income (loss) before non-controlling interest	$(274,881)	$123,517
Non-controlling interest loss	(889)	(2,593)
Net income (loss)	(273,992)	126,110

Weighted-average shares of common stock outstanding:
Basic	35,030,339	35,030,339
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-
Dilutive shares	35,030,339	35,030,339

Earnings per share - Basic
Net income (loss) before non-controlling interest	$(0.01)	$0.00
Non-controlling interest	$(0.00)	$(0.00)
Earnings per share to stockholders	$(0.01)	$0.00

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$(0.01)	$0.00
Non-controlling interest	$(0.00)	$(0.00)
Earnings per share to stockholders	$(0.01)	$0.00

No non-vested share awards or non-vested share unit awards were antidilutive for the three months ended March 31, 2021 and 2020.

NOTE 10:	Non-Controlling Interest-Issuance of Preferred Stock by Subsidiary

On April 9, 2019, The Company’s subsidiary, I-ON Communication Korea issued 157,142 shares of redeemable convertible preferred stock at a price of KRW3,500 per share for proceeds of KRW549,997,000 . The convertible preferred stock agreement contain provisions as follows:

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

The Company accounted for the issuance of preferred stock under ASC 810-10-45-23, Consolidation, and was treated as an equity transaction as the parent’s ownership interest retains control of a subsidiary.   The preferred stock issuance by a subsidiary to noncontrolling interest holders was reflected as a noncontrolling interest in the financial statements of the parent at the amount of the cash proceeds received.

The convertible preferred shares meet definition of equity instrument and contain a put option that is not outside the Company’s control and the conversion to common stock is at a fixed, determinable share conversion price of KRW 3,500 per share.

NOTE 11:	Subsequent Events

On April 28, 2021, I-ON Digital Corp. a Delaware corporation (the “Company”), entered into an Agreement and Plan of Merger and Reorganization (the “Agreement”) with CDI Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Acquisition”), Cardio Diagnostics, Inc., a Delaware corporation (“CDI”), and the shareholders of CDI (the “CDI Shareholders”).  Pursuant to the terms of the Agreement, Acquisition will merge with and into CDI (the “Merger”) with CDI becoming the surviving entity and a wholly-owned subsidiary of the Company.  In consideration for the Merger, the CDI Shareholders shall receive 25,000,000 newly issued shares of common stock of the Company, par value $0.0001 (“I-On Common Stock”) to be issued to the CDI Shareholders in accordance with their pro rata ownership of CDI prior to the Merger.  Simultaneously with the Merger, all of the equity interests in I-On Communications, Ltd., a company organized under the laws of the Republic of South Korea (“Communications”), the Company’s wholly-owned subsidiary, shall be transferred by the Company to certain other shareholders of the Company (collectively, the “Communications Shareholders”) in exchange for the return of Twenty Million (20,000,000) shares of the I-On Common Stock held by the Communications Shareholders (the “Spinoff”).  The Merger is contingent upon the approval by a majority of the Company’s shareholders of the Spinoff and an amendment to the Company’s Certificate of Incorporation to change the name of the Company to “Cardio Diagnostics Holdings, Inc.” and effectuate the reverse split of the number of outstanding I-On Common Stock on the basis of one share for a range of per every ten (10) to fifteen (15) shares of I-On Common Stock outstanding.

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

Our unaudited interim consolidated financial statements for the three months ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2020, as filed in our annual report on Form 10-K.

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

Results of Operations

Comparison of results of operations for the three months ended March 31, 2021 as Compared to the three months ended March 31, 20120

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Quarter-ended March 31,
	2021		2020		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$4,049,524	100.0%	$2,286,172	100.0%	$1,763,352	77.1%
Cost of goods sold	3,474,553	85.8%	1,569,402	68.6%	1,905,151	121.4%
Gross profit (loss)	574,971	14.2%	716,770	31.4%	(141,799)	-19.8%

Operating expense:
Research and development	262,625	6.5%	182,484	8.0%	80,141	43.9%
General and administrative	559,457	13.8%	464,414	20.3%	95,043	20.5%
Total operating expense	822,082	20.3%	646,898	28.3%	175,184	27.1%

Gain (Loss) from operations	(247,111)	-6.1%	69,872	3.1%	(316,983)	-453.7%

Other income (expense):
Interest income	11,397	0.3%	9,979	0.4%	1,418	14.2%
Foreign currency transaction gain (loss)	(13,735)	-0.3%	622	0.0%	(14,357)	-2,308.2%
Miscellaneous income, net	19,740	0.5%	55,538	2.4%	(35,798)	-64.5%
Interest expense	(4,415)	-0.1%	(5,936)	-0.3%	1,521	-25.6%
Total other income (expense), net	12,987	0.3%	60,203	2.6%	(47,216)	-78.4%

Loss before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	(234,124)	-5.8%	130,075	5.7%	(364,198)	-280.0%
Provision for (benefit from) income tax	40,757	1.0%	6,558	0.3%	34,199	521.5%

Net loss before non-controlling interest	(274,881)	-6.8%	123,517	5.4%	(398,398)	-322.5%
Non-controlling interest income (loss)	(889)	0.0%	(2,593)	-0.1%	1,704	-65.7%

Net income (loss)	$(273,992)	-6.8%	$126,110	5.5%	$(400,102)	-317.3%

Net Sales

Net sales increased by $1,763,352 or 77.1%, to $4,049,524 for the three months ended March 31, 2021 from $2,286,172 for the three months ended March 31, 2020. The change in net sales reflected the following:

- License solution & services revenue increased by approximately $1,790,000 from approximately $620,000 for the three months ended March 31, 2020 to $1,170,000 for the three months ended March 31, 2021 due to the Company was focusing in sales effort in this area and signing up approximately 10 new projects with various customers since March 31, 2020 to March 31, 2021.

- Customizing services revenue increased approximately $1,120,000 for the three months ended March 31, 2021 due to increase in new projects, including $560,000 for installation of operation of management system to LG Hausys, Ltd., and $440,000 for reinstallation of commerce platform to LG CNS.

Cost of Goods Sold

Cost of goods sold increased by $1,905,151 or 121.4%, to $3,474,553 for the three months ended March 31, 2021 from $1,569,402 for the three months ended March 31, 2020.  The increase was primarily due to outsourced consulting fees.  The outsourced consulting fees increased by $1,771,901 or 427.05%, to $2,186,815 for the three months ended March 31, 2021 from $414,901 for the three months ended March 31, 2020.

Gross Profit (Loss)

Gross profit decreased by $141,799, to $574,971, or 14.2% of net sales, for the three months ended March 31, 2021, from $716,770 or 31.4% of net sales, for the three months ended March 31, 2020.

The decrease in gross profit was mainly due to increased outsourced consulting fees Cost of Goods Sold above.

Research and Development

Research and development expenses increased by $80,141 or 43.9%, to $262,625 for the three months ended March 31, 2021 from $182,484 for the three months ended March 31, 2020.  The increase was due to increase in head count computer programmers at the research and development department.

General and Administrative

General and administrative expenses increased by $95,043 or 20.5%, to $559,457 for the three months ended March 31, 2021 from $464,414 for the three months ended March 31, 2020.  The expenses have been continuously increased mainly due to an increase in salary.

Other Income (Expense)

Other income (expense) change was primarily due to decrease in miscellaneous income from Japan.

Provision for Income Tax

Change in tax provision was not material.

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $558,140 for the three months ended March 31, 2021 compared to loss of $371,704 for the three months ended March 31, 2020.  The change of $186,436 was due to devaluation of Korean Won compared to US dollar in three months ended March 31, 2021 compared to March 31, 2020.  The average exchange rate for the three months ended March 31, 2021 and 2020 was KRW 1,114.05 and KRW 1,193.60, respectively.

Comparison of results of operations for the Three months ended March 31, 2021 as Compared to the Three months ended March 31, 2020

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

Liquidity and Capital Resources

At March 31, 2021, the Company had cash and cash equivalents of $3,866,781. We estimate that we will require up to $3,000,000 of capital for the next twelve months of operations. We estimate that our expenses will be comprised primarily of general expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.
	Three Months Ended March 31,		Changes
	2021	2020	Amount	%
Net cash provided by (used in) operating activities	136,516	(915,055)	1,051,571	-114.9%
Net cash used in investing activities	(23,076)	(24,721)	1,645	-6.7%
Net cash used in financing activities	(401,739)	(20,937)	(380,802)	1,818,.8%
Effect of foreign currency translation on cash and cash equivalents	(436,348)	(129,217)	(307,131)	237.7%
Net decrease in cash and cash equivalents	(724,647)	(1,089,930)	365,283	-33.5%

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2021 was $136,516, compared to cash used in operating activities $915,055 for the three months ended March 31, 2020, an increase of $1,051,571, or approximately 114.9%.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2021 was $23,076, compared to $24,721 for the three months ended March 31, 2020, a decrease of $1,645, or approximately 6.7%.  The decreased in cash used in investing activities was due to decrease in purchase of intangible assets.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2021 was $401,379, compared to $20,937 for the three months ended March 31, 2020, an increase of $380,082.  The increase was primarily due to increase in usage of government grants $323,206.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2021, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

Management is currently evaluating remediation plans for the above control deficiencies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the Three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

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

Date: May 17, 2021	I-ON DIGITAL CORP

	By:	/s/ Jae Cheol James Oh
		Name:	Jae Cheol James Oh
		Title:	Chief Executive Officer, Treasurer, Director

(Principal Executive and Financial Officer)