Form 10-Q
period 2021-06-30
I-ON Digital Corp.
filed 2021-08-13
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IONI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of August 13, 2021
Common Stock, $0.0001 par value per share	35,030,339 shares

PART 1 – FINANCIAL INFORMATION
Item 1.	Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of I-ON Digital Corp. and subsidiary (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

I-ON Digital Corp. and Subsidiary

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2021 (Unaudited)	December 31, 2020

ASSETS

Current assets:
Cash and cash equivalents	$3,449,788	$4,521,328
Restricted cash	1,681,416	1,746,324
Short-term financial instruments	758,407	771,140
Short-term loan receivable	132,743	137,868
Accounts receivables, net of allowance for doubtful accounts $544,673 and $619,336, respectively	3,720,816	3,006,084
Deferred tax assets - current	264,096	274,291
Prepaid expenses and other current assets	1,643,838	1,099,493
Total current assets	11,651,104	11,556,528

Non-current assets:
Investments	97,744	101,517
Property and equipment, net	105,185	118,402
Intangible assets, net	211,749	232,400
Deposits	630,112	395,585
Deferred tax assets - non current	382,386	755,795
Total non-current assets	1,427,176	1,603,699

Total Assets	$13,078,280	$13,160,227

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$650,472	$626,919
Accrued expenses and other	1,596,223	1,835,463
Value added tax payable	179,246	233,477
Income tax payable	-	31,668
Short-term loan payable	486,726	505,515
Current portion of long term debt	44,230	206,765
Government grants outstanding	638,182	424,439
Total current liabilities	3,595,079	3,864,246
Long term debt, net of current portion	-	-

Total liabilities	3,595,079	3,864,246

Commitments and contingencies

Stockholders’ Equity
Common stock - $0.0001 par value; authorized 100,000,000 shares; 35,030,339 shares issued and outstanding at June 30, 2021 and December 31, 2020	3,503	3,503
Treasury stock	(709,478)	(709,478)
Additional paid-in-capital	3,713,370	3,713,370
Accumulated other comprehensive loss	(256,774)	289,933
Accumulated retained earnings	6,252,210	5,517,785
Total company stockholders’ equity	9,002,831	8,815,113
Preferred stock (I-ON Korea) - $0.4380 par value; authorized 2,000,000 shares; 157,142 shares issued and outstanding at June 30, 2021 and none at December 31, 2020.	475,036	475,036
Non-controlling interests	5,334	5,832
Total stockholders’ equity	9,483,201	9,295,981

Total Liabilities and Stockholders’ Equity	$13,078,280	$13,160,227

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three-month Period ended June 30,		Six-month Period ended June 30,
	2021	2020	2021	2020

Net sales	$4,559,135	$1,670,291	$8,608,659	$3,956,463
Cost of goods sold	2,657,096	1,169,022	6,131,649	2,738,424
Gross profit	1,902,039	501,269	2,477,010	1,218,039

Operating expense:
Research and development	333,631	221,677	596,256	404,161
General and administrative	518,016	457,216	1,077,473	921,630
Total operating expense	851,647	678,893	1,673,729	1,325,791

Income (loss) from operations	1,050,392	(177,624)	803,281	(107,752)

Other income (expense):
Interest income	12,126	12,991	23,523	22,970
Foreign currency transaction gain (loss)	(9,224)	10,356	(22,959)	10,978
Miscellaneous income, net	(8,721)	3,668	11,019	59,206
Interest expense	(3,939)	(7,340)	(8,354)	(13,276)
Total other income (expense), net	(9,758)	19,675	3,229	79,878

Income (loss) before provision for income taxes, loss on equity investments in affiliates, and non-controlling interest	1,040,634	(157,949)	806,510	(27,874)

Provision for income tax	31,826	101,627	72,583	108,185

Net Income (loss) before non-controlling interest	1,008,808	(259,576)	733,927	(136,059)

Non-controlling interest income (loss)	391	2,990	(498)	397

Net Income (loss)	$1,008,417	$(262,566)	$734,425	$(136,456)

Comprehensive income statement:
Net income (loss)	$1,008,808	$(259,576)	$733,927	$(136,059)
Foreign currency translation gain (loss)	11,433	123,876	(546,707)	(247,828)
Total comprehensive income (loss)	$1,020,241	$(135,700)	$187,220	$(383,887)

Earnings per share - Basic
Net income (loss) before non-controlling interest	$0.03	$(0.01)	$0.02	$(0.00)
Non-controlling interest	$0.00	$0.00	$(0.00)	$0.00
Earnings per share to stockholders	$0.03	$(0.01)	$0.02	$(0.00)

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$0.03	$(0.01)	$0.02	$(0.00)
Non-controlling interest	$0.00	$0.00	$(0.00)	$0.00
Earnings per share to stockholders	$0.03	$(0.01)	$0.02	$(0.00)

Weighted average number of common shares outstanding:
Basic	35,030,339	35,030,339	35,030,339	35,030,339
Diluted	35,030,339	35,030,339	35,030,339	35,030,339

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated	Total
			Additional			Other	Company	Non-		Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Preferred	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity	Interest	Stock	Equity

Balance at March 31, 2021	35,030,339	$3,503	$3,713,370	$5,243,793	$(709,478)	$(268,207)	$7,982,981	$4,943	$475,036	$8,462,960

Foreign currency translation						11,433	11,433			11,433
Net income(loss)				1,008,417			1,008,417	391		1,008,808

Balance at June 30, 2021	35,030,339	$3,503	$3,713,370	$6,252,210	$(709,478)	$(256,774)	$9,002,831	$5,334	$475,036	$9,483,201

						Accumulated	Total
			Additional			Other	Company	Non-		Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Preferred	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity	Interest	Stock	Equity

Balance at March 31, 2020	35,030,339	$3,603	$3,668,916	$4,023,447	$(709,478)	$(631,664)	$6,354,824	$2,808	$475,036	$6,832,668

Foreign currency translation						123,876	123,876			123,876
Stock compensation expense			22,177				22,177			22,177
Net income(loss)				(262,566)			(262,566)	2,990		(259,576)

Balance at June 30, 2020	35,030,339	$3,603	$3,691,093	$3,760,881	$(709,478)	$(507,788)	$6,238,311	$5,798	$475,036	$6,719,145

						Accumulated	Total
			Additional			Other	Company	Non-		Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Preferred	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity	Interest	Stock	Equity

Balance at December 31, 2020	35,030,339	$3,503	$3,713,370	$5,517,785	$(709,478)	$289,933	$8,815,113	$5,832	$475,036	$9,295,981

Foreign currency translation						(546,707)	(546,707)			(546,707)
Net income(loss)				734,425			734,425	(498)		733,927

Balance at June 30, 2021	35,030,339	$3,503	$3,713,370	$6,252,210	$(709,478)	$(256,774)	$9,002,831	$5,334	$475,036	$9,483,201

						Accumulated	Total
			Additional			Other	Company	Non-		Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Preferred	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity	Interest	Stock	Equity

Balance at December 31, 2019	35,030,339	$3,603	$3,646,740	$3,897,337	$(709,478)	$(259,960)	$6,578,242	$5,401	$475,036	$7,058,679

Foreign currency translation						(247,828)	(247,828)			(247,828)
Stock compensation expense			44,353				44,353			44,353
Net income(loss)				(136,456)			(136,456)	397		(136,059)

Balance at June 30, 2020	35,030,339	$3,603	$3,691,093	$3,760,881	$(709,478)	$(507,788)	$6,238,311	$5,798	$475,036	$6,719,145

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months ended June 30,	2021	2020

Cash flows from operating activities:
Net income (loss)	734,425	(136,456)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-controlling interest	(498)	(2,593)
Depreciation - fixed assets	35,923	53,929
Amortization of intangible assets	15,752	14,697
Stock options expense	-	44,353

Changes in operating assets and liabilities:
Account receivable, net	(692,439)	138,447
Prepaid expenses and other current assets	(591,635)	(154,707)
Deposit	(251,966)	(8,297)
Deferred taxes	349,108	53,835
Account payable	(95,727)	507,311
Accrued expenses and other	(172,896)	(791,170)
Value added tax payable	(46,053)	33,300
Income tax payable	(30,826)	(7,845)
Net cash used in operating activities	(746,832)	(255,196)

Cash flows from investing activities:
Purchases of investments	(16,104)	(4,971)
Purchases of property and equipment	(27,010)	(9,286)
Purchases of intangible assets	(3,607)	(26,158)
Payments received from short-term loan receivable	-	82,843
Loans provided under short-term loans	-	(41,422)
Net cash provided by (used in) investing activities	(46,721)	1,006

Cash flows from financing activities:
Principal payments on long-term debt	(156,549)	(41,405)
Net payment of government grants	232,039	-
Net cash provided by (used in) financing activities	75,490	(41,405)

Effect of foreign currency translation on cash and cash equivalents	(418,385)	(100,136)

Net decrease in cash and cash equivalents	(1,136,448)	(395,731)

Cash and cash equivalents including restricted cash, beginning of period	6,276,652	2,978,784

Cash and cash equivalents including restricted cash, end of period	$5,131,204	$2,583,053

Supplemental disclosure of cash flow information:
Interest paid	$8,354	$13,275
Taxes paid	$15,947	$13,189

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Organization and Operations

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

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of I-ON Communication Co., Ltd. and its 99.5% owned subsidiary, I-ON, Ltd. All intercompany accounts, transactions, and profits have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements and the notes hereto are reported in US Dollars.

The unaudited condensed consolidated financial statements were prepared and presented in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. Non-controlling interests represent the portion of earnings that is not within the parent Company’s control. These amounts are required to be reported as equity instead of as a liability on the unaudited condensed consolidated balance sheet. ASC requires net income or loss from non-controlling minority interests to be shown separately on the unaudited condensed consolidated statements of operations.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements, and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2021 or any future period.

Use of Estimates in the Preparation of Financial Statements

The preparation of these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the unaudited condensed consolidated financial statements. The more significant estimates and assumptions by management include among others: common stock valuation, and the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

I-ON Digital Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Foreign Currency Transaction and Translation

The Company’s principal country of operations is Korea.  The financial position and results of operations of the Company are determined using the local currency, Korean Won (“KRW”), as the functional currency.

●
I-ON, Ltd (Japanese subsidiary) – The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, are initially recorded using its local currency, Japanese Yen (“JPY”).  Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. All differences are reflected in profit or loss.  As of June 30, 2021, and December 31, 2020, the exchange rate was JPY 10.22 and JPY 10.54 per KRW, respectively.  The average exchange rate for the six months ended June 30, 2021 and 2020 was JPY 10.37 and JPY 11.15 per KRW, respectively.

●
Consolidation – Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date.  The results of operations are translated from KWR to US Dollar at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are dealt with as a component of accumulated other comprehensive income.   As of June 30, 2021, and December 31, 2020, the exchange rate was KRW 1,130.00 and KRW 1,088.00 per US Dollar, respectively.  The average exchange rate for the six months ended June 30, 2021 and 2020 was KRW 1,117.73 and KRW 1,193.60, respectively.

Translation adjustments were a net gain of $11,433 and net gain of $123,876 for the three-months ended June 30, 2021 and 2020, respectively, and a net loss of $546,707 and net loss of $247,828 for the six-months ended June 30, 2021 and 2020, respectively.

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

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

	June 30, 2021	December 31, 2020
Korea
Current assets	$10,955,544	$10,998,742
Non-current assets	1,426,899	1,603,402
Current liabilities	3,100,478	3,535,680
Non-current liabilities	-	-

Japan
Current assets	$695,560	$557,786
Non-current assets	277	297
Current liabilities	494,601	328,566
Non-current liabilities	-	-

	Six-months Period Ended June 30,		Three-months Period Ended June 30,
	2021	2020	2021	2020
Korea
Net Sales	$7,901,637	$2,878,039	$4,211,656	$1,261,970

Japan
Net Sales	$707,022	$1,078,424	$347,479	$408,321

I-ON Digital Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Restricted cash represents cash deposits which is restricted by the financial institutions for the loans the financial institutions have with the Company’s chief executive officer. The loans with the financial institutions are amounted to approximately $1,505,000 and $1,572,000 at June 30, 2021 and December 31, 2020, respectively, and expires on various days during 2021, unless extended. The loans, bearing various interest rates, are guaranteed by the Company and the restricted cash deposits of the Company are provided to the financial institutions as collateral.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development cost for three months ended June 30, 2021 and 2020 was $333,631 and $221,677, respectively, and for the six months ended June 30, 2021 and 2020 was $596,256 and $404,161, respectively.

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

Government grants which are intended to compensate the Company for expenses incurred are recognized as other income in profit or loss over the periods in which the Company recognizes the related costs as expenses. There are government grants outstanding of $638,182 and $424,439 as of June 30, 2021 and December 31, 2020, respectively.

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

I-ON Digital Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table summarize the Company’s fair value measurements by level for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$97,744
Common stock purchase warrant	-	-	-
Equity purchase put option	-	-	-
Fair value, at June 30, 2021	$-	$-	$97,744

The following table summarize the Company’s fair value measurements by level at December 31, 2020 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$101,517
Common stock purchase warrant	-	-	-
Equity purchase put option	-	-	-
Fair value, at December 31, 2020	$-	$-	$101,517

I-ON Digital Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Pronouncements Adopted

●	Fair Value Measurements

In August 2018, the FASB amended "Fair Value Measurements" to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of significant unobservable inputs used in level 3 measurements. The guidance is effective for the Company with the Company’s quarterly filing for the period ended June 30, 2021 and the Company made the required disclosure changes in that filing and going forward.  Adoption did not have an impact on the Company’s unaudited condensed consolidated results of operations, consolidated financial position, and cash flows.

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

●	Financial Instruments

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

I-ON Digital Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3:	Long-term Debt

Long-term debt consisted of the following:

	June 30, 2021	December 31, 2020

A note payable to a financial institution bearing interest at 2.81% and 2.54% at June 30, 2021 and December 31, 2020, respectively, and guaranteed by the officer of the Company. The Company was required to make interest-only payments until December 2020, then monthly payments of both principal and interest starting from January 2021.	$44,230	$206,765

Long-term debt	$44,230	$206,765
Less: current portion	(44,230)	(206,765)
Long-term debt, net of current portion	$-	$-

The long-term debt contains certain covenants, and the Company was in compliance with the covenants.

NOTE 4:	Line of Credit

The Company has lines of credit with financial institutions for total amount of approximately $3,600,000 that expires in various months in 2021, unless extended. There was no outstanding balance under the credit lines at June 30, 2021 The lines of credit, bearing various interest rates are guaranteed by the officer of the Company.

The Company has an arrangement with its customers and a financial institution, in which the Company’s customers issue electronic invoices with the Company as the recipient. The Company can use these receivables as collateral for loans up to approximately $5,300,000 and $5,500,000 as of June 30, 2021 and December 31, 2020, respectively. The Company receives its payments due when the customer fully pays the invoices to the financial institution. The interest rates vary depending on the Company’s customers’ credit ratings. The Company has no borrowings outstanding as of June 30, 2021 and December 31, 2020, respectively. The maturity date of the arrangement varies based on the dates of the original transactions.

NOTE 5:	Short Term Loan Payable

The Company has a short-term loan with a financial institution bearing interest rate of 2.575% expiring July 16, 2022.  All amounts outstanding are due on July 16, 2022, however, the Company may make earlier payments without any penalty.  The total amount outstanding was approximately $487,000 and $506,000 at June 30, 2021 and December 31, 2020, respectively.  The short-term loan is guaranteed by the officer of the Company.

I-ON Digital Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6:	Investments

Available-for-sale securities

The Company’s investments also include privately-held companies, where quoted market prices are not available, and the cost method, combined with other intrinsic information, is used to assess the fair value of the investment.

The following table summarize the Company’s investment securities:

Available-for-sale securities	Percentage of Ownership	June 30, 2021	December 31, 2020
4Grit	2.50%	$44,252	$45,960
E-channel	0.07%	$41,854	$43,470
KSFC	0.00%	$11,638	$12,087
Total investment securities		$97,744	$101,517

NOTE 7:	Commitments and Contingencies

Royalty

On February 15, 2006, the Company agreed to provide the rights to Ashisuto to sell the products in the Japanese market. Per the agreement, the contract period is automatically extended by 5 years up to 20 years.

Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2021. The lease is automatically extended upon agreement of both parties. Rent expense for all operating leases for the three-months ended June 30, 2021 and 2020 was $37,576 and $24,356, respectively, and for the six-months ended June 30, 2021 and 2020 was $75,152 and $59,150, respectively.

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

I-ON Digital Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted net income per common share:

	Three-months Period Ended June 30,		Six-months Period Ended June 30,
Periods Ended	2021	2020	2021	2020

Net income (loss) before non-controlling interest	$1,008,808	$(259,576)	$733,927	$(136,059)
Non-controlling interest	391	2,990	(498)	397
Net income (loss)	1,008,417	(262,566)	734,425	(136,456)

Weighted-average shares of common stock outstanding:
Basic	35,030,339	35,030,339	35,030,339	35,030,339
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-	-	-
Dilutive shares	35,030,339	35,030,339	35,030,339	35,030,339

Earnings per share - Basic
Net income (loss) before non-controlling interest	$0.03	$(0.01)	$0.02	$(0.00)
Non-controlling interest	$0.00	$0.00	$(0.00)	$0.00
Earnings per share to stockholders	$0.03	$(0.01)	$0.02	$(0.00)

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$0.03	$(0.01)	$0.02	$(0.00)
Non-controlling interest	$0.00	$0.00	$(0.00)	$0.00
Earnings per share to stockholders	$0.03	$(0.01)	$0.02	$(0.00)

No non-vested share awards or non-vested share unit awards were antidilutive for the six months ended June 30, 2021 and 2020.

NOTE 10:	Non-Controlling Interest-Issuance of Preferred Stock by Subsidiary

On April 9, 2019, The Company’s subsidiary, I-ON Communication Korea issued 157,142 shares of redeemable convertible preferred stock at a price of KRW3,500 per share for proceeds of KRW549,997,000 . The convertible preferred stock agreement contain provisions as follows:

●	Voting rights – The preferred shareholder may have same voting rights as common stock shareholder (1:1)
●	2% annual dividend
●	Liquidating rights
●	Conversion rights to common stock
●	Call option by preferred shareholder - Preferred stock may be converted to common stock anytime at a fixed conversion price of KRW 3,500
●
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

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are available to be issued. Any material events that occur between the balance sheet date and the date that the financial statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as disclosed within the footnotes or as discussed below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Our unaudited interim consolidated financial statements for the six months ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2020, as filed in our annual report on Form 10-K.

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

I-ON has invested and continues to spend substantial revenue on research and development.  The Company has over 120 employees as of June 30, 2021, approximately 90% of whom are considered full-time.  Research and development typically comprises of approximately 80 junior, mid to senior level engineers and developers, most of whom are based at the Company’ headquarters located at 15 Teheran-ro 10-gil, Gangnam-gu, Seoul, South Korea, 06234.

Results of Operations

Comparison of results of operations for the three months ended June 30, 2021 as Compared to the three months ended June 30, 2020

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Three Months Ended
	June 30, 2021		June 30, 2020		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$4,559,135	100.0%	$1,670,291	100.0%	$2,888,844	173.0%
Cost of goods sold	2,657,096	58.3%	1,169,022	70.0%	1,488,074	127.3%
Gross profit	1,902,039	41.7%	501,269	30.0%	1,400,770	279.4%

Operating expense:
Research and development	333,631	7.3%	221,677	13.3%	111,954	50.5%
General and administrative	518,016	11.4%	457,216	27.4%	60,800	13.3%
Total operating expense	851,647	18.7%	678,893	40.6%	172,754	25.4%

Income (loss) from operations	1,050,392	23.0%	(177,624)	-10.6%	1,228,016	-691.4%

Other income (expense):
Interest income	12,126	0.3%	12,991	0.8%	(865)	-6.7%
Foreign currency transaction gain(loss)	(9,224)	0.2%	10,356	0.6%	(19,580)	-189.1%
Miscellaneous income (expense), net	(8,721)	-1.4%	3,668	0.2%	(12,389)	-337.8%
Interest expense	(3,939)	-0.1%	(7,340)	-0.4%	3,401	-46.3%
Total other income (expense), net	(9,758)	-0.2%	19,675	1.2%	(29,433)	-149.6%

Income (loss) before provision for income taxes, loss on equity investments in affiliates, and
non-controlling interest	1,040,634	22.8%	(157,949)	-9.5%	1,198,583	-758.8%

Provision for income tax	31,826	0.7%	101,627	6.1%	(69,801)	-68.7%

Net Income (loss) before non-controlling interest	1,008,808	22.1%	(259,576)	-15.5%	1,268,384	-488.6%

Non-controlling interest income	391	0.0%	2,990	0.2%	(2,599)	-86.9%

Net Income (loss)	$1,008,417	22.1%	$(262,566)	-15.7%	$1,270,987	-484.1%

Net Sales

Net sales increased by $2,888,844, or 173.0%, to $4,559,135 for the three months ended June 30, 2021 from $1,670,291 for the three months ended June 30, 2020. The change in net sales reflected the following:

- License customization revenue increased by approximately $970,509 to approximately $1,734,488 for the three months ended June 30, 2021 from $763,979 for the three months ended June 30, 2020 due to increase in e-Commerce businesses during the unprecedented condition surrounding COVID-19 pandemic spreading throughout South Korea, and increase in ICE sales, which is the only available solution product in South Korea.

- Solution Installation revenue increased by approximately $1,879,418 to approximately $1,911,199 for the three months ended June 30, 2021 from $31,781 for the three months ended June 30, 2020 due to increase in sale as the customers launched e-Commerce businesses and sale of ICE for $1,800,000 to Samsung SDS.

Cost of Goods Sold

Cost of goods sold increased by $1,488,074 or 127.3%, to $2,657,096 for the three months ended June 30, 2021 from $1,169,022 for the three months ended June 30, 2020.  The increase was primarily due to increase in consultant fee.

Gross Profit (Loss)

Gross profit increased by $1,400,770 or 279.4%, from gross profit of $501,269, or 30.0% of net sales, for the three months ended June 30, 2020, to gross profit of $1,902,039, or 41.7% of net sales, for the three months ended June 30, 2021.

The increase was mainly due to increased in solution installation revenue.

Research and Development

Research and development expenses increased by $111,954 or 50.2%, to $333,631 for the three months ended June 30, 2021 from $221,699 for the three months ended June 30, 2020.  The increase was due to increase in head count computer programmers at the research and development department.

General and Administrative

General and administrative expenses increased by $60,800 or 13.3%, from $457,216 for the three months ended June 30, 2020, to $518,016 for the three months ended June 30, 2021.  The change was consistent with previous period.

Other Income (Expense)

Other income (expense) change was primarily due to decrease in miscellaneous expense income and increase in foreign currency transation loss.

Provision for Income Tax

Change in tax provision was not material.

Comparison of results of operations for the six months ended June 30, 2021 as Compared to the six months ended June 30, 2020

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Six Months Ended
	June 30, 2021		June 30, 2020		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$8,608,659	100.0%	$3,956,463	100.0%	$4,652,196	117.6%
Cost of goods sold	6,131,649	71.2%	2,738,424	69.2%	3,393,225	123.9%
Gross profit	2,477,010	28.8%	1,218,039	30.8%	1,258,971	103.4%

Operating expense:
Research and development	596,256	6.9%	404,161	10.2%	192,095	47.5%
General and administrative	1,077,473	12.5%	921,630	23.3%	155,843	16.9%
Total operating expense	1,673,729	19.4%	1,325,791	33.5%	347,938	26.2%

Income (loss) from operations	803,281	9.3%	(107,752)	-2.7%	911,033	-845.5%

Other income (expense):
Loss on extinguishment of debt	-	-	-	-	-	n/a
Interest income	23,523	0.3%	22,970	0.6%	553	2.4%
Foreign currency transaction gain(loss)	(22,959)	-0.3%	10,978	0.3%	(33,937)	309.1
Miscellaneous income, net	11,019	0.1%	59,206	1.5%	(48,187)	-81.4%
Interest expense	(8,354)	-0.1%	(13,726)	-0.3%	4,922	-37.1%
Total other income (expense), net	3,229	0.0%	79,878	2.0%	(76,649)	-96.0%

Income (loss) before provision for income taxes, loss on equity investments in affiliates, and
non-controlling interest	806,510	9.4%	(27,874)	-0.7%	834,384	-2,993.4%

Provision for income tax	72,583	0.8%	108,185	2.7%	(35,602)	-32.9%

Net loss before income or loss on equity investments in affiliates and non-controlling interest	733,927	8.5%	(136,059)	-3.4%	869,986	-639.4%

Income (Loss) on equity investments	-	0.0%	-	0.0%	-	n/a

Net Income (loss) before non-controlling interest	733,927	8.5%	(136,059)	-3.4%	869,986	-639.4%

Non-controlling interest income (loss)	(498)	0.0%	397	0.0%	(895)	-225.4%

Net Income (loss)	$734,425	8.5%	$(136,456)	-3.4%	$870,881	-638.2%

Net Sales

Net sales increased by $4,652,196, or 117.6%, to $8,608,659 for the six months ended June 30, 2021 from $3,956,463 for the six months ended June 30, 2020. The change in net sales reflected the following:

- Solution installation revenue increased by approximately $2,173,941 from approximately $505,222 for the six months ended June 30, 2020 to $2,769,163 for the six months ended June 30, 2021 due to the Company focusing in sales effort in this area and signing up new projects with various customers since June 30, 2020 to June 30, 2021.  The new projects were recognized mainly for three months ended on June 30, 2021.

Cost of Sales

Cost of sales increased by $3,393,225 or 123.9%, to $6,131,649 for the six months ended June 30, 2021 from $2,738,424 for the six months ended June 30, 2020.  The increase was primarily due to outsourced service fees. The outsourced service fees increased by $2,860,415 or 415%, to $3,550,290 for the six months ended June 30, 2021 from $689,875 for the six months ended June 30, 2020.

Gross Profit (Loss)

Gross profit increased by $1,258,971, or 103.4%, to $2,477,010, or 28.8% of net sales, for the six months ended June 30, 2021, from $1,218,039, or30.8% of net sales, for the six months ended June 30, 2020.

The increase was due to an increase in sales and an increase in outsourced service fees compared to the previous year.

Research and Development

Research and development expenses increased by $192,095 or 47.5%, to $596,256 for the six months ended June 30, 2021 from $404,161 for the six months ended June 30, 2020.  The increase was due to increase in outsource development fees.

General and Administrative

General and administrative expenses increased by $155,843 or 16.9%, to $1,077,473 for the six months ended June 30, 2021 from $921,630 for the six months ended June 30, 2020.  The increase was due to increase in commission fees.

Other Income (Expense)

Other income (expense) change was primarily due to decrease in miscellaneous income for the six months ended June 30, 2021.

Provision for Income Tax

Change in tax provision was not material.

Comprehensive income - Foreign currency translation

Foreign currency translation gain was $11,432 for the six months ended June 30, 2021 compared to loss of $247,828 for the six months ended June 30, 2020.  The change of $59,260 was due to devaluation of Korean Won compared to US dollar in six months ended June 30, 2021 compared to June 30, 2020.  The average exchange rate for the six months ended June 30, 2021 and 2020 was KRW 1,117.73 and KRW 1,207.10, respectively.

Liquidity and Capital Resources

At June 30, 2021, the Company had cash and cash equivalents of $3,449,788. We estimate that we will require up to $3,000,000 of capital for the next twelve months of operations. We estimate that our expenses will be comprised primarily of general expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.

	Six Months Ended June 30,		Changes
	2021	2020	Amount	%
Net cash used in operating activities	(746,832)	(255,196)	(491,636)	192.7%
Net cash provided by (used in) investing activities	(46,721)	1,006	(47,727)	-4,744.2%
Net cash provided by (used in) financing activities	75,490	(41,405)	116,895	-282.3%
Effect of foreign currency translation on cash and cash equivalents	(418,385)	(100,136)	(318,249)	317.8%
Net decrease in cash and cash equivalents	(1,136,448)	(395,731)	(740,717)	187.2%

Operating Activities

Cash used in operating activities for the six months ended June 30, 2021 was $746,832, compared to $255,196 for the six months ended June 30, 2020, a increase of $491,636, or approximately 192.7%.  The increase in cash used in operating activities was due to primarily increase in accrued expenses of ($172,896), for the six months ended June 30, 2021 compared to accrued expenses of ($791,170) for the six months ended June 30, 2020.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2021 was $46,721, compared to cash provided amount of $1,006 for the six months ended June 30, 2020.  The cash provided by (used in) investing activities was mainly due to net decrease in payments received from short-term loan receivable of $0 for the six months ended June 30, 2021 compared to $41,421 for the six months ended June 30, 2020.

Financing Activities

Cash provided in financing activities for the six months ended June 30, 2021 was $75,490, compared to cash used amount of $41,405 for the six months ended June 30, 2020, an increase of $116,895.  The increase was primarily due to net payment of government grants.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2021, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

Management is currently evaluating remediation plans for the above control deficiencies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the Six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

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

Date: August 12, 2021	I-ON DIGITAL CORP.

	By:	/s/ Jae Cheol Oh
Name: Jae Cheol Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)