Form 10-Q
period 2021-09-30
I-ON Digital Corp.
filed 2021-11-15
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IONI	OTC Markets

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of November 12, 2021
Common Stock, $0.0001 par value per share	35,030,339 shares

PART 1 – FINANCIAL INFORMATION
Item 1.	Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of I-ON Digital Corp. and subsidiary (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

I-ON Digital Corp. and Subsidiary

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2021	December 31, 2020

ASSETS

Current assets:
Cash and cash equivalents	$2,638,825	$4,521,328
Restricted cash	1,603,511	1,746,324
Short-term financial instruments	703,857	771,140
Short-term loan receivable	126,593	137,868
Accounts receivables, net of allowance for doubtful accounts $638,924 and $619,336, respectively	4,287,878	3,006,084
Deferred tax assets - current	365,636	274,291
Prepaid expenses and other current assets	1,326,888	1,099,493
Total current assets	11,053,188	11,556,528

Non-current assets:
Investments	93,215	101,517
Property and equipment, net	89,400	118,402
Intangible assets, net	208,609	232,400
Deposits	764,992	395,585
Deferred tax assets - non current	822,598	755,795
Total non-current assets	1,978,814	1,603,699

Total Assets	$13,032,002	$13,160,227

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$599,875	$626,919
Accrued expenses and other	1,612,506	1,835,463
Value added tax payable	43,535	233,477
Income tax payable	19,779	31,668
Short-term loan payable	337,581	505,515
Current portion of long term debt	21,090	206,765
Government grants outstanding	401,153	424,439
Total current liabilities	3,035,519	3,864,246
Long term debt, net of current portion	-	-

Total liabilities	3,035,519	3,864,246

Commitments and contingencies

Stockholders’ Equity
Common stock - $0.0001 par value; authorized 100,000,000 shares; 35,030,339 shares issued and outstanding at September 30, 2021 and December 31, 2020	3,503	3,503
Treasury stock	(709,478)	(709,478)
Additional paid-in-capital	3,713,370	3,713,370
Accumulated other comprehensive income (loss)	(725,501)	289,933
Accumulated retained earnings	7,234,130	5,517,785
Total company stockholders’ equity	9,156,024	8,815,113
Preferred stock (I-ON Korea) - $0.4380 par value; authorized 2,000,000 shares; 157,142 shares issued and outstanding at September 30, 2021 and none at December 31, 2020.	475,036	475,036
Non-controlling interests	5,423	5,832
Total stockholders’ equity	9,996,483	9,295,981

Total Liabilities and Stockholders’ Equity	$13,032,002	$13,160,227

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary
Condensed Consolidated Statements of Operations (Unaudited)

	Three-Month Ended September 30,		Nine-Month Ended September 30,
	2021	2020	2021	2020

Net sales	$3,616,267	$2,306,668	$12,224,926	$6,263,131
Cost of goods sold	2,494,644	1,497,499	8,626,293	4,235,923
Gross profit	1,121,623	809,169	3,598,633	2,027,208

Operating expense:
Research and development	239,108	96,932	835,364	501,093
General and administrative	491,738	389,215	1,569,211	1,310,845
Total operating expense	730,846	486,147	2,404,575	1,811,938

Income from operations	390,777	323,022	1,194,058	215,270

Other income (expense):
Interest income	9,072	10,037	32,595	33,007
Foreign currency transaction gain (loss)	(6,953)	(535)	(29,912)	10,443
Miscellaneous income (expense), net	12,603	(8,977)	23,622	50,229
Interest expense	(2,512)	(5,194)	(10,866)	(18,470)
Total other income (expense), net	12,210	(4,669)	15,439	75,209

Income before provision for income taxes, and non-controlling interest	402,987	318,353	1,209,497	290,479

Provision (benefit) for income tax	(579,022)	24,748	(506,439)	132,933

Net income before non-controlling interest	982,009	293,605	1,715,936	157,546

Non-controlling interest income (loss)	89	25	(409)	422

Net income	$981,920	$293,580	$1,716,345	$157,124

Comprehensive income statement:
Net income	982,009	293,605	1,715,936	157,546
Foreign currency translation gain (loss)	(468,727)	162,903	(1,015,434)	(84,925)
Total comprehensive income	441,363	456,508	700,502	72,621

Earnings per share – Basic
Net income before non-controlling interest	0.03	0.01	0.05	0.00
Non-controlling interest	0.00	0.00	(0.00)	0.00
Earnings per share to stockholders	0.03	0.01	0.05	0.00

Earnings per share – Diluted
Net income before non-controlling interest	0.03	0.01	0.05	0.00
Non-controlling interest	0.00	0.00	(0.00)	0.00
Earnings per share to stockholders	0.03	0.01	0.05	0.00

Weighted average number of common shares outstanding:
Basic	35,030,339	35,030,339	35,030,339	35,030,339
Diluted	35,030,339	35,030,339	35,030,339	35,030,339

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated	Total
			Additional			Other	Company	Non-		Total
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Preferred	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interest	Stock	Equity

Balance at December 31, 2020	35,030,339	$3,503	$3,713,370	$5,517,785	$(709,478)	$289,933	$8,815,113	$5,832	$475,036	$9,295,981

Foreign currency translation	-	-	-	-	-	(558,140)	(558,140)	-	-	(558,140)
Net income(loss)	-	-	-	(273,992)	-	-	(273,992)	(889)	-	(274,881)

Balance at March 31, 2021	35,030,339	$3,503	$3,713,370	$5,243,793	$(709,478)	$(268,207)	$7,982,981	$4,943	$475,036	$8,462,960

Foreign currency translation	-	-	-	-	-	11,433	11,433	-	-	11,433
Net income(loss)	-	-	-	1,008,417	-	-	1,008,417	391	-	1,008,808

Balance at June 30, 2021	35,030,339	$3,503	$3,713,370	$6,252,210	$(709,478)	$(256,774)	$9,002,831	$5,334	$475,036	$9,483,201

Foreign currency translation	-	-		-	-	(468,727)	(468,727)	-	-	(468,727)
Net income(loss)	-	-	-	981,920	-	-	981,920	89	-	982,009

Balance at September 30, 2021	35,030,339	3,503	3,713,370	7,234,130	(709,478)	(725,501)	9,516,024	5,423	475,036	9,996,483

						Accumulated	Total
			Additional			Other	Company	Non-		Total
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Preferred	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interest	Stock	Equity

Balance at December 31, 2019	35,030,339	$3,603	$3,646,740	$3,897,337	$(709,478)	$(259,960)	$6,578,242	$5,401	$475,036	$7,058,679

Foreign currency translation	-	-	-	-	-	(371,704)	(371,704)	-	-	(371,704)
Stock compensation expense	-	-	22,176	-	-	-	22,176	-	-	22,176
Net income(loss)	-	-	-	126,110	-	-	126,110	(2,593)	-	123,517

Balance at March 31, 2020	35,030,339	$3,603	$3,668,916	$4,023,447	$(709,478)	$(631,664)	$6,354,824	$2,808	$475,036	$6,832,668

Foreign currency translation	-	-	-	-	-	123,876	123,876	-	-	123,876
Stock compensation expense	-	-	22,177	-	-	-	22,177	-	-	22,177
Net income(loss)	-	-	-	(262,566)	-	-	(262,566)	2,990	-	(259,576)

Balance at June 30, 2020	35,030,339	$3,603	$3,691,093	$3,760,881	$(709,478)	$(507,788)	$6,238,311	$5,798	$475,036	$6,719,145

Reclassification of issuance of common stock in connection with equity purchase agreement	-	(100)	100	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	162,903	162,903	-	-	162,903
Stock compensation expense	-	-	22,177		-	-	22,177	-	-	22,177
Net income(loss)	-	-	-	293,580	-	-	293,580	25	-	293,605
					-
Balance at September 30, 2020	35,030,339	$3,503	$3,713,370	$4,054,461	$(709,478)	$(344,885)	$6,716,971	$5,823	$475,036	$7,197,830

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months ended	September 30, 2021	September 30, 2020

Cash flows from operating activities:
Net income	$1,716,345	$157,124
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-controlling interest	(409)	422
Depreciation - fixed assets	54,537	81,576
Amortization of intangible assets	23,660	21,914
Stock options expense	-	66,530

Changes in operating assets and liabilities:
Account receivable, net	(1,461,280)	1,644,070
Prepaid expenses and other current assets	(332,429)	(217,295)
Deposit	(420,901)	(16,827)
Deferred taxes	(253,938)	78,287
Account payable	(113,756)	243,618
Accrued expenses and other	(76,325)	(336,097)
Value added tax payable	(178,989)	75,019
Income tax payable	(9,743)	(7,887)
Net cash provided by (used in) operating activities	(1,053,227)	1,790,454

Cash flows from investing activities:
Proceeds from sale (purchases of) investments	4,421	(41,641)
Purchases of long-term investments	-	-
Purchases of property and equipment	(34,297)	(9,336)
Purchases of intangible assets	(18,647)	(33,966)
Payments received from short-term loan receivable	-	83,282
Loans provided under short-term loans	-	(41,641)
Net cash used in investing activities	(48,524)	(43,302)

Cash flows from financing activities:
Principal payments on long-term debt	(176,807)	(114,488)
Payments on short-term borrowings	(132,625)	-
Net receipt of government grants	11,969	505,552
Net cash provided by (used in) financing activities	(297,463)	391,064

Effect of foreign currency translation on cash and cash equivalents	(626,102)	14,093

Net increase (decrease) in cash and cash equivalents	(2,025,316)	2,152,309

Cash and cash equivalents including restricted cash, beginning of period	6,267,652	2,978,784

Cash and cash equivalents including restricted cash, end of period	$4,242,336	$5,131,093

Supplemental disclosure of cash flow information:
Interest paid	$10,866	$18,470
Taxes paid	$15,760	$19,764

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Organization and Operations

I-ON Digital Corp. (“the Company”) was incorporated on July 5, 1999 and is engaged in developing and supplying computerized system. The corporate headquarter is located at 15 Teheran-ro 10-gil Gangnam-gu Seoul, South Korea.  The Company provides enterprise content management services to customers primarily in Korea, Japan, Malaysia and Indonesia, by developing industry-leading products such as ICS (web content management system), iDrive (e-document management system), LAMS (load aggregator’s management system), e.Form (mobile contract system), IDAS (digital asset management system) and ICE (content delivery system).

I-ON, Ltd is the Japanese subsidiary of the Company incorporated in 2002. The total assets of I-ON, Ltd is approximately $601,147. The Company has 99.5% ownership of I-ON, Ltd.

On or about August 1, 2021, the Company’s wholly-owned subsidiary I-On Communications, Ltd. (“Communication”) formed a new wholly-owned subsidiary named eformworks Co., Ltd. (“e.Form”) into which Communications moved its electronic signature operations.  Communications contributed KRW 300,000,000 to e.Form to subscribe for its founders shares and own 100% of the outstanding capital stock of e.Form.

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

●
I-ON, Ltd (Japanese subsidiary) – The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, are initially recorded using its local currency, Japanese Yen (“JPY”). Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. All differences are reflected in profit or loss. As of September 30, 2021 and December 31, 2020, the exchange rate was JPY 10.58 and JPY 10.54 per KRW, respectively. The average exchange rate for the nine months ended September 30, 2021 and 2020 was JPY 10.41 and JPY 11.17 per KRW, respectively.

●
Consolidation – Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date.  The results of operations are translated from KWR to US Dollar at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are dealt with as a component of accumulated other comprehensive income. As of September 30, 2021 and December 31, 2020, the exchange rate was KRW 1,184.90 and KRW 1,088.00 per US Dollar, respectively. The average exchange rate for the nine months ended September 30, 2021 and 2020 was KRW 1,131.01 and KRW 1,200.74, respectively.

Translation adjustments were a net loss of $468,727 and net gain of $162,903 for the three-month ended September 30, 2021 and 2020, respectively, and a net loss of $996,830 and net loss of $84,925 for the nine-month ended September 30, 2021 and 2020, respectively.

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

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

	September 30, 2021	December 31, 2020
Korea
Current assets	$10,452,315	$10,998,742
Non-current assets	1,978,540	1,603,402
Current liabilities	2,650,247	3,535,680
Non-current liabilities	-	-

Japan
Current assets	$600,873	$557,786
Non-current assets	274	297
Current liabilities	385,272	328,566
Non-current liabilities	-	-

	Nine-month Ended September 30,		Three-month Ended September 30,
	2021	2020	2021	2020
Korea
Net Sales	$11,093,996	$4,882,750	$3,192,359	$2,004,711

Japan
Net Sales	$1,130,930	$1,380,381	$423,908	$301,957

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

●
Customizing Services – the Company recognizes revenue from processing transactions between businesses and their customers. Revenue is recognized over the contract and service period and when service for the contract is completed.

●	Maintenance – the Company recognizes revenue over the contract term based on percentage-of-completion method.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted cash represents cash deposits which is restricted by the financial institutions for the loans the financial institutions having with the Company’s chief executive officer. The loans with the financial institutions are amounted to approximately $1,603,000 and $1,572,000 at September 30, 2021 and December 31, 2020, respectively, and expires on various days during 2021, unless extended. The loans, bearing various interest rates, are guaranteed by the Company and the restricted cash deposits of the Company are provided to the financial institutions as collateral.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development cost for three months ended September 30, 2021 and 2020 was $239,108 and $96,932, respectively, and for the nine months ended September 30, 2021 and 2020 was $835,364 and $501,093, respectively.

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

Government grants which are intended to compensate the Company for expenses incurred are recognized as other income in profit or loss over the periods in which the Company recognizes the related costs as expenses. There are government grants outstanding of $401,153 and $424,439 as of September 30, 2021 and December 31, 2020, respectively.

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

The following table summarizes the Company’s fair value measurements by level for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$93,215
Common stock purchase warrant	-	-	-
Equity purchase put option	-	-	-
Fair value, at September 30, 2021	$-	$-	$93,215

The following table summarizes the Company’s fair value measurements by level at December 31, 2020 for the assets measured at fair value on a recurring basis:

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

In March 2016, the FASB amended “Financial Instruments” to provide financial statement users with more decision-useful information about the expected credit losses on debt instruments and other commitments to extend credit held by a reporting entity at each reporting date. During November 2018 and April 2019, the FASB made amendments to the new standard that clarified guidance on several matters, including accrued interest, recoveries, and various codification improvements. The new standard, as amended, replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates.  The new guidance is effective for us on January 1, 2020, and in the first half of 2019 and there is no material impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3:	Long-term Debt

Long-term debt consisted of the following:

	September 30, 2021	December 31, 2020

A note payable to a financial institution bearing interest at 2.81% and 2.54% at September 30, 2021 and December 31, 2020, respectively, and guaranteed by the officer of the Company. The Company was required to make interest-only payments until December 2020, then monthly payments of both principal and interest starting from January 2021.	$21,090	$206,765

Long-term debt	$21,090	$206,765
Less: current portion	(21,090)	(206,765)
Long-term debt, net of current portion	$-	$-

The long-term debt contains certain covenants, and the Company was in compliance with the covenants.

NOTE 4:	Line of Credit

The Company has lines of credit with financial institutions for total amount of approximately $3,400,000 that expires in various months in 2021, unless extended. There was no outstanding balance under the credit lines at September 30, 2021 The lines of credit, bearing various interest rates are guaranteed by the officer of the Company.

The Company has an arrangement with its customers and a financial institution, in which the Company’s customers issue electronic invoices with the Company as the recipient. The Company can use these receivables as collateral for loans up to approximately $5,000,000 and $5,500,000 as of September 30, 2021 and December 31, 2020, respectively. The Company receives its payments due when the customer fully pays the invoices to the financial institution. The interest rates vary depending on the Company’s customers’ credit ratings. The Company has no borrowings outstanding as of September 30, 2021 and December 31, 2020, respectively. The maturity date of the arrangement varies on the dates of the original transactions.

NOTE 5:	Short Term Loan Payable

The Company has a short-term loan with a financial institution bearing interest rate of 2.575% expiring July 16, 2022.  All amounts outstanding are due on July 16, 2022, however, the Company may make earlier payments without any penalty.  The total amount outstanding was approximately $338,000 and $506,000 at September 30, 2021 and December 31, 2020, respectively.  The short-term loan is guaranteed by the officer of the Company.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6:	Investments

Available-for-sale securities

The Company’s investments also include privately-held companies, where quoted market prices are not available, and the cost method, combined with other intrinsic information, is used to assess the fair value of the investment.

The following table summarize the Company’s investment securities:

Available-for-sale securities	Percentage of Ownership	September 30, 2021	December 31, 2020
4Grit	2.50%	$42,201	$45,960
E-channel	0.07%	$39,915	$43,470
KSFC	0.00%	$11,099	$12,087
Total investment securities		$93,215	$101,517

NOTE 7:	Commitments and Contingencies

Royalty

On February 15, 2006, the Company agreed to provide the rights to Ashisuto to sell the products in the Japanese market. Per the agreement, the contract period is automatically extended by 5 years up to 20 years.

Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2021. The lease is automatically extended upon agreement of both parties. Rent expense for all operating leases for the three-month ended September 30, 2021 and 2020 was $37,135 and $34,978, respectively, and for the nine-month ended September 30, 2021 and 2020 was $111,405 and $94,442, respectively.

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

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted net income per common share:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Periods Ended	2021	2020	2021	2020

Net income before non-controlling interest	$982,009	$293,605	$1,715,936	$157,546
Non-controlling interest	89	25	(409)	422
Net income	981,920	293,580	1,716,345	157,124

Weighted-average shares of common stock outstanding:
Basic	35,030,339	35,030,339	35,030,339	35,030,339
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-	-	-
Dilutive shares	35,030,339	35,030,339	35,030,339	35,030,339

Earnings per share - Basic
Net income (loss) before non-controlling interest	$0.03	$0.01	$0.05	$0.00
Non-controlling interest	$0.00	$0.00	$(0.00)	$0.00
Earnings per share to stockholders	$0.03	$0.01	$0.05	$0.00

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$0.03	$0.01	$0.05	$0.00
Non-controlling interest	$0.00	$0.00	$(0.00)	$0.00
Earnings per share to stockholders	$0.03	$0.01	$0.05	$0.00

No non-vested share awards or non-vested share unit awards were antidilutive for the nine months ended September 30, 2021 and 2020.

NOTE 10:	Non-Controlling Interest-Issuance of Preferred Stock by Subsidiary

On April 9, 2019, The Company’s subsidiary, I-ON Communication Korea issued 157,142 shares of redeemable convertible preferred stock at a price of KRW 3,500 per share for proceeds of KRW 549,997,000. The convertible preferred stock agreement contains provisions as follows:

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

The Company accounted for the issuance of preferred stock under ASC 810-10-45-23, Consolidation, and was treated as equity transaction as the parent’s ownership interest retains control of a subsidiary. The preferred stock issuance by a subsidiary to noncontrolling interest holders was reflected as a noncontrolling interest in the financial statements of the parent at the amount of the cash proceeds received.

The convertible preferred shares meet definition of equity instrument and contain a put option that is not outside the Company’s control and the conversion to common stock is at a fixed, determinable share conversion price at KRW 3,500 per share.

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

Our unaudited interim consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2020, as filed in our annual report on Form 10-K.

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

I-ON has invested and continues to spend substantial revenue on research and development.  The Company has over 100 employees as of December 31, 2020, approximately 90% of whom are considered full-time.  Research and development typically comprises of approximately 80 junior, mid to senior level engineers and developers, most of whom are based at the Company’ headquarters located at 15 Teheran-ro 10-gil, Gangnam-gu, Seoul, South Korea, 06234.

Results of Operations

Comparison of results of operations for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Three Months Ended
	September 30, 2021		September 30, 2020		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$3,616,267	100.0%	$2,306,668	100.0%	$1,309,599	56.8%
Cost of goods sold	2,494,644	69.0%	1,497,499	64.9%	997,145	66.6%
Gross profit	1,121,623	31.0%	809,169	35.1%	312,454	38.6%

Operating expense:
Research and development	239,108	6.6%	96,932	4.2%	142,176	146.7%
General and administrative	491,738	13.6%	389,215	16.9%	102,523	26.3%
Total operating expense	730,846	20.2%	486,147	21.1%	244,699	50.3%

Income from operations	390,777	10.8%	323,022	14.0%	67,755	21.0%

Other income (expense):
Interest income	9,072	0.3%	10,037	0.4%	(965)	-9.6%
Foreign currency transaction gain(loss)	(6,953)	-0.2%	(535)	0.0%	(6,418)	1,199.6%
Miscellaneous income (expense), net	12,603	0.3%	(8,977)	-0.4%	21,580	-240.4%
Interest expense	(2,512)	-0.1%	(5,194)	-0.2%	2,682	-51.6%
Total other income (expense), net	12,210	0.3%	(4,669)	-0.2%	16,879	-361.5%

Income before provision for income taxes, and non-controlling interest	402,987	11.1%	318,353	13.8%	84,634	26.6%
Provision for income tax	(579,022)	-16.0%	24,748	1.1%	(603,990)	-2,439.7%

Net income before non-controlling interest	982,009	27.2%	293,605	12.7%	688,404	234.54%

Non-controlling interest income	89	0.0%	25	0.0%	64	256.0%

Net income	$ 981,920	27.2%	$ 293,580	12.7%	$688,340	234.57%

Net Sales
Net sales increased by $5,961,795, or 95.2%, to $12,224,926 for the nine months ended September 30, 2021 from $6,263,131 for the nine months ended September 30, 2020. The change in net sales reflected the following:

- Solution installation revenue increased by approximately $2,602,130 from approximately $551,238 for the nine months ended September 30, 2020 to $3,153,367 for the nine months ended September 30, 2021 due to the Company focusing in sales effort in this area and signing up new projects with various customers since September 30, 2020 to September 30, 2021.
- Maintenance revenue increased by approximately $681,601 from approximately $1,186,796 for the nine months ended September 30, 2020 to $1,868,398 for the nine months ended September 30, 2021 due to increase in new contracts.
- License customization revenue increased by approximately $2,647,171 from approximately $3,284,696 for the nine months ended September 30, 2020 to $5,931,867 for the nine months ended September 30, 2021 due to Company focusing in sales effort in this area and signing up new projects with various customers since September 30, 2020 to September 30, 2021.

Cost of Goods Sold

Cost of goods sold increased by $4,390,730 or 103.6%, to $8,626,293 for the nine months ended September 30, 2021 from $4,235,923 for the nine months ended September 30, 2020.  The increase was primarily due to using outsourcing services.

Gross Profit (Loss)

Gross profit increased by $1,571,425, or 77.5%, to gross profit of $3,598,633,or 29.4% of net sales, for the nine months ended September 30, 2021, from gross profit of $2,027,208, or 32.4% of net sales, for the nine months ended September 30, 2020.

The increase was due to an increase in sales.

Research and Development

Research and development expenses increased by $334,271 or 66.7%, to $835,364 for the nine months ended September 30, 2021 from $501,093 for the nine months ended September 30, 2020. The increase was mainly due to increase in headcount computer programmers at the research and development department.

General and Administrative

General and administrative expenses increased by $258,366 or 19.7%, to $1,569,211 for the nine months ended September 30, 2021 from $1,310,845 for the nine months ended September 30, 2020.  The increase was due to increase in commission fees, service fees, and training expense.

Other Income (Expense)

Other income (expense) change was primarily due to increase in miscellaneous income from Japan.

Provision for Income Tax

Change in tax provision was not material.

Comparison of results of operations for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Nine Months Ended
	September 30, 2021		September 30, 2020		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$12,224,926	100.0%	$6,263,131	100.0%	$5,961,795	95.2%
Cost of goods sold	8,626,293	70.6%	4,235,923	67.6%	4,390,370	103.6%
Gross profit	3,598,633	29.4%	2,027,208	32.4%	1,571,425	77.5%

Operating expense:
Research and development	835,364	6.8%	501,093	8.0%	334,271	66.7%
General and administrative	1,569,211	12.8%	1,310,845	20.9%	258,366	19.7%
Total operating expense	2,404,575	19.7%	1,811,938	28.9%	592,637	32.7%

Income from operations	1,194,058	9.8%	215,270	3.4%	978,788	454.7%

Other income (expense):
Interest income	32,595	0.3%	33,007	0.5%	(412)	-1.2%
Foreign currency transaction gain(loss)	(29,912)	-0.2%	10,443	0.2%	(40,355)	-386.4%
Miscellaneous income, net	23,622	0.2%	50,229	0.8%	(26,607)	-53.0%
Interest expense	(10,866)	-0.1%	(18,470)	-0.3%	7,604	-41.2%
Total other income, net	15,439	0.1%	75,209	1.2%	(59,770)	-79.5%

Income before provision for income taxes, and non-controlling interest	1,209,497	9.9%	290,479	4.6%	919,018	316.4%
Provision for income tax	(506,438)	-4.1%	132,933	2.1%	(639,392)	-481.0%

Net income before non-controlling interest	1,715,936	14.0%	157,546	2.5%	1,558,390	989.2%

Non-controlling interest income (loss)	(409)	0.0%	422	0.0%	(831)	-196.9%

Net income	$ 1,016,345	14.0%	$ 157,124	2.5%	$1,559,221	992.4%

Net Sales

Net sales increased by $5,953,784, or 95.1%, to $12,216,915 for the nine months ended September 30, 2021 from $6,263,131 for the nine months ended September 30, 2020. The change in net sales reflected the following:

- Solution installation revenue increased by approximately $2,602,130 from approximately $551,238 for the nine months ended September 30, 2020 to $3,153,367 for the nine months ended September 30, 2021 due to the Company focusing in sales effort in this area and signing up new projects with various customers since September 30, 2020 to September 30, 2021.
- Maintenance revenue increased by approximately $681,601 from approximately $1,186,796 for the nine months ended September 30, 2020 to $1,868,398 for the nine months ended September 30, 2021 due to increase in new contracts.
- License customization revenue increased by approximately $2,647,171 from approximately $3,284,696 for the nine months ended September 30, 2020 to $5,931,867 for the nine months ended September 30, 2021 due to Company focusing in sales effort in this area and signing up new projects with various customers since September 30, 2020 to September 30, 2021.

Cost of Goods Sold

Cost of goods sold increased by $4,219,290 or 99.6%, to $8,455,923 for the nine months ended September 30, 2021 from $4,235,923 for the nine months ended September 30, 2020.  The increase was primarily due to using outsourcing services.

Gross Profit (Loss)

Gross profit increased by $1,734,494, or 85.6%, to gross profit of $3,761,702,or 30.8% of net sales, for the nine months ended September 30, 2021, from gross profit of $2,027,208, or 32.4% of net sales, for the nine months ended September 30, 2020.

The increase was due to an increase in sales.

Research and Development

Research and development expenses increased by $334,271 or 66.7%, to $835,364 for the nine months ended September 30, 2021 from $501,093 for the nine months ended September 30, 2020. The increase was mainly due to increase in headcount computer programmers at the research and development department.

General and Administrative

General and administrative expenses increased by $230,109 or 17.6%, to $1,540,954 for the nine months ended September 30, 2021 from $1,310,845 for the nine months ended September 30, 2020.  The increase was due to increase in commission fees, service fees, and training expense.

Other Income (Expense)

Other income (expense) change was primarily due to increase in foreign currency transaction loss.

Provision for Income Tax

Change in tax provision was not material.

Liquidity and Capital Resources

At September 30, 2021, the Company had cash and cash equivalents of $2,509,229. We estimate that we will require up to $3,000,000 of capital for the next twelve months of operations. We estimate that our expenses will be comprised primarily of general expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.

	Nine Months Ended September 30,		Changes
	2021	2020	Amount	%
Net cash provided by (used in) operating activities	(1,053,228)	1,790,454	(2,843,682)	-158.8%
Net cash used in investing activities	(48,523)	(43,302)	(5,221)	12.1%
Net cash provided by (used in) financing activities	(297,463)	391,064	(688,527)	-176.1%
Effect of foreign currency translation on cash and cash equivalents	(626,102)	14,093	(640,195)	-4,542,0%
Net increase (decrease) in cash and cash equivalents	(2,025,316)	2,152,309	(4,177,625)	-194.1%

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2021 was $1,053,228 compared to cash provided by $1,790,454 for the nine months ended September 30, 2020.  The cash used in operating activities was due to primarily decrease in account receivable of ($1,461,280) for the nine months ended September 30, 2021 compared to account receivable of $1,644,070 for the nine months ended September 30, 2020.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2021 was $48,524, compared to $43,302 for the nine months ended September 30, 2020, an increase of $5,222, or approximately 12.1%.  The increase in cash used in investing activities was mainly due to net increase in purchase of investments of $4,421 for the nine months ended September 30, 2021 compared to $41,641 for the nine months ended September 30, 2020.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2021 was $297,463 compared to cash provided by $391,064 for the nine months ended September 30, 2020. The cash used in financing activities was due to primarily payment on short-term borrowings of $132,625 for the nine months ended September 30, 2021 compared to $0 for the nine months ended September 30, 2020 and decrease of net receipt of government grants of $11,969 for the nine months ended September 30, 2021 compared to $505,552 for the nine months ended September 30, 2020.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2021, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

Management is currently evaluating remediation plans for the above control deficiencies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting to implement segregation of duty, which we hope will improve the Company’s internal control over financial reporting.

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

On April 28, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Agreement”) with CDI Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Acquisition”), Cardio Diagnostics, Inc., a Delaware corporation (“CDI”), and the shareholders of CDI (the “CDI Shareholders”). Pursuant to the terms of the Agreement, Acquisition will merge with and into CDI (the “Merger”) with CDI becoming the surviving entity and a wholly-owned subsidiary of the Company.  In consideration for the Merger, the CDI Shareholders shall receive 25,000,000 newly issued shares of common stock of the Company, par value $0.0001 (“I-On Common Stock”) to be issued to the CDI Shareholders in accordance with their pro rata ownership of CDI prior to the Merger.

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

The Termination Date of the Merger Agreement was amended to September 30, 2021 on August 29, 2021 wherein CDI reimbursed the Company expenses in the amount of $28,600 for its June 30, 2021 Form 10-Q filing and related expenses.  On October 11, 2021, the Company and CDI again agreed to extend the Termination Date to December 31, 2021 wherein CDI agreed to reimburse the Company for any and all expenses in connection with the Company’s Form 10-Q filing for the period ending September 30, 2021.

Item 6.	Exhibit

Exhibit Number	Exhibit Description

10.1	Amendment No. 1 to Agreement and Plan of Merger and Reorganization

10.2	Amendment No. 2 to Agreement and Plan of Merger and Reorganization

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2021	I-ON DIGITAL CORP.

	By:	/s/ Jae Cheol Oh
Name: Jae Cheol Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)