Form 10-K
period 2021-12-31
I-ON Digital Corp.
filed 2022-04-08
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-549995

I-ON DIGITAL CORP.

(Exact name of registrant as specified in its charter)
(formerly known as I-ON Digital Corp.)

Delaware	46-3031328
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15, Teheran-ro 10-gil, Gangnam-gu, Seoul, Korea	06234
(Address of Principal Executive Offices)	(Zip Code)

+82-2-3430-1200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	IONI	OTC Markets LLC

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
Yes ☐ No ☒

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.8 million based on the closing sales price of $0.08 on the OTC Markets. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of March 22, 2022, there were approximately 35,030,339 shares of the registrant’s common stock outstanding.

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

The Termination Date of the Merger Agreement was amended to September 30, 2021 on August 29, 2021 wherein CDI reimbursed the Company expenses in the amount of $28,600 for its June 30, 2021 Form 10-Q filing and related expenses.  On October 11, 2021, the Company and CDI again agreed to extend the Termination Date to December 31, 2021 wherein CDI agreed to reimburse the Company for any and all expenses in connection with the Company’s Form 10-Q filing for the period ending September 30, 2021.  On December 28, 2021, the Company and CDI agreed to extend the Termination Date of the Agreement to February 28, 2022 wherein CDI agreed to reimburse the Company for any and all expenses in connection with the Company’s Form 10-K filing for the year ending December 31, 2021. The Company and CDI have not executed an additional extension but are both moving toward the closing of the Merger.

On January 6, 2022, the Company filed a Definitive Proxy Statement to hold a Special Meeting of the Company’s stockholders on January 27, 2022 in order to approve: an equity transfer agreement in which the Company will sell transfer of the issued and outstanding equity of I-On Communications Ltd., a wholly-owned subsidiary of the Company organized under the laws of the Republic of Korea, in exchange for the transfer of 20,000,000 shares of the Company’s stock and the assumption of any and all liabilities; and an amendment to our Amended and Restated Certificate of Incorporation to: change the name of the Company from “I-On Digital Corp.” to “Cardio Diagnostics Holdings, Inc.”; and to approve the reverse split of the number of the Company’s outstanding shares of common stock on the basis of one share for every ten (10) to fifteen (15) outstanding shares.   On January 27, 2022, at the Special Meeting, a total of 26,393,997 shares of the Company’s common stock outstanding and entitled to vote were present at the meeting in person or by proxy.  The proposals to approve the equity transfer agreement and the amendment to the Company’s Articles of Incorporation were approved by more than 76% of the outstanding shares.

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

Near-term, I-ON intends to do the following to drive organic growth:

▪	Continue to leverage knowledge and experience into new or enhanced solutions and products

▪	Continue to deploy secure pilot environments for prospective customers to evaluate and envision additional uses for customized application development

▪	Continue to procure contracts directly, via strategic partnerships and increasing sales personnel

▪	Recruit seasoned executives as well as younger talent to utilize unique training model that addresses resource shortages

▪	Incubate and build-out focused profitable technology practices

▪	Continue to participate in multi-lateral joint research and development projects in concert with its partners across many different countries

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

PATENTS AND TRADEMARKS

Key Patents:

▪	Integrated certification system using electronic contract #10-1132672

▪	Website construction and management methodology #0457428

▪	Website integrated management system and management methodology #10-0764690

▪	Internet Reaction application reaction survey methodology and systems #0366708

▪	Modification and restoration methodology on comment utilizing digital items #10-0634047

▪	Power Quantity Reduction Compensation System management method #10-1046943

▪	Mobile Chat Systems for Supporting Cartoon Story-Style Communication on Webpage #9973458

▪	Enhancement to Sports Game Assistance System #10223448

▪	I-ON holds over 20 additional domestic patents

Key Certifications:

▪	I-ON e.Form Server Green Technology Certificate #GT-12-00040

▪	I-ON Content Server v6.1 Certificate of Software Quality – GS (Good Software) #14-0017

▪	DRMS OpenADR 2.0a/b Certificate of System Conformance

▪	Certificate for Company Research Institute #20022427

AWARDS AND INDUSTRY RECOGNITION HISTORY

▪	Selected to participate in ‘IP-Star Company development’ project by Seoul Business Agency (2013)

▪	Designated as Best Small and Medium Company Workplace by Small and Medium Business Corporation (2012-2014)

▪	Designated as Global Small Giant Company by Small and Medium Business Administration (2012-2014)

▪	Grand prize at New Software Solution in General Software section by Ministry of Knowledge Economy (2012)

▪	Designated as top Promising Future-Leading Company by Money Today (Economic newspaper 2012)

▪	Certified ‘Promising Export Firm’ by Small and Medium Business Administration (2011-2013)

▪	KOSA (Korea Software Industry Association)

▪	Best prize at 11th Korean Software Companies’ Competitiveness Award - Mobile SW section (2012)

▪	Best prize at 10th Korean Software Companies’ Competitiveness Award– KMS/EMC/BMP section (2011)

▪	Best prize at SoftBank Mobile Solution Contest in Japan (2011)

▪	Citation of Prime Minister awarded on the SW Industrial Day (2011)

▪	Tower of million USD exports award (2007)

▪	Grand prize in Internet Service Section (oneul.com) (2012)

▪	Winner of Brand Service Section (Lotte Duty Free) (2012)

▪	Grand prize in Business Improvement section (e.Form) (2012)

▪	Grand Prize in Information Management (Real-time Power demand resources Operation System) (2012)

▪	Grand Prize in Location Based System (LBS) (Lucky Bird) (2012)

▪	Grand Prize in Product brand (Catch Chevrolet) (2011)

▪	Grand Prize eBook (Kyowon Aesop) (2011)

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

Below highlights I-ON’s top 10 clients as percentage of total revenue (Fiscal Years 2018-2021):

2018		2019		2020		2021
KEPCO	10.1%	SBDC	10.8%	Samsung SDS	18.6%	Samsung SDS	19.1%
K.K. I-ON	7.7%	Kyowon Creative	8.8%	LG CNS	12.9%	LX Hausys	14.9%
Samsung Electro	6.5%	Finger	8.8%	K.K I-ON	9.7%	Busan-JungKwan Energy	9.6%
SBDC	6.5%	Amore Pacific	7.0%	SBDC	5.8%	K.K I-ON	6.8%
Finger	6.3%	K.K I-ON	6.0%	Kyowon Creative	5.3%	LG CNS	6.8%
Mnwise	5.9%	SG Tech	5.9%	SK	4.7%	Samsung Card	6.6%
K.K. Ashisuto	4.7%	Samsung SDS	5.3%	Samsung Card	3.2%	TNB Research	4.7%
Shinhan Card	4.7%	Seoul School Safety Mutual Aid Association	5.3%	Shinhan Card	3.0%	BRI	2.4%
Samsung SDS	4.1%	Penta Breed	3.2%	NEO B&S	2.6%	Samsung electronics Service	2.1%
Jeju Tourism	3.9%	SBS	3.0%	Finger	1.9%	Small & Medium Business Distribution Center	2.0%
	60.4%		63.4%		67.6%		75.0%

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

MANAGEMENT AND EMPLOYEES

As of December 31, 2021, I-ON has 121 full time time employees.  We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

PROPERTIES

The Company does not own any physical location.  I-ON currently leases its corporate headquarters and other offices in Seoul, South Korea which expires on December 31, 2022.  I-ON’s lease for its Tokyo, Japan office expires on May 25, 2022. We believe that our current offices are sufficient in size for current and future operations.

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

ITEM 2: PROPERTIES.

We do not own any physical location.  I-ON currently leases its corporate headquarters and other offices in Seoul, South Korea which expires on December 31, 2022.  I-ON’s lease for its Tokyo, Japan office expires on May 25, 2022. We believe that our current offices are sufficient in size for current and future operations.

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

Our common stock first became quoted on the OTC Markets under the trading symbol “EVBW” on March 27, 2014. On February 24, 2016, our common stock began trading under the name Evans Brewing Company, Inc. and under the trading symbol “ALES”. On April 21, 2016, the common stock was uplisted to the OTCQB Venture Marketplace and on August 2, 2018 our trading symbol was changed to IONI. Over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  The following table lists the high and low sale information for our common stock as quoted on the OTC Markets for the fiscal years ended 2021 and 2020:

Quarter Ended	Price Range High ($)	Low ($)
December 31, 2021	$0.14	0.13
September 30, 2021	$0.17	0.17
June 30, 2021	$0.23	0.18
March 31, 2021	$0.38	0.34
December 31, 2020	$0.15	0.13
September 30, 2020	$0.22	0.18
June 30, 2020	$0.08	0.08
March 31, 2020	$0.09	0.09

The above quotations from the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b) Holders

The number of record holders of our common stock as of December 31, 2021, was approximately 300 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

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

Results of Operations for the year ended December 31, 2021 as Compared to the year ended December 31, 2020
	Year Ended
	December 31, 2021		December 31, 2020		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$16,199,710	100.0%	$10,471,502	100.0%	$5,728,208	54.7%
Cost of goods sold	10,834,719	66.9%	6,078,030	58.0%	4,756,689	78.3%
Gross profit	5,364,991	33.1%	4,393,472	42.0%	971,519	22.1%

Operating expense:
Research and development	1,500,217	9.3%	999,209	9.5%	501,008	50.1%
General and administrative	2,058,481	12.7%	1,697,377	16.2%	361,104	21.3%
Total operating expense	3,558,698	22.0%	2,696,586	25.8%	862,112	32.0%

Income from operations	1,806,293	11.2%	1,696,886	16.2%	109,407	6.4%

Other income (expense):
Interest income	45,521	0.3%	45,405	0.4%	116	0.3%
Foreign currency transaction (loss)	(28,037)	-0.2%	(1,865)	0.0%	(26,172)	1403.3%
Government subsidized income	13,961	0.1%	15,487	0.1%	(1,526)	-9.9%
Miscellaneous expense, net	(139,213)	-0.9%	(24,957)	-0.2%	(114,256)	457.8%
Interest expense	(13,057)	-0.1%	(23,507)	-0.2%	10,450	-44.5%
Total other income (expense), net	(120,825)	-0.7%	10,563	0.1%	(131,388)	-1243.9%

Income before provision (benefit) for income taxes, and non-controlling interest	1,685,468	10.4%	1,707,449	16.3%	(21,981)	-1.3%
Income tax provision (benefit)	(306,780)	-1.9%	86,570	0.8%	(393,350)	-454.4%

Net income before non-controlling interest	1,992,248	12.3%	1,620,879	15.5%	371,369	22.9%
Non-controlling interest income (loss)	(171,628)	-1.1%	431	0.0%	(172,059)	-39920.9%

Net income	$2,163,876	13.4%	$1,620,448	15.5%	$543,428	33.56%

Net Sales

Net sales increased by $5,728,208 or 54.7%, to $16,199,710 for the year ended December 31, 2021 from $10,471,502 for the year ended December 31, 2020. The net increase in net sales was primarily due the following:

●
Revenue from customization increased by $3,513,215 or 67.4%, to $8,722,648 for the year ended December 31, 2021 from $5,209,443 for the year ended December 31, 2020.  The increase was due to increase in amount of customer contract revenue which was $12,895,330 for year ended December 31, 2021 compared to $9,578,588 for the year ended December 31, 2020.

●
Revenue from maintenance increased by $446,663 or 24.7%, to $2,248,695 for the year ended December 31, 2021 from $1,802,032 for the year ended December 31, 2020. The increase was due to increase in maintenance and development contracts fee.

●
Revenue from installation increased by $1,757,877 or 91%, to $3,689,642 for the year ended December 31, 2021 from $1,931,765 for the year ended December 31, 2020. The increase was due to a new contract of approximately $1,740,000 to Samsung SDS.

Cost of Goods Sold

Cost of goods sold increased by $4,756,689 or 78.3%, to $10,834,719 for the year ended December 31, 2021 from $6,078,030 for the year ended December 31, 2020.  The increase was primarily due to increase in outside services (outsourced developers) followed by increase in revenue.

Gross Profit

Gross profit increased by $971,519, or 22.1%, to $5,364,991, or 33.1% of net sales, for the year ended December 31, 2021, from $4,393,472, or 40.2% of net sales, for the year ended December 31, 2020.  The gross profit increase was mainly due to increase in sales of 54.7% in year 2021 compared to year 2020.  While outside services (outsourced developers) costs increased in year 2021 compared to year 2020, salaries maintained same in year 2021 compared to year 2020, which resulted in higher gross margin.

Research and Development

Research and development expenses increased by $501,008 or 50.1%, to $1,500,217 for the year ended December 31, 2021 from $999,209 for the year ended December 31, 2020.  The increase was due to increase in head count.

General and Administrative

General and administrative expenses increased by $361,104 or 21.3%, to $2,058,481 for the year ended December 31, 2021 from $1,697,377 for the year ended December 31, 2020. The increase was primarily due to increase in payroll followed by increase in sales.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2021, was ($120,825) compared to $10,563 for the year ended December 31, 2020. The change was primarily a result of miscellaneous expense, net. Miscellaneous expense, net for the year ended December 31, 2021 was $139,213 compared to $24,957 for the same period in 2020.

Provision (benefit) for Income Tax

Change in tax provision decreased by $393,350 or -454.4%, to tax benefit $306,780 for the year ended December 31, 2021 from tax provision of $86,570 for the year ended December 31, 2020.

Net Income (Loss)

Net income from operations increased by $543,428 to $2,163,876 for the year ended December 31, 2021 from $1,620,448, for the year ended December 31, 2020. The change was primarily a result of increase in remote-controlled projects of $2,517,487 due to Covid.

Liquidity and Capital Resources

At December 31, 2021, the Company had cash and cash equivalents of $3,705,945. We estimate that we will require up to $3,000,000 of capital for the next year of operations. We estimate that our expenses will be comprised primarily of general expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.

	Year Ended December 31,		Change
	2021	2020	Amount	%
Net cash provided by operating activities	$136,361	$2,600,978	$(2,464,617)	-94.8%
Net cash used in investing activities	(347,492)	(7,002)	(340,490)	4862.8%
Net cash provided by (used in) financing activities	(81,099)	200,694	(281,793)	-140.4%
Effect of foreign currency translation on cash and cash equivalents	(666,778)	494,198	(1,160,976)	-234.9%
Net increase (decrease) in cash and cash equivalents	$(959,008)	$3,288,868	$(4,247,876)	-129.2%

Operating Activities. Operating cash flows for the fiscal 2021 and 2020 were a positive $136,361 and a positive $2,600,978, respectively. The more decreased cash flow from operating activities for the fiscal 2021 compared to the same period last year primarily reflects decreased accounts receivables.

Investing Activities. Net cash flows of investing activities for the fiscal 2021 and 2020 was negative $347,492 and a negative $7,002, respectively. Capital expenditures represented most of the cash used in investing activities flows for the fiscal 2021.

Financing Activities. Financing cash flows for the fiscal 2021 and 2020 were a negative $81,099 and a positive $200,694, respectively. For the fiscal 2021, net cash was used primarily in payment of government grants. For the fiscal 2020, net cash was provided primarily from receipt of government grants.

Off Balance Sheet Arrangements

As of December 31, 2021, there were no off balance sheet arrangements.

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

Name	Age	Position
Jae Cheol Oh	52	Chairman, Chief Executive Officer, Chief Financial Officer

Hong Rae Kim	51	Executive Director

Jae Ho Cho	47	Director

Eugene Hong	64	Director

Jean Koh	61	Director

Charlie Baik	52	Director

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

Item 11. Executive Compensation

The following tables lists the compensation of the Company’s principal executive officers and board members for the years ended December 31, 2021 and 2020.  The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)		Option Awards	All Other Comp. ($)		Total ($)

Jae Cheol Oh, Chairman, Chief Executive Officer, Chief Financial Officer (5)	2021	$88,166	-	$-	-	-		-	-	$88,166
	2020	$85,928	-	$-	-	-		-	-	$85,928

Hong Rae Kim, Director (5)	2021	$90,001	-	$-	-	-		-	-	$90,001
	2020	$79,022	-	$-	-	-		-	-	$79,022

Jae Ho Cho, Director (5)	2020	$104,157		$-	-	-		-	-	$104,157
	2020	$83,132	-	$-	-	-		-	-	$83,132

Eugene Hong, Director (6)	2020	$-	-	$-	-	-		-	-	$-
	2020	$-	-	$-	-	-		-	-	$-

Jean Koh, Director (6)	2020	$-	-	$-	-	-		-	-	$-
	2020	$-	-	$-	-	-		-	-	$-

Charlie Baik, Director (6)	2020	$5,242	-	$-	-	-		-	-	$5,242
	2020	$5,084	-	$-	-	-		-	-	$5,084

(5)	Appointed January 25, 2018.
(6)	Appointed August 10, 2018.

Compensation of Directors

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through to date.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during periods ending December 31, 2021 and December 31, 2020 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation Arrangements with Executive Management

There were no compensation contracts for any of the executives of the Company at the end of December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following tables set forth, as of the date of this Annual Report, the beneficial ownership of Common Stock for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (3) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock.  As of March 22, 2022, there were 35,030,339 shares of Common Stock outstanding.  Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, in connection with the audit of our financial statements for the years ended December 31, 2021 and 2020, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended December 31, 2021(1) ($)	Year Ended December 31, 2020(2) ($)
Audit fees	$75,000	$75,000
Audit-related fees	-0-	-0-
Tax fees	8,000	20,000-
All other fees	-0-	-0-
Total	$82,000	$95,000

(1)	Performed by Paris, Kreit & Chiu CPA LLP

(2)	Performed by Benjamin & Ko

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2021.

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

10.4	Agreement of Merger and Plan of Reorganization (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2021, and incorporated herein by reference)

10.5
Amendment No. 1 to Agreement and Plan of Merger and Reorganization (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2021, and incorporated herein by reference)

10.6
Amendment No. 2 to Agreement and Plan of Merger and Reorganization (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2021, and incorporated herein by reference)

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

Dated: April 7, 2022

I-ON DIGITAL CORP.

By:	/s/ Jae Cheol Oh
Name: Jae Cheol Oh
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

April 7, 2022
/s/ Jae Cheol Oh
Name: Jae Cheol Oh
Title: Chairman, Chief Executive Officer and Chief Financial officer
(Principal Executive, Financial and Accounting Officer)

April 7, 2022	/s/ Hong Rae Kim
Name: Hong Rae Kim
Title: Executive Director

April 7, 2022	/s/ Jae Ho Cho
Name: Jae Ho Cho
Title: Director

April 7, 2022	/s/ Eugene Hong
Name: Eugene Hong
Title: Director

April 7, 2022	/s/ Jean Koh
Name: Jean Koh
Title: Director

April 7, 2022	/s/ Charlie Baik
Name: Charlie Baik
Title: Director

I-ON Digital Corp.
And Subsidiaries

I-ON Digital Corp. and Subsidiaries

Paris, Kreit & Chiu CPA LLP 200 Park Ave, Suite 1700 New York, NY 10166

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of I-ON Digital Corp. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of I-ON Digital Corp. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

●	Revenue recognition for certain long-term fixed-price contracts

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

How the Critical Audit Matter was Addressed in the Audit

The following are the primary procedures we performed to address this critical audit matter.  We inquired of financial and operational personnel of the Company and inspected supporting documents to identify factors on how the Company estimates hours over the contract period.  We evaluated the Company’s revenue recognition for long-term fixed-price contracts as follows:

o	reading the underlying contracts and related amendments to obtain an understanding of the contractual requirements and related performance obligations,
o	considering hours incurred to-date and the relative progress towards completion of the contracts,
o	considering, if relevant, the estimated reserves on specific contracts that include estimation uncertainty based on the nature of the contract, and
o	evaluating the Company’s assessment of contract performance risks included within the estimated hours to complete.

●	Income taxes and Deferred Tax Assets

Critical Audit Matter Description

The Company’s net deferred income tax asset was $1.0 million as of December 31, 2021 and the related total income tax benefit was $4,692 for the year ended December 31, 2021. Income taxes are provided based on the asset and liability method of accounting. The provision for income taxes is based on pretax financial income. Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting and principally relate to differences in the tax basis of assets and liabilities and their reported amounts, using enacted tax rates in effect for the year in which differences are expected to reverse. Filing positions in all of the foreign, federal and state jurisdictions where the Company is required to file income tax returns are analyzed by the Company, as well as all open tax years in these jurisdictions, to determine whether the positions will be more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year.

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

o	We evaluated the adequacy of the Company’s disclosure in Note 10 in relation to the income taxes.
o	We evaluated the assumptions and estimates used by management in the context of other audit evidence obtained during the audit.

Paris, Kreit & Chiu CPA LLP /s/

We have served as the Company’s auditor since 2019.

New York, NY
April 7, 2022

I-ON Digital Corp., and Subsidiaries
Consolidated Balance Sheets

December 31,	2021	2020

ASSETS

Current assets:
Cash and cash equivalents	$3,705,945	$4,521,328
Restricted cash	1,602,699	1,746,324
Short-term financial instruments	716,154	771,140
Short-term loan receivable	126,529	137,868
Accounts receivables, net of allowance for doubtful accounts $645,335 and $619,336, respectively	5,299,951	3,006,084
Deferred tax assets - current	410,259	274,291
Prepaid expenses and other current assets	579,173	1,099,493
Total current assets	12,440,710	11,556,528

Non-current assets:
Investments	93,168	101,517
Property and equipment, net	105,445	118,402
Intangible assets, net	438,781	232,400
Deposits	737,909	395,585
Deferred tax assets - non current	590,433	755,795
Total non-current assets	1,965,736	1,603,699

Total Assets	$14,406,446	$13,160,227

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$320,251	$626,919
Accrued expenses and other	2,546,062	1,835,463
Value added tax payable	202,857	233,477
Income tax payable	79,106	31,668
Short-term loan payable	337,410	505,515
Current portion of long term debt	-	206,765
Government grants outstanding	30,431	424,439
Total current liabilities	3,516,117	3,864,246
Long term debt, net of current portion	-	-

Total liabilities	3,516,117	3,864,246

Commitments and contingencies

Stockholders’ Equity
Common stock - $0.0001 par value; authorized 100,000,000 shares; 35,030,339 shares issued and outstanding at December 31, 2021 and December 31, 2020	3,503	3,503
Treasury stock	(709,478)	(709,478)
Additional paid-in-capital	3,713,370	3,713,370
Accumulated other comprehensive loss	(726,500)	289,933
Retained earnings	7,681,661	5,517,785
Total company stockholders’ equity	9,962,556	8,815,113
Preferred stock (I-ON Korea and eformworks) - $0.4380 par value; authorized 2,000,000 shares; 600,742 shares and 157,142 shares issued and outstanding at December 31, 2021 and December 31, 2020	1,093,569	475,036
Non-controlling interests	(165,796)	5,832
Total stockholders’ equity	10,890,329	9,295,981

Total Liabilities and Stockholders’ Equity	$14,406,446	$13,160,227

See accompanying notes to consolidated financial statements.

I-ON Digital Corp., and Subsidiaries
Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
	2021	2020

Net sales	$16,199,710	$10,471,502
Cost of goods sold	10,834,719	6,078,030
Gross profit	5,364,991	4,393,472

Operating expense:
Research and development	1,500,217	999,209
General and administrative	2,058,481	1,697,377
Total operating expense	3,558,698	2,696,586

Income from operations	1,806,293	1,696,886

Other income (expense):
Interest income	45,521	45,405
Foreign currency transaction loss	(28,037)	(1,865)
Government subsidized income	13,961	15,487
Miscellaneous expense, net	(139,213)	(24,957)
Interest expense	(13,057)	(23,507)
Total other income (expense), net	(120,825)	10,563

Income before provision for income taxes, and non-controlling interest	1,685,468	1,707,449
Provision for (benefit from) income tax	(306,780)	86,570

Net income before non-controlling interest	1,992,248	1,620,879
Non-controlling interest income (loss)	(171,628)	431

Net income	$2,163,876	$1,620,448

Comprehensive income statement:
Net income	$1,992,248	$1,620,879
Foreign currency translation gain (loss)	(1,016,433)	549,893
Total comprehensive income	$975,815	$2,170,772

Earnings per share - Basic
Net income (loss) before non-controlling interest	$0.06	$0.05
Non-controlling interest	$(0.00)	$0.00
Earnings per share to stockholders	$0.06	$0.05

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$0.06	$0.05
Non-controlling interest	$(0.00)	$0.00
Earnings per share to stockholders	$0.06	$0.05

Weighted average number of common shares outstanding:
Basic	35,030,339	35,030,339
Diluted	35,030,339	35,030,339

See accompanying notes to consolidated financial statements.

I-ON Digital Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest	Preferred Stock	Total Stockholders' Equity

Balance at December 31, 2019	35,030,339	$3,603	$3,646,740	$3,897,337	$(709,478)	$(259,960)	$6,578,242	$5,401	$475,036	$7,058,679

Reclassification of issuance of common stock in connection with equity purchase agreement	-	(100)	100	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	549,893	549,893	-	-	549,893
Stock compensation expense	-	-	66,530	-	-	-	66,530	-	-	66,530
Net income	-	-	-	1,620,448	-	-	1,620,448	431	-	1,620,879

Balance at December 31, 2020	35,030,339	$3,503	$3,713,370	$5,517,785	$(709,478)	$289,933	$8,815,113	$5,832	$475,036	$9,295,981

Issuance of preferred stock	-	-	-	-	-	-	-	-	618,533	618,533
Foreign currency translation	-	-	-	-	-	(1,016,433)	(1,016,433)	-	-	(1,016,433)
Net income	-	-	-	2,163,876	-	-	2,163,876	(171,628)	-	1,992,248

Balance at December 31, 2021	35,030,339	$3,503	$3,713,370	$7,681,661	$(709,478)	$(726,500)	$9,962,556	$(165,796)	$1,093,569	$10,890,329

See accompanying notes to consolidated financial statements.

I-ON Digital Corp. and Subsidiaries
Consolidated Statements of Cash Flows

December 31,	2021	2020

Cash flows from operating activities:
Net income	$2,163,876	$1,620,448
Adjustments to reconcile net income (loss) to net cash used in operating activities:		-
Non-controlling interest	(171,628)	431
Depreciation - fixed assets	70,056	111,806
Amortization of intangible assets	38,444	29,179
Stock options expense	-	66,530

Changes in operating assets and liabilities:
Account receivable, net	(2,493,442)	148,057
Prepaid expenses and other current assets	445,325	21,924
Deposit	(388,315)	(17,108)
Deferred taxes	(57,310)	38,351
Account payable	(403,136)	431,649
Accrued expenses and other	892,480	18,960
Value added tax payable	(11,828)	109,578
Income tax payable	51,839	21,173
Net cash provided by operating activities	136,361	2,600,978

Cash flows from investing activities:
Purchases of investments	(8,738)	(49,998)
Purchases of property and equipment	(66,721)	(21,060)
Purchases of intangible assets	(272,033)	(54,219)
Payments received from short-term loan receivable	-	136,117
Loans provided under short-term loans	-	(17,842)
Net cash used in investing activities	(347,492)	(7,002)

Cash flows from financing activities:
Principal payments on long-term debt	(196,571)	(190,636)
Payments on short-term borrowings	(131,071)	-
Net receipt (payment) of government grants	(371,990)	391,330
Proceeds from issuance of preferred stock	618,533	-
Net cash provided by (used in) financing activities	(81,099)	200,694

Effect of foreign currency translation on cash and cash equivalents	(666,778)	494,198

Net increase (decrease) in cash and cash equivalents	(959,008)	3,288,868

Cash and cash equivalents including restricted cash, beginning of year	6,267,652	2,978,784

Cash and cash equivalents including restricted cash, end of year	$5,308,644	$6,267,652

Supplemental disclosure of cash flow information:
Interest paid	$12,891	$23,507
Taxes paid	$39,418	$26,689

See accompanying notes to consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Organization and Operations

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

I-ON, Ltd is the Japanese subsidiary of the Company incorporated in 2002. The total assets of I-ON, Ltd is approximately $603,438. The Company has 99.5% ownership of I-ON, Ltd.

On or about August 1, 2021, the Company’s wholly-owned subsidiary I-On Communications, Ltd. (“Communication”) formed a new subsidiary named eformworks Co., Ltd. (“e.Form”) into which Communications moved its electronic signature operations. Communications contributed KRW 300,000,000 to e.Form to subscribe for its founders shares and own 57.5% of the outstanding capital stock of e.Form.

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

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of I-ON Digital Corp. and its 99.5% owned subsidiary, I-ON, Ltd and its 57.5% owned subsidiary, eformworks. All intercompany accounts, transactions, and profits have been eliminated upon consolidation. The accompanying consolidated financial statements and the notes hereto are reported in US Dollars.

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

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

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

Use of Estimates in the Preparation of Financial Statements

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. The more significant estimates and assumptions by management include the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

	December 31,	December 31,	Average Year Ended December 31,
Currency	2021	2020	2021	2020

Japanese Yen to Korean Won	JPY10.30	JPY 10.54	JPY10.41	JPY11.05
Korean Won to US Dollar ($)	KRW1,185.50	KRW 1,088.00	KRW1,144.42	KRW 1,180.05

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

Translation adjustments were a net loss of $1,016,433 and net gain of $549,893 for the years ended December 31, 2021 and 2020, respectively.

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

	2021	2020
Korea:
Current assets	$11,837,539	$10,998,742
Non-current assets	1,965,469	1,603,402
Current liabilities	3,130,606	3,535,680
Non-current liabilities	-	-
Net Sales	14,638,896	8,872,013

Japan:
Current assets	$603,171	$557,786
Non-current assets	267	297
Current liabilities	385,511	328,566
Non-current liabilities	-	-
Net Sales	1,560,814	1,599,489

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

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Investments

The Company classifies its investment securities as available-for-sale securities in accordance with FASB ASC 320, Investments and records these securities at fair value. Unrealized gains and losses as results of changes in the fair value of the available-for-sale investments are recorded as a separate component within accumulated other comprehensive income in the accompanying balance sheets. At December 31, 2021 and 2020, cost approximates investment value resulting in zero unrealized gain or loss, therefore, the changes in available for sale securities during 2021 and 2020 are the result of the foreign currency translation which is included in foreign currency translation and recorded under accumulated other comprehensive income or loss statements.

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

Restricted Cash

Restricted cash represents cash deposits which are restricted by the financial institutions for the loans the financial institutions have with the Company’s chief executive officer. The loans with the financial institutions amounted to approximately $1,433,000 and $1,572,000 at December 31, 2021 and 2020, respectively, and expires on various days during 2021 and 2022, unless extended. The loans, bearing various interest rates, are guaranteed by the Company and the restricted cash deposits of the Company are provided to the financial institutions as collateral. The Company’s chief executive officer pays interest from the loans without any default at December 31, 2021 and 2020. The amount of restricted cash as of December 31, 2021 and 2020 was $1,602,699 and $1,746,324, respectively.

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivables are included in net cash provided by operating activities in the consolidated cash flow statements. The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the trade accounts receivable. Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer credit worthiness and current industry and economic trends. The Company’s provision for uncollectible receivables are included in selling, marketing, general and administrative expense in the consolidated statements of income and comprehensive income. At December 31, 2021 and 2020, allowance for doubtful accounts was approximately $645,000 and $620,000, respectively. The Company does not have any off-balance sheet exposure related to its customers.

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is computed using the double balance method, based on the estimated useful lives as follows:

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development cost for the years ended December 31, 2021 and 2020 were approximately $1,500,217 and $999,209, respectively.

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

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company’s retirement pension plan is a defined contribution plan, and the Company pays the defined contribution regardless of the result of the operations of the Company. The Company recognizes the contributions to be paid in the current accounting period as retirement benefits expense. The amounts recognized as costs related to defined contribution plans were $436,983 and $390,234 for the years ended December 31, 2021 and 2020, respectively.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At December 31, 2021 and 2020, the amounts were deemed to be immaterial.

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

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company has financial instruments classified within the fair value hierarchy, which consists of the following:

●
Investments in privately-held companies, where quoted market prices are not available, accounted for as available-for-sale securities, classified as Level 3 within the fair value hierarchy, and are recorded as an asset on the consolidated balance sheet

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarize the Company’s fair value measurements by level at December 31, 2021 for the assets measured at fair value on a recurring basis:

December 31, 2021
	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$93,168
Long-term Cash	-	-	-
Equity purchase put option	-	-	-
Fair value, at December 31, 2021	$-	$-	$93,168

The following table summarize the Company’s fair value measurements by level at December 31, 2020 for the assets measured at fair value on a recurring basis:

December 31, 2020
	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$101,517
Long-term Cash	-	-	-
Equity purchase put option	-	-	-
Fair value, at December 31, 2020	$-	$-	$101,517

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 for the years ended December 31, 2021 and 2020.

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

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

Cash and cash equivalents are maintained at various financial institutions located in Korea and Japan. The Company has never experienced any losses related to these balances.

Advertising

Costs associated with advertising and promotions are expensed as incurred. Advertising expense amounted to $90,094 and $84,216 for the years ended December 31, 2021 and 2020, respectively.

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

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

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

Government grants which are intended to compensate the Company for expenses incurred are recognized as other income in profit or loss over the periods in which the Company recognizes the related costs as expenses. There are government grants outstanding of $30,431 and $424,439 as of December 31, 2021 and 2020, respectively.

Value Added Tax

National Tax Service in Korea administered Value Added Tax under the Tax Reform Act of 1976 promulgated by the National Assembly. Value added tax is imposed on goods sold in or imported into Korea and on services provided within Korea. Value added tax in Korea is charged on an aggregated basis at a rate of 10% on the full price collected for the goods sold or for the taxable services provided. Value added tax paid were $538,944 and $538,533 for the years ended December 31, 2021 and 2020, respectively.

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

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.	Property and Equipment

Property and equipment consist of the following:

December 31,	2021	2020

Facilities	$181,193	$197,430
Vehicles	39,055	42,555
Equipment	1,694,969	1,769,330
Government grants	(39,752)	(355,582)
Total property and equipment	1,875,465	1,653,733
Less: accumulated depreciation	(1,770,020)	(1,535,331)
Property and equipment, net	$105,445	$118,402

Depreciation expense for December 31, 2021 and 2020 were $70,056 and $111,806, respectively.

As noted in Note 2, the government grants received is against the values of assets acquired or the expenses incurred.

Note 4.	Investment

Available-for-sale securities

The Company’s investments also include privately-held companies, where quoted market prices are not available, and the cost method, combined with other intrinsic information, is used to assess the fair value of the investment.

The following table summarize the Company’s investment securities:

Investment		Percentage of Ownership	December 31, 2021	December 31, 2020
Available-for-sale securities
4Grit	Available-for-sale	2.50%	$42,180	$45,960
E-channel	Available-for-sale	0.07%	$39,895	$43,470
KSFC	Available-for-sale	0.11%	$11,093	$12,087
Total investment securities			$93,168	$101,517

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.	Intangible Assets

Intangible assets consist of the following:

	2021	2020

Patents	$338,361	$325,842
Trademark	26,555	17,639
Start-Up Cost	1,291	1,406
Software	734,961	568,822
Government grants	(168)	(50,364)
Total intangible assets	1,101,000	863,345
Less: Accumulated amortization	$(662,219)	(630,945)
Intangible assets, net	$438,781	$232,400

Amortization expense for December 31, 2021 and 2020 were $38,444 and $29,179, respectively.

Future amortization expense of the Company’s intangible assets at December 31, 2021 is expected to be as follows:

Years ending December 31,

2022	$110,064
2023	78,500
2024	77,734
2025	76,580
2026	67,380
Thereafter	28,523
Total	$438,781

As noted in Note 2, the government grants received is against the values of assets acquired or the expenses incurred.

Note 6.	Long-term Debt

Total long-term debt consisted of the following:

	2021	2020

A note payable to a financial institution bearing interest at 2.81% and 2.54% at December 31, 2021 and 2020, respectively, and guaranteed by the officer of the Company. The Company was required to make interest-only payment until December 2020, then monthly payments of both principal and interest starting from January 2021.	-	206,765

Long-term debt	$-	$206,765
Less: current portion	-	(206,765)
Long-term debt, net of current portion	$-	$-

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.	Commitments and Contingencies

Royalty

On February 15, 2006, the Company agreed to provide the rights to Ashisuto to sell the products in the Japanese market. Per the agreement, the contract period is automatically extended by 5 years up to 20 years. Total royalty amounts received for the years ended December 31, 2021 and 2020 were approximately $130,000 and $187,000, respectively, and it is included in revenues on the Consolidated Statements of Income and Comprehensive Income.

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2022. The lease is automatically extended upon agreement of both parties. Future minimum rental payments under the non-cancelable operating leases as of December 31, 2022 are as follows:

December 31,	Amount
2022	146,799
Total	$146,799

Rent expense for all operating leases were $146,799 and $131,689 for the years ended December 31, 2021 and 2020, respectively.

Note 8.	Related Party Transactions

The Company receives loan guarantees from the chief executive officer with regards to its long-term borrowing, and the Company’s restricted cash is provided as collateral to the Company’s chief executive officer’s loans.

Note 9.	Earnings Per Share

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of stock options outstanding (using the treasury method).

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended December 31,	2021	2020

Net income before non-controlling interest	$1,992,248	$1,620,879
Non-controlling interest	(171,628)	431
Net income	2,163,876	1,620,448

Weighted-average shares of common stock outstanding:
Basic	35,030,339	35,030,339
Dilutive effect of common stock equivalents arising from
share option, excluding antidilutive effect from loss	-	-
Dilutive shares	35,030,339	35,030,339

Earnings per share – Basic and diluted
Net income before non-controlling interest	$0.06	$0.05
Non-controlling interest	$0.00	$0.00
Earnings per share to stockholders	$0.06	$0.05

No non-vested share awards or non-vested share unit awards were antidilutive for the years ended December 31, 2021 and 2020.

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10.	Income Taxes

Income taxes consist of the following:

	Current	Deferred	Total

Year ended December 31, 2021:
Federal	$-	$-	$-
State	-	-	-
Foreign	(390,654)	83,874	(306,780)
Total income tax provision (benefit)	$(390,654)	$83,874	$(306,780)

Year ended December 31, 2020:
Federal	$-	$-	$-
State	-	-	-
Foreign	48,847	37,723	86,570
Total income tax provision (benefit)	$48,847	$37,723	$86,570

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

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

The significant components of deferred income tax assets and liabilities are as follows:

	As of December 31,
	2021	2020

Deferred income tax assets:
Allowance for bad debt	$169,754	$182,709
Government grants	97,885	18,687
Available-for-sale securities	7,625	8,308
Research and development tax credit	678,414	1,178,952
Net operating income (loss)	339,541	(426,081)
Retirement benefits	73,056	78,993
Total deferred income tax assets	1,366,275	1,041,568
Less - valuation allowance	(361,053)	(11,482)
Deferred tax assets, net of valuation allowance	1,005,222	1,030,086

Deferred income tax liabilities:
Accounts receivable	(3,872)	-
Available-for-sale securities	(658)	-
Total deferred income tax liabilities	(4,530)	-

Net deferred tax assets	$1,000,692	$1,030,086

Current deferred tax assets:	$410,259	$274,291

Non-current deferred tax assets	$590,433	$755,795

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

The effective tax rates for the reporting periods are as follows:

	Years Ended December 31,
	2021	2020

Tax expense (benefit) at statutory rate - 22% foreign tax	$370,803	$398,431
Allowance for bad debt	12,955	(17,331)
Government grants	(79,198)	13,698
Available-for-sale securities	683	36,006
Research and development tax credit	500,538	53,925
Net operating income (loss)	(765,622)	516,631
Retirement benefits	5,937	(4,761)
Accounts receivables	(3,872)	-
Capital	(658)	-
Tax credits	(709,399)	(921,511)
Valuation allowance	361,053	11,482

Total income tax provision (benefit)	$(306,780)	$86,570

Effective tax rate	-18.20%	5.07%

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

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

As of December 31, 2021 and 2020, the Company identified no material unrecognized tax benefits and does not expect material change within the next twelve-months. The Company’s policy is to recognize tax penalties and interest in tax expense, if any.

The Company recorded tax deferred assets for its research & development tax credits in the amount of $678,414 and $1,178,952 as of December 31, 2021 and 2020, respectively. The tax credits are carried forward for five years.  Tax years 2012 and forward are open to examination by the Korean National Tax Service (NTS). NTS conducted tax examination in 2012 and no penalties were charged to the Company.

Note 11.	Stock Compensation

The Company has a Stock Option Plan (“Plan”) that allows grants to officers and key employees shares of common stock. The options have vesting schedules of three years from the date of grant, and are exercisable within seven years from the end of the vesting period. Stock options granted and outstanding as of December 31, 2021 and 2020 may be exercised after one year from the date of the Company’s public listing. If the Company’s not publicly listed, these options will be cancelled.

The Company recognized approximately $0 and $66,530 of stock-based compensation related to options granted to employees for the years ended December 31, 2021 and 2020, respectively.

The fair value of each award to employees in 2021 is estimated on the date of grant using the Binomial option pricing model with the following weighted-average assumptions: expected life of approximately 6.25 years, risk-free interest rate of approximately 2.85%, expected volatility of 16.38% and no dividends during the expected life. Expected volatility is based on historical volatilities of public companies operating in the Company’s industry. The expected life of the options represents the period of time options are expected to be outstanding and is estimated considering vesting terms and employees’ historical exercise and post-vesting employment termination behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company did not provide any new stock option grants in 2021.

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

A summary of the status of the Company’s stock option plan is presented as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Live (In Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	160,116	$1.63	9.18	$64,046
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2019	160,116	$1.63	8.18	$64,046
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2020	160,116	$1.63	7.18	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2021	160,116	$1.63	6.18	$-

Options exercisable at December 31, 2021	91,044	$-	-	$-
Vested and expected to vest at December 31, 2021	91,044	$-	-	$-

As of December 31, 2021 and 2020, there was $0 of total unrecognized compensation expense related to nonvested share option awards granted.

Note 12.	Non-Controlling Interest-Issued of Preferred Stock by Subsidiaries

On April 9, 2019, The Company’s subsidiary, I-ON Co., Ltd. (Korea) issued redeemable convertible preferred stock with proceeds of KRW 549,997,000 and issued 157,142 shares of preferred stock at a price of KRW 3,500 per share. The convertible preferred stock agreement contain provisions as follows:

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

On November 22, 2021, the Company’s subsidiary, e.FormWorks Co., Ltd. (Korea) issued redeemable convertible preferred stock with proceeds of KRW 733,270,800 and issued 443,600 shares of preferred stock at a price of KRW 1,653 per share.
The convertible preferred stock agreement contain provisions as follows:

●	Voting rights – The preferred shareholder may have same voting rights as common stock shareholder (1:1)
●	1% annual dividend
●	Liquidating rights
●	Conversion rights to common stock
o	Call option by preferred shareholder – Preferred stock may be converted to common stock anytime at a fixed conversion price of KRW 1,653
o	Call option by I-ON Digital – Should I-ON Digital exercise to redeem preferred stock, I-ON Digital is required to repurchase for KRW 1,653 per share and 6% annual interest compounded.

The convertible preferred shares meet definition of equity instrument and contain a put option that is not outside the Company’s control and the conversion to common stock is at a fixed determinable share conversion price at KRW 1,653 per share.

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

Note 13.	Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are available to be issued. Any material events that occur between the balance sheet date and the date that the financial statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

The Termination Date of the Merger Agreement was amended to September 30, 2021 on August 29, 2021 wherein CDI reimbursed the Company expenses in the amount of $28,600 for its June 30, 2021 Form 10-Q filing and related expenses.  On October 11, 2021, the Company and CDI again agreed to extend the Termination Date to December 31, 2021 wherein CDI agreed to reimburse the Company for any and all expenses in connection with the Company’s Form 10-Q filing for the period ending September 30, 2021.  On December 28, 2021, the Company and CDI agreed to extend the Termination Date of the Agreement to February 28, 2022 wherein CDI agreed to reimburse the Company for any and all expenses in connection with the Company’s Form 10-K filing for the year ending December 31, 2021. The Company and CDI have not executed an additional extension but are both moving toward the closing of the Merger.

On January 6, 2022, the Company filed a Definitive Proxy Statement to hold a Special Meeting of the Company’s stockholders on January 27, 2022 in order to approve: an equity transfer agreement in which the Company will sell transfer of the issued and outstanding equity of I-On Communications Ltd., a wholly-owned subsidiary of the Company organized under the laws of the Republic of Korea, in exchange for the transfer of 20,000,000 shares of the Company’s stock and the assumption of any and all liabilities; and an amendment to our Amended and Restated Certificate of Incorporation to: change the name of the Company from “I-On Digital Corp.” to “Cardio Diagnostics Holdings, Inc.”; and to approve the reverse split of the number of the Company’s outstanding shares of common stock on the basis of one share for every ten (10) to fifteen (15) outstanding shares.   On January 27, 2022, at the Special Meeting, a total of 26,393,997 shares of the Company’s common stock outstanding and entitled to vote were present at the meeting in person or by proxy.  The proposals to approve the equity transfer agreement and the amendment to the Company’s Articles of Incorporation were approved by more than 76% of the outstanding shares.

