Form 10-Q
period 2022-03-31
I-ON Digital Corp.
filed 2022-05-23
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IONI	OTC Markets

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of May 13, 2022
Common Stock, $0.0001 par value per share	35,030,339 shares

PART 1 – FINANCIAL INFORMATION
Item 1.	Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of I-ON Digital Corp. and subsidiary (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

I-ON Digital Corp. and Subsidiary

I-ON Digital Corp. and Subsidiary
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021

ASSETS

Current assets:
Cash and cash equivalents	$3,659,258	$3,705,945
Restricted cash	1,569,210	1,602,699
Short-term financial instruments	713,578	716,154
Short-term loan receivable	123,885	126,529
Accounts receivables, net of allowance for doubtful accounts $832,474 and $645,335, respectively	5,092,571	5,299,951
Deferred tax assets - current	401,687	410,259
Prepaid expenses and other current assets	745,707	579,173
Total current assets	12,305,896	12,440,710

Non-current assets:
Investments	91,221	93,168
Property and equipment, net	102,885	105,445
Intangible assets, net	417,443	438,781
Deposits	738,999	737,909
Deferred tax assets - non current	578,096	590,433
Total non-current assets	1,928,644	1,965,736

Total Assets	$14,234,540	$14,406,446

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$555,156	$320,251
Accrued expenses and other	2,073,122	2,546,062
Value added tax payable	76,042	202,857
Income tax payable	71,978	79,106
Short-term loan payable	330,360	337,410
Government grants outstanding for usage of future projects	22,388	30,431
Total current liabilities	3,129,046	3,516,117

Total liabilities	3,129,046	3,516,117

Commitments and contingencies

Stockholders’ Equity
Common stock - $0.0001 par value; authorized 100,000,000 shares; 35,030,339 shares issued and outstanding at March 31, 2022 and December 31, 2021	3,503	3,503
Treasury stock	(709,478)	(709,478)
Additional paid-in-capital	3,713,370	3,713,370
Accumulated other comprehensive loss	(954,491)	(726,500)
Accumulated retained earnings	8,094,135	7,681,661
Total company stockholders’ equity	10,147,039	9,962,556
Preferred stock (I-ON Korea and eformworks) - $0.4380 par value; authorized 2,000,000 shares; 600,742 shares and 157,142 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,093,569	1,093,569
Non-controlling interests	(135,114)	(165,796)
Total stockholders’ equity	11,105,494	10,890,329

Total Liabilities and Stockholders’ Equity	$14,234,540	$14,406,446

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary
Condensed Consolidated Statements of Operations and Comprehensive Income (loss) (Unaudited)
Three months ended March 31,	2022	2021

Net sales	$2,465,628	$4,049,524
Cost of goods sold	2,292,526	3,474,553
Gross profit	173,102	574,971

Operating expense:
Research and development	200,308	262,625
General and administrative	674,986	559,457
Total operating expense	875,294	822,082

Income (loss) from operations	(702,192)	(247,111)

Other income (expense):
Interest income	15,402	11,397
Foreign currency transaction gain (loss)	1,595	(13,735)
Miscellaneous income, net	959,316	19,740
Interest expense	(2,162)	(4,415)
Total other income (expense), net	974,151	12,987

Income (loss) before provision for income taxes, and non-controlling interest	271,959	(234,124)
Provision for (benefit from) income tax	-	40,757

Net income (loss) before non-controlling interest	271,959	(274,881)
Non-controlling interest loss	(140,515)	(889)

Net income (loss)	$412,474	$(273,992)

Comprehensive income statement:
Net income (loss)	$271,959	$(274,881)
Foreign currency translation loss	(227,991)	(558,140)
Total comprehensive income (loss)	$43,968	$(833,021)

Earnings per share - Basic
Net loss before non-controlling interest	$0.01	$(0.01)
Non-controlling interest	$(0.00)	$(0.00)
Earnings per share to stockholders	$0.01	$(0.01)

Earnings per share - Diluted
Net loss before non-controlling interest	$0.01	$(0.01)
Non-controlling interest	$(0.00)	$(0.00)
Earnings per share to stockholders	$0.01	$(0.01)

Weighted average number of common shares outstanding:
Basic	35,030,339	35,030,339
Diluted	35,030,339	35,030,339

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders’ Equity	Non- Controlling Interst	Preferred Stock	Total Stockholders’ Equity

Balance at December 31, 2020	35,030,339	$3,503	$3,713,370	$5,517,785	$(709,478)	$289,933	$8,815,113	$5,832	$475,036	$9,295,981
Foreign currency translation loss	-	-	-	-	-	(558,140)	(558,140)	-	-	(558,140)
Net income (loss)	-	-	-	(273,992)	-	-	(273,992)	(889)	-	(274,881)

Balance at March 31, 2021	35,030,339	$3,503	$3,713,370	$5,243,793	$(709,478)	$(268,207)	$7,982,981	$4,943	$475,036	$8,462,960

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Company Stockholders’ Equity	Non- Controlling Interest	Preferred Stock	Total Stockholders’ Equity

Balance at December 31, 2021	35,030,339	3,503	3,713,370	7,681,661	(709,478)	(726,500)	9,962,556	(165,796)	1,093,569	10,890,329
Foreign currency translation loss						(227,991)	(227,991)			(227,991)
Net income (loss)	-	-	-	412,474	-	-	412,474	30,682	-	443,156

Balance at March 31, 2022	35,030,339	$3,503	$3,713,370	$8,094,135	$(709,478)	$(954,491)	$10,147,039	$(135,114)	$1,093,569	$11,105,494

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months ended March 31,	2022	2021

Cash flows from operating activities:
Net income (loss)	412,474	(273,992)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-controlling interest	(140,515)	(889)
Depreciation - fixed assets	8,846	17,617
Amortization of intangible assets	18,807	7,935
Foreign currency transaction gain (loss)	1,595	(13,735)

Changes in operating assets and liabilities:
Account receivable, net	189,154	710,875
Prepaid expenses and other current assets	(185,698)	(48,215)
Deposit	(16,588)	(233,376)
Deferred taxes	-	327,983
Account payable	150,720	74,059
Accrued expenses and other	(415,582)	(349,721)
Value added tax payable	(123,171)	(107,362)
Income tax payable	(5,502)	11,602
Net cash provided by (used in) operating activities	(105,460)	122,781

Cash flows from investing activities:
Purchases of investments	(12,449)	(8,079)
Proceeds from investments	82,991	-
Purchases of property and equipment	(8,487)	(14,997)
Purchases of intangible assets	(6,578)	-
Net cash provided by (used in) investing activities	55,477	(23,076)

Cash flows from financing activities:
Principal payments on long-term debt	-	(78,533)
Usage of government grants	(7,444)	(323,206)
Net cash used in financing activities	(7,444)	(401,739)

Effect of foreign currency translation on cash and cash equivalents	(22,749)	(422,613)

Net decrease in cash and cash equivalents	(80,176)	(724,647)

Cash and cash equivalents including restricted cash, beginning of period	5,308,644	6,267,652

Cash and cash equivalents including restricted cash, end of period	$5,228,468	$5,543,005

Supplemental disclosure of cash flow information:
Interest paid	$2,162	$4,415
Taxes paid	$7,039	$8,092

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Organization and Operations

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

On or about August 1, 2021, the Company’s wholly-owned subsidiary I-ON Communications, Ltd. (“Communications”) formed a new subsidiary named eformworks Co., Ltd. (“e.Form”) into which Communications moved its electronic signature operations. Communications contributed approximately $253,000 on August 1, 2021 to e.Form to subscribe for its founders shares and owns 57.5% of the outstanding capital stock of e.Form.

On March 1, 2022, the Company’s wholly-owned subsidiary I-ON Communications, Ltd. (“Communications”) formed a new subsidiary named Metaflyer Co. Ltd.(“Metaflyer”), which performs e-Commerce services. Communications contributed approximately $165,000 on March 1, 2022 to Metaflyer to subscribe for its founders shares and owns 66.66% of the outstanding capital stock of Metaflyer.

NOTE 2:	Summary of Significant Accounting Policies

The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who is responsible for integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the unaudited condensed consolidated financial statements.

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

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements, and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

●
I-ON, Ltd (Japanese subsidiary) – The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, are initially recorded using its local currency, Japanese Yen (“JPY”). Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. All differences are reflected in profit or loss.  As of March 31, 2022, and December 31, 2021, the exchange rate was JPY 9.92 and JPY 10.30 per KRW, respectively.  The average exchange rate for the three months ended March 31, 2022 and 2021 was JPY 10.37 and JPY 10.51 per KRW, respectively.

●
Consolidation – Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date.  The results of operations are translated from KWR to US Dollar at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are dealt with as a component of accumulated other comprehensive income.   As of March 31, 2022, and December 31, 2021, the exchange rate was KRW 1,210.80 and KRW 1,185.50 per US Dollar, respectively.  The average exchange rate for the three months ended March 31, 2022 and 2021 was KRW 1,204.95 and KRW 1,114.05, respectively.

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

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

	March 31, 2022	December 31, 2021
Korea
Current assets	$11,660,755	$11,837,539
Non-current assets	1,928,393	1,965,469
Current liabilities	2,695,516	3,130,606
Non-current liabilities	-	-

Japan
Current assets	$645,141	$603,171
Non-current assets	251	267
Current liabilities	433,530	385,511
Non-current liabilities	-	-

	Three-months Period Ended March 31,
	2022	2021
Korea
Net Sales	$2,217,438	$3,689,981

Japan
Net Sales	$248,190	$359,543

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

The Company’s revenue consists of services provided and commissions. These revenue sources are as follows:

●
Royalty – the Company receives a fixed amount of royalties from a company in Japan for providing rights to sell the Company’s products in Japanese market. Revenue is recognized over the contract and service period.

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

Cash, Cash Equivalents

The Company considers all money market funds and highly liquid financial investments with maturities of three months or less when acquired to be cash equivalents.

Restricted Cash

Restricted cash represents cash deposits which are restricted by the financial institutions for the loans the financial institutions have with the Company’s chief executive officer. The loans with the financial institutions are amounted to approximately $1,569,210 and $1,602,699 at March 31, 2022 and December 31, 2021, respectively, and expires on various days during 2022, unless extended. The loans, bearing various interest rates, are guaranteed by the Company and the restricted cash deposits of the Company are provided to the financial institutions as collateral. The Company’s chief executive officer pays interest from the loans without any default at March 31, 2022 and December 31, 2021. The amount of restricted cash as of March 31, 2022 and December 31, 2021 was $1,569,210 and $1,602,699, respectively.

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivables are included in net cash provided by operating activities in the consolidated cash flow statements. The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the trade accounts receivable. Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer credit worthiness and current industry and economic trends. The Company’s provision for uncollectible receivables is included in selling, marketing, general and administrative expense in the consolidated statements of income and comprehensive income. At March 31, 2022 and December 31, 2021, allowance for doubtful accounts was approximately $832,000 and $645,000, respectively. The Company does not have any off-balance sheet exposure related to its customers.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is computed using the double declining balance method, based on the estimated useful lives as follows:

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development cost for three months ended March 31, 2022 and 2021 was $200,308 and $262,625, respectively.

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

The Company’s retirement pension plan is a defined contribution plan, and the Company pays the defined contribution regardless of the result of the operations of the Company. The Company recognizes the contributions to be paid in the current accounting period as retirement benefits expense. The amounts recognized as costs related to defined contribution plans were $87,505 and $118,297 for the three months ended March 31, 2022 and 2021, respectively.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At March 31, 2022 and December 31, 2021, the amounts were deemed to be immaterial.

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

Government grants which are intended to compensate the Company for expenses incurred are recognized as other income in profit or loss over the periods in which the Company recognizes the related costs as expenses. There are government grants outstanding of $22,388 and $89,741 as of March 31, 2022 and 2021, respectively.

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

The Company has financial instruments classified within the fair value hierarchy, which consists of the following:

●
Investments in privately-held companies, where quoted market prices are not available, accounted for as available-for-sale securities, classified as Level 3 within the fair value hierarchy, and are recorded as an asset on the consolidated balance sheet.

The following table summarize the Company’s fair value measurements by level at March 31, 2022 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$91,221
Common stock purchase warrant	-	-	-
Equity purchase put option	-	-	-
Fair value, at March 31, 2022	$-	$-	$91,221

The following table summarize the Company’s fair value measurements by level at December 31, 2021 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$93,168
Common stock purchase warrant	-	-	-
Equity purchase put option	-	-	-
Fair value, at December 31, 2021	$-	$-	$93,168

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

Advertising

Costs associated with advertising and promotions are expensed as incurred. Advertising expense amounted to $4,790 and $34,694 for the three months ended March 31, 2022 and 2021, respectively.

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

Non-controlling Interests

Non-controlling interests are measured at their proportionate share of the acquiree’s identifiable net assets at the acquisition date and is adjusted at each reporting date for the net income (loss) attributable to that non-controlling interest during that period.

Value Added Tax

National Tax Service in Korea administered Value Added Tax under the Tax Reform Act of 1976 promulgated by the National Assembly. Value added tax is imposed on goods sold in or imported into Korea and on services provided within Korea. Value added tax in Korea is charged on an aggregated basis at a rate of 10% on the full price collected for the goods sold or for the taxable services provided. Value added tax paid were $73,572 and $224,105 for the three months ended March 31, 2022 and 2021, respectively.

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

The following table summarize the Company’s investment securities:

Available-for-sale securities	Percentage of Ownership	March 31, 2022	December 31, 2021
4Grit	2.50%	$41,299	$42,180
E-channel	0.07%	$39,061	$39,895
KSFC	0.00%	$10,862	$11,093
Total investment securities		$91,221	$93,168

Note 4:	Property and Equipment

Property and equipment consist of the following:

	March 31, 2022	December 31, 2021

Facilities	$177,407	$181,193
Vehicles	30,985	39,055
Equipment	1,675,252	1,694,969
Government grants	(33,783)	(39,752)
Total property and equipment	1,849,861	1,875,465
Less: accumulated depreciation	(1,746,976)	(1,770,020)
Property and equipment, net	$102,885	$105,445

Depreciation expense for three months ended March 31, 2022 and 2021 were $8,846 and $17,617 respectively.

As noted in Note 2, the government grants received is against the values of assets acquired or the expenses incurred.

Note 5:	Intangible Assets

Intangible assets consist of the following:

	March 31, 2022	December 31, 2021

Patents	$337,836	$338,361
Trademark	26,000	26,555
Start-Up Cost	1,264	1,291
Software	719,605	734,961
Government grants	-	(168)
Total intangible assets	1,084,705	1,101,000
Less: Accumulated amortization	$(667,262)	(662,219)
Intangible assets, net	$417,443	$438,781

Amortization expense for three months ended March 31, 2022 and 2021 were $18,807 and $7,935, respectively.

Future amortization expense of the Company’s intangible assets at March 31, 2022 is expected to be as follows:

Years ending December 31,

2022 (remaining nine months)	$89,274
2023	79,158
2024	78,392
2025	77,238
2026	68,038
Thereafter	25,343
Total	$417,443

As noted in Note 2, the government grants received is against the values of assets acquired or the expenses incurred.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6:	Short Term Loan Payable

The Company has a short-term loan with a financial institution bearing interest rate of 2.58% expiring July 17, 2022.  All amounts outstanding are due on July 17, 2022, however, the Company may make earlier payments without any penalty.  The total amount outstanding was approximately $330,000 and $337,000 at March 31, 2022 and December 31, 2021, respectively. The short-term loan is guaranteed by the officer of the Company.

I-ON Digital Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7:	Miscellaneous Income

There is the Collaborative R&D Program (“CRP") in Korea that big firms support for small businesses’ research & development projects. One of the big firms in Korea, SK E&S Co., Ltd. decided to support for ION through CRP. ION received approximately $941,118 of fund from SK E&S on February 9, 2022.
NOTE 8:	Commitments and Contingencies

Royalty

On February 15, 2006, the Company agreed to provide the rights to Ashisuto to sell the products in the Japanese market. Per the agreement, the contract period is automatically extended by 5 years up to 20 years.

Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2022. The lease is automatically extended upon agreement of both parties. Rent expense for all operating leases for the three-months ended March 31, 2022 and 2021 was $34,856 and $37,700, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three-months Period Ended March 31,
Periods Ended	2022	2021

Net income (loss) before non-controlling interest	$271,959	$(274,881)
Non-controlling interest loss	(140,515)	(889)
Net income (loss)	412,474	(273,992)

Weighted-average shares of common stock outstanding:
Basic	35,030,339	35,030,339
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-
Dilutive shares	35,030,339	35,030,339

Earnings per share - Basic
Net income (loss) before non-controlling interest	$0.01	$(0.01)
Non-controlling interest	$(0.00)	$(0.00)
Earnings per share to stockholders	$0.01	$(0.01)

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$0.01	$(0.01)
Non-controlling interest	$(0.00)	$(0.00)
Earnings per share to stockholders	$0.01	$(0.01)

No non-vested share awards or non-vested share unit awards were antidilutive for the three months ended March 31, 2022 and 2021.

NOTE 11:	Non-Controlling Interest-Issuance of Preferred Stock by Subsidiary

On April 9, 2019, The Company’s subsidiary, I-ON Communication Korea issued 157,142 shares of redeemable convertible preferred stock at a price of KRW 3,500 per share for proceeds of KRW 549,997,000. The convertible preferred stock agreement contain provisions as follows:

●	Voting rights – The preferred shareholder may have same voting rights as common stock shareholder (1:1)
●	2% annual dividend
●	Liquidating rights
●	Conversion rights to common stock
●	Call option by preferred shareholder – Preferred stock may be converted to common stock anytime at a fixed conversion price of KRW 3,500
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

On November 22, 2021, the Company’s subsidiary, e.form Works Co., Ltd. (Korea) issued redeemable convertible preferred stock with proceeds of KRW 733,270,800 and issued 443,600 shares of preferred stock at a price of KRW 1,653 per share. The convertible preferred stock agreement contain provisions as follows:

●	Voting rights – The preferred shareholder may have same voting rights as common stock shareholder (1:1)
●	1% annual dividend
●	Liquidating rights
●	Conversion rights to common stock
●	Call option by preferred shareholder – Preferred stock may be converted to common stock anytime at a fixed conversion price of KRW 1,653
●	Call option by I-ON Digital – Should I-ON Digital exercise to redeem preferred stock, I-ON Digital is required to repurchase for KRW 1,653 per share and 6% annual interest compounded.

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

NOTE 12:	Termination of Merger Agreement

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

The Termination Date of the Merger Agreement was amended to September 30, 2021 on August 29, 2021 wherein CDI reimbursed the Company expenses in the amount of $28,600 for its June 30, 2021 Form 10-Q filing and related expenses.  On October 11, 2021, the Company and CDI again agreed to extend the Termination Date to December 31, 2021 wherein CDI agreed to reimburse the Company for any and all expenses in connection with the Company’s Form 10-Q filing for the period ending September 30, 2021.  On December 28, 2021, the Company and CDI agreed to extend the Termination Date of the Agreement to February 28, 2022 wherein CDI agreed to reimburse the Company for any and all expenses in connection with the Company’s Form 10-K filing for the year ending December 31, 2021. CDI has advised the Company that it will not grant another extension to the Agreement and considers the Agreement expired.

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

Our unaudited interim consolidated financial statements for the three months ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2021, as filed in our annual report on Form 10-K.

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

I-ON has invested and continues to spend substantial revenue on research and development.  The Company has over 120 employees as of March 31, 2022, approximately 90% of whom are considered full-time.  Research and development typically comprises of approximately 80 junior, mid to senior level engineers and developers, most of whom are based at the Company’ headquarters located at 15 Teheran-ro 10-gil, Gangnam-gu, Seoul, South Korea, 06234.

Results of Operations

Comparison of results of operations for the three months ended March 31, 2022 as Compared to the three months ended March 31, 2021

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Quarter-ended March 31,
	2022		2021		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$2,465,628	100.0%	$4,049,524	100.0%	$(1,583,896)	-39.1%
Cost of goods sold	2,292,526	93.0%	3,474,553	85.8%	(1,182,027)	-34.0%
Gross profit	173,102	7.0%	574,971	14.2%	(401,869)	-69.9%

Operating expense:
Research and development	200,308	8.1%	262,625	6.5%	(62,317)	-23.7%
General and administrative	674,986	27.4%	559,457	13.8%	115,529	20.7%
Total operating expense	875,294	35.5%	822,082	20.3%	53,212	6.5%

Loss from operations	(702,192)	-28.5%	(247,111)	-6.1%	(455,081)	184.2%

Other income (expense):
Interest income	15,402	0.6%	11,397	0.3%	4,005	35.1%
Foreign currency transaction gain (loss)	1,595	0.1%	(13,735)	-0.3%	15,330	-111.6%
Miscellaneous income, net	959,316	38.9%	19,740	0.5%	939,576	4,759.8%
Interest expense	(2,162)	-0.1%	(4,415)	-0.1%	2,253	-51.0%
Total other income (expense), net	974,151	39.5%	12,987	0.3%	961,164	7,401.0%

Income (loss) before provision for income taxes, and non-controlling interest	271,959	11.0%	(234,124)	-5.8%	506,083	-216.2%
Provision for (benefit from) income tax	-	0.0%	40,757	1.0%	(40,757)	-100.0%

Net income (loss) before non-controlling interest	271,959	11.0%	(274,881)	-6.8%	546,840	-198.9%
Non-controlling interest income (loss)	(140,515)	-5.7%	(889)	0.0%	(139,626)	15,706.0%

Net income (loss)	$412,474	16.7%	$(273,992)	-6.8%	$686,466	-250.5%

Comprehensive income statement:
Net income	271,959	11.0%	(274,881)	-6.8%	546,840	-198.9%
Foreign currency translation gain (loss)	(227,991)	-9.2%	(558,140)	-13.8%	330,149	-59.2%
Total comprehensive income (loss)	$43,968	1.8%	$(833,021)	-20.6%	$876,989	-105.3%

Net Sales

Net sales decreased by $1,583,896 or 39.1%, to $2,465,628 for the three months ended March 31, 2022 from $4,049,524 for the three months ended March 31, 2021. The change in net sales reflected the following:

- Customization revenue decreased by approximately $730,000 from approximately $2,260,000 for the three months ended March 31, 2021 to $1,530,000 for the three months ended March 31, 2022 due to decrease in new contracts.
- Installation revenue decreased by approximately $650,000 from approximately $770,000 for the three months ended March 31, 2021 to $120,000 for the three months ended March 31, 2022 due to decrease in new contracts.

Cost of Goods Sold

Cost of goods sold decreased by $1,182,027 or 34.0%, to $2,292,526 for the three months ended March 31, 2022 from $3,474,553 for the three months ended March 31, 2021.  The decrease was primarily due to outsourced consulting fees.  The outsourced consulting fees decreased by $1,494,232 or 68.33%, to $692,582 for the three months ended March 31, 2022 from $2,186,815 for the three months ended March 31, 2021.

Gross Profit

Gross profit decreased by $401,869, to $173,102, or 7.0% of net sales, for the three months ended March 31, 2022, from $574,971 or 14.2% of net sales, for the three months ended March 31, 2021.

The decrease in gross profit was mainly due to decreased Net Sales above.

Research and Development

Research and development expenses decreased by $62,317 or 23.7%, to $200,308 for the three months ended March 31, 2022 from $262,625 for the three months ended March 31, 2021.  The decrease was due to decrease in head count computer programmers at the research and development department.

General and Administrative

General and administrative expenses increased by $115,529 or 20.7%, to $674,986 for the three months ended March 31, 2022 from $559,457 for the three months ended March 31, 2021.  The expenses have been continuously increased mainly due to an increase in salary.

Other Income (Expense)

The increase in other income was primarily due to the $941,118 received from SK E&S for small businesses research and development projects.

Provision for Income Tax

Change in tax provision was not material.

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $227,991 for the three months ended March 31, 2022 compared to loss of $558,140 for the three months ended March 31, 2021.  The change of $330,149 was due to devaluation of Korean Won compared to US dollar in three months ended March 31, 2022 compared to March 31, 2021.  The average exchange rate for the three months ended March 31, 2022 and 2021 was KRW 1,204.95 and KRW 1,114.05, respectively.

Liquidity and Capital Resources

At March 31, 2022, the Company had cash and cash equivalents of $3,659,258. We estimate that we will require up to $3,000,000 of capital for the next twelve months of operations. We estimate that our expenses will be comprised primarily of general expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.

	Three Months Ended March 31,		Changes
	2022	2021	Amount	%
Net cash provided by (used in) operating activities	(105,460)	122,781	(228,241)	-185.9%
Net cash provided by (used in) investing activities	55,477	(23,076)	78,553	-340.4%
Net cash used in financing activities	(7,444)	(401,739)	394,295	-98.1%
Effect of foreign currency translation on cash and cash equivalents	(22,749)	(422,613)	399,864	-94.6%
Net decrease in cash and cash equivalents	(80,176)	(724,647)	644,471	-88.9%

Operating Activities

Cash used in operating activities for the three months ended March 31, 2022 was $105,460, compared to cash provided by in operating activities $122,781 for the three months ended March 31, 2021, a decrease of $228,241, or approximately -185.9%. The increase in cash used in operating activities was primarily due to decrease in accrued expenses.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2022 was $55,477, compared to cash used in investing activities $23,076 for the three months ended March 31, 2021, an increase of $78,553, or approximately 340.4%.  The increase in cash provided by investing activities was due to proceeds from investments.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2022 was $7,444, compared to $401,739 for the three months ended March 31, 2021, a decrease of $394,295.  The decrease was primarily due to decrease in usage of government grants.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2022, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

Management is currently evaluating remediation plans for the above control deficiencies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the Three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

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

Date: May 23, 2022	I-ON Digital Corp

	By:	/s/ Jae Cheol Oh Jae Cheol Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)