Form 10-Q
period 2022-06-30
I-ON Digital Corp.
filed 2022-08-22
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IONI	OTC Markets

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of August 15, 2022
Common Stock, $0.0001 par value per share	35,030,339 shares

PART 1 – FINANCIAL INFORMATION
Item 1.	Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of I-ON Digital Corp. and subsidiaries (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

I-ON Digital Corp. and Subsidiaries

I-ON Digital Corp. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021

ASSETS

Current assets:
Cash and cash equivalents	$1,887,518	$3,705,945
Restricted cash	1,469,565	1,602,699
Short-term financial instruments	679,867	716,154
Short-term loan receivable	259,638	126,529
Accounts receivables, net of allowance for doubtful accounts $873,624 and $645,335, respectively	5,625,375	5,299,951
Deferred tax assets - current	376,179	410,259
Prepaid expenses and other current assets	726,034	579,173
Total current assets	11,024,176	12,440,710

Non-current assets:
Investments	240,120	93,168
Property and equipment, net	109,690	105,445
Intangible assets, net	378,481	438,781
Deposits	738,468	737,909
Deferred tax assets - non current	541,386	590,433
Total non-current assets	2,008,145	1,965,736

Total Assets	$13,032,321	$14,406,446

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$536,653	$320,251
Accrued expenses and other	1,974,158	2,546,062
Value added tax payable	15,391	202,857
Income tax payable	27,575	79,106
Short-term loan payable	309,382	337,410
Government grants outstanding for usage of future projects	263,942	30,431
Total current liabilities	3,127,101	3,516,117

Total liabilities	3,127,101	3,516,117

Commitments and contingencies

Stockholders’ Equity
Common stock - $0.0001 par value; authorized 100,000,000 shares; 35,030,339 shares issued and outstanding at June 30, 2022 and December 31, 2021	3,503	3,503
Treasury stock	(709,478)	(709,478)
Additional paid-in-capital	3,713,370	3,713,370
Accumulated other comprehensive loss	(1,712,396)	(726,500)
Accumulated retained earnings	7,752,819	7,681,661
Total company stockholders’ equity	9,047,818	9,962,556
Preferred stock (I-ON Korea and eformworks) - $0.4380 par value; authorized 2,000,000 shares; 600,742 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,093,569	1,093,569
Non-controlling interests	(236,167)	(165,796)
Total stockholders’ equity	9,905,220	10,890,329

Total Liabilities and Stockholders’ Equity	$13,032,321	$14,406,446

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three-month Period ended June 30,		Six-month Period ended June 30,
	2022	2021	2022	2021

Net sales	$2,854,670	$4,559,135	$5,320,298	$8,608,659
Cost of goods sold	2,469,356	2,657,096	4,761,882	6,131,649
Gross profit	385,314	1,902,039	558,416	2,477,010

Operating expense:
Research and development	227,571	333,631	427,879	596,256
General and administrative	595,645	518,016	1,270,631	1,077,473
Total operating expense	823,216	851,647	1,698,510	1,673,729

Income (loss) from operations	(437,902)	1,050,392	(1,140,094)	803,281

Other income (expense):
Interest income	18,712	12,126	34,114	23,523
Foreign currency transaction gain (loss)	342	(9,224)	1,937	(22,959)
Miscellaneous income, net	14,564	(8,721)	973,880	11,019
Interest expense	(1,804)	(3,939)	(3,966)	(8,354)
Total other income (expense), net	31,814	(9,758)	1,005,965	3,229

Income (loss) before provision for income taxes, and non-controlling interest	(406,088)	1,040,634	(134,129)	806,510
Provision for (benefit from) income tax	30,880	31,826	30,880	72,583

Net income (loss) before non-controlling interest	(436,968)	1,008,808	(165,009)	733,927
Non-controlling interest loss	(95,652)	391	(236,167)	(498)

Net income (loss)	$(341,316)	$1,008,417	$71,158	$734,425

Comprehensive income statement:
Net income (loss)	$(436,968)	$1,008,808	$(165,009)	$733,927
Foreign currency translation loss	(757,905)	11,433	(985,896)	(546,707)
Total comprehensive income (loss)	$(1,194,873)	$1,020,241	$(1,150,905)	$187,220

Earnings per share – Basic
Net loss before non-controlling interest	$(0.01)	$0.03	$(0.00)	$0.02
Non-controlling interest	$(0.00)	$0.00	$(0.01)	$(0.00)
Earnings per share to stockholders	$(0.01)	$0.03	$(0.01)	$0.02

Earnings per share – Diluted
Net loss before non-controlling interest	$(0.01)	$0.03	$(0.00)	$0.02
Non-controlling interest	$(0.00)	$0.00	$(0.01)	$(0.00)
Earnings per share to stockholders	$(0.01)	$0.03	$(0.01)	$0.02

Weighted average number of common shares outstanding:
Basic	35,030,339	35,030,339	35,030,339	35,030,339
Diluted	35,030,339	35,030,339	35,030,339	35,030,339

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated	Total
			Additional			Other	Company	Non-		Total
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Preferred	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interest	Stock	Equity

Balance at December 31, 2021	35,030,339	$3,503	$3,713,370	$7,681,661	$(709,478)	$(726,500)	$9,962,556	$(165,796)	$1,093,569	$10,890,329

Foreign currency translation	-	-	-	-	-	(227,991)	(227,991)	-	-	(227,991)
Net income(loss)	-	-	-	412,474	-	-	412,474	25,281	-	437,755

Balance at March 31, 2022	35,030,339	$3,503	$3,713,370	$8,094,135	$(709,478)	$(954,491)	$10,147,039	$(140,515)	$1,093,569	$11,100,093

Foreign currency translation	-	-	-	-	-	(757,905)	(757,905)	-	-	(757,905)
Net income(loss)	-	-	-	(341,316)	-	-	(341,316)	(95,652)	-	(436,968)

Balance at June 30, 2022	35,030,339	$3,503	$3,713,370	$7,752,819	$(709,478)	$(1,712,396)	$9,047,818	$(236,167)	$1,093,569	$9,905,220

						Accumulated	Total
			Additional			Other	Company	Non-		Total
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Preferred	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interest	Stock	Equity

Balance at December 31, 2020	35,030,339	$3,503	$3,713,370	$5,517,785	$(709,478)	$289,933	$8,815,113	$5,832	$475,036	$9,295,981

Foreign currency translation	-	-	-	-	-	(558,140)	(558,140)	-	-	(558,140)
Net income(loss)	-	-	-	(273,992)	-	-	(273,992)	(889)	-	(274,881)

Balance at March 31, 2021	35,030,339	$3,503	$3,713,370	$5,243,793	$(709,478)	$(268,207)	$7,982,981	$4,943	$475,036	$8,462,960

Foreign currency translation	-	-	-	-	-	11,433	11,433	-	-	11,433
Net income(loss)	-	-	-	1,008,417	-	-	1,008,417	391	-	1,008,808

Balance at June 30, 2021	35,030,339	$3,503	$3,713,370	$6,252,210	$(709,478)	$(256,774)	$9,002,831	$5,334	$475,036	$9,483,201

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months ended June 30,	2022	2021

Cash flows from operating activities:
Net income (loss)	71,158	734,425
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-controlling interest	(236,167)	(498)
Depreciation - fixed assets	26,122	35,923
Amortization of intangible assets	36,886	15,752
Foreign currency transaction gain (loss)	1,937	(22,959)

Changes in operating assets and liabilities:
Account receivable, net	(712,964)	(692,439)
Prepaid expenses and other current assets	(210,119)	(591,635)
Deposit	(64,865)	(251,966)
Deferred taxes	-	349,108
Account payable	164,864	(95,727)
Accrued expenses and other	(372,266)	(172,896)
Value added tax payable	(178,912)	(46,053)
Income tax payable	(47,146)	(30,826)
Net cash used in operating activities	(1,521,472)	(769,791)

Cash flows from investing activities:
Purchase of short-term investments	(24,332)	(16,104)
Purchase of investments	(162,214)	-
Purchases of property and equipment	(39,759)	(27,010)
Purchases of intangible assets	(11,875)	(3,607)
Loan provided under short-term loan receivables	(150,605)	-
Net cash used in investing activities	(388,785)	(46,721)

Cash flows from financing activities:
Principal payments on long-term debt	-	(156,549)
Net proceeds of government grants	247,517	232,039
Net cash provided by financing activities	247,517	75,490

Effect of foreign currency translation on cash and cash equivalents	(288,821)	(395,426)

Net decrease in cash and cash equivalents	(1,951,561)	(1,136,448)

Cash and cash equivalents including restricted cash, beginning of period	5,308,644	6,272,652

Cash and cash equivalents including restricted cash, end of period	$3,357,083	$5,131,204

Supplemental disclosure of cash flow information:
Interest paid	$3,966	$8,354
Taxes paid	$14,006	$15,947

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Organization and Operations

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

On or about August 1, 2021, the Company’s wholly-owned subsidiary I-ON Communications, Ltd. (“Communications”) formed a new subsidiary named eformworks Co., Ltd. (“e.Form”) into which Communications moved its electronic signature operations. Communications contributed approximately $253,000 on August 1, 2021 and $77,000 on June 30, 2022 to e.Form to subscribe for its founders shares and owns 59.82% of the outstanding capital stock of e.Form.

On June 28, 2022, the board of directors of the Company’s wholly-owned subsidiary I-ON Communications, Ltd. (“Communications”) approved to spin off one its departments, EIPGRID, which provides the community energy service platforms. Hence Communications will contribute approximately $773,000 to EIPGRID to subscribe for its founders’ shares, and has considered a subsidiary to consolidate.

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

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Foreign Currency Transaction and Translation

The Company’s principal country of operations is Korea.  The financial position and results of operations of the Company are determined using the local currency, Korean Won (“KRW”), as the functional currency.

●
I-ON, Ltd (Japanese subsidiary) – The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, are initially recorded using its local currency, Japanese Yen (“JPY”). Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. All differences are reflected in profit or loss.  As of June 30, 2022, and December 31, 2021, the exchange rate was JPY 9.46 and JPY 10.02 per KRW, respectively.  The average exchange rate for the six months ended June 30, 2022 and 2021 was JPY 10.37 and JPY 10.51 per KRW, respectively.

●
Consolidation – Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date.  The results of operations are translated from KWR to US Dollar at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are dealt with as a component of accumulated other comprehensive income.   As of June 30, 2022, and December 31, 2021, the exchange rate was KRW 1,292.90 and KRW 1,185.50 per US Dollar, respectively.  The average exchange rate for the six months ended June 30, 2022 and 2021 was KRW 1,232.94 and KRW 1,117.73, respectively.

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

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

	June 30, 2022	December 31, 2021
Korea
Current assets	$10,551,277	$11,837,539
Non-current assets	2,007,920	1,965,469
Current liabilities	2,807,055	3,130,606

Japan
Current assets	$472,899	$603,171
Non-current assets	225	267
Current liabilities	320,046	385,511

	Six-months Period Ended June 30,		Three-months Period Ended June 30,
	2022	2021	2022	2021
Korea
Net Sales	$4,744,892	$7,901,637	$2,527,454	$4,211,656

Japan
Net Sales	$575,406	$707,022	$327,216	$347,479

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Restricted Cash

Restricted cash represents cash deposits which are restricted by the financial institutions for the loans the financial institutions have with the Company’s chief executive officer. The loans with the financial institutions amounted to approximately $1,469,565 and $1,602,699 at June 30, 2022 and December 31, 2021, respectively, and expires on various days during 2022, unless extended. The loans, bearing various interest rates, are guaranteed by the Company and the restricted cash deposits of the Company are provided to the financial institutions as collateral. The Company’s chief executive officer pays interest from the loans without any default at June 30, 2022 and December 31, 2021. The amount of restricted cash as of June 30, 2022 and December 31, 2021 was $1,469,565 and $1,602,699, respectively.

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivables are included in net cash provided by operating activities in the consolidated cash flow statements. The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the trade accounts receivable. Management primarily determines the allowance based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer credit worthiness and current industry and economic trends. The Company’s provision for uncollectible receivables is included in selling, marketing, general and administrative expense in the consolidated statements of income and comprehensive income. At June 30, 2022 and December 31, 2021, allowance for doubtful accounts was approximately $873,000 and $645,000, respectively. The Company does not have any off-balance sheet exposure related to its customers.

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs include travel, payroll, and other general expenses specific to research and development activities. Research and development cost for three months ended June 30, 2022 and 2021 was $227,571 and $333,631, respectively and for the six months ended June 30, 2022 and 2021 was $427,879 and $596,256, respectively,

Intangible Assets

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

The Company’s retirement pension plan is a defined contribution plan, and the Company pays the defined contribution regardless of the result of the operations of the Company. The Company recognizes the contributions to be paid in the current accounting period as retirement benefits expense. The amounts recognized as costs related to defined contribution plans were $106,087 and $129,333 for the three months ended June 30, 2022 and 2021, respectively, and $191,605 and $250,455 for the six months ended June 30, 2022 and 2021, respectively.

Compensated Absences

Employees of the Company are entitled to be compensated for absences depending on job classification, length of service, and other factors.  At June 30, 2022 and December 31, 2021, the amounts were deemed to be immaterial.

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Government grants which are intended to compensate the Company for expenses incurred are recognized as other income in profit or loss over the periods in which the Company recognizes the related costs as expenses. There are government grants outstanding of $263,942 and $30,431 as of June 30, 2022 and December 31, 2021, respectively.

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

The Company has financial instruments classified within the fair value hierarchy, which consists of the following:

●
Investments in privately-held companies, where quoted market prices are not available, accounted for as available-for-sale securities, classified as Level 3 within the fair value hierarchy, and are recorded as an asset on the consolidated balance sheet

The following table summarize the Company’s fair value measurements by level at June 30, 2022 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$240,120
Common stock purchase warrant	-	-	-
Equity purchase put option	-	-	-
Fair value, at June 30, 2022	$-	$-	$240,120

The following table summarize the Company’s fair value measurements by level at December 31, 2021 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Available-for-sale securities	$-	$-	$93,168
Common stock purchase warrant	-	-	-
Equity purchase put option	-	-	-
Fair value, at December 31, 2021	$-	$-	$93,168

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Advertising

Costs associated with advertising and promotions are expensed as incurred. Advertising expense amounted to $6,974 and $31,215 for the three months ended June 30, 2022 and 2021, respectively, and $11,764 and $65,909 for the six months ended June 30, 2022 and 2021, respectively.

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

Value Added Tax

National Tax Service in Korea administered Value Added Tax under the Tax Reform Act of 1976 promulgated by the National Assembly. Value added tax is imposed on goods sold in or imported into Korea and on services provided within Korea. Value added tax in Korea is charged on an aggregated basis at a rate of 10% on the full price collected for the goods sold or for the taxable services provided. Value added tax paid were $6,040 and $119,646 for the three months ended June 30, 2022 and 2021, respectively, and $79,612 and $343,751 for the six months ended June 30, 2022 and 2021, respectively.

Recently Issued Accounting Pronouncements

●	Reference Rate Reform

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3:	Investments

Available-for-sale securities

The Company’s investments also include privately-held companies, where quoted market prices are not available, and the cost method, combined with other intrinsic information, is used to assess the fair value of the investment.

The following table summarize the Company’s investment securities:

Available-for-sale securities	Percentage of Ownership	June 30, 2022	December 31, 2021
4Grit	2.50%	$38,676	$42,180
E-channel	0.07%	$36,581	$39,895
KSFC	0.00%	$10,172	$11,093
MetaFlyer	40.00%	$154,691	-
Total investment securities		$240,120	$93,168

On March 1, 2022, the Company’s wholly-owned subsidiary I-ON Communications, Ltd. (“Communications”) contributed approximately $165,000 to Metaflyer Co. Ltd.(“Metaflyer”), and owned 66.67% of the outstanding capital stock of Metaflyer with no rights of participating in its operation or management’s decision making. Having more investors to Metaflyer, Communications’ ownership to Metaflyer has decreased to 40% as of June 30, 2022, and Communications deconsolidated Metaflyer. Other than Communications, Metaflyer’s two major shareholders has total 58% of ownership. Whereas Communications has no rights on Metaflyer’s operation, the two other major shareholders have more significant influence. Therefore, Communications is exempt from equity method, and used cost method on the investment to Metaflyer by ASC 323-10-15 Equity Method and Joint Venture.

Note 4:	Property and Equipment

Property and equipment consist of the following:

	June 30, 2022	December 31, 2021

Facilities	$166,141	$181,193
Vehicles	29,017	39,055
Equipment	1,598,878	1,694,969
Government grants	(26,826)	(39,752)
Total property and equipment	1,767,211	1,875,465
Less: accumulated depreciation	(1,657,521)	(1,770,020)
Property and equipment, net	$109,690	$105,445

Depreciation expense for the three months ended June 30, 2022 and 2021 were $27,077 and $9,460, respectively, and for six months ended June 30, 2022 and 2021 were $26,122 and $35,923, respectively.

As noted in Note 2, the government grants received is against the values of assets acquired or the expenses incurred.

Note 5:	Intangible Assets

Intangible assets consist of the following:

	June 30, 2022	December 31, 2021

Patents	$321,578	$338,361
Trademark	24,349	26,555
Start-Up Cost	1,183	1,291
Software	673,910	734,961
Government grants	-	(168)
Total intangible assets	1,021,020	1,101,000
Less: Accumulated amortization	(642,539)	(662,219)
Intangible assets, net	$378,481	$438,781

Amortization expense for the three months ended June 30, 2022 and 2021 were $18,079 and $7,817, respectively, and for the six months ended June 30, 2022 and 2021, were $36,886 and $15,752, respectively.

Future amortization expense of the Company’s intangible assets at June 30, 2022 is expected to be as follows:

Years ending December 31,

2022 (remaining six months)	$53,944
2023	79,158
2024	78,392
2025	77,238
2026	68,038
Thereafter	21,711
Total	$378,481

As noted in Note 2, the government grants received is against the values of assets acquired or the expenses incurred.

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6:	Short Term Loan Payable

The Company has a short-term loan with a financial institution bearing interest rate of 2.58% expiring July 15, 2023.  All amounts outstanding are due on July 15, 2023, however, the Company may make earlier payments without any penalty.  The total amount outstanding was approximately $309,000 and $337,000 at June 30, 2022 and December 31, 2021, respectively. The short-term loan is guaranteed by the officer of the Company.

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

Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2022. The lease is automatically extended upon agreement of both parties. The Company’s lease is a short term lease, which has initial term of 12 months or less and does not include a purchase option, it is not capitalized, and exempted from Lease (Topic 842). Rent expense for all operating leases for the three months ended June 30, 2022 and 2021 was $33,274 and $37,452, respectively, and for the six months ended June 30, 2022 and 2021 was $68,130 and $75,152, respectively.

NOTE 9:	Related Party Transactions

The Company receives loan guarantees from the chief executive officer with regards to its long-term borrowing, and the Company’s restricted cash is provided as collateral to the Company’s chief executive officer’s loans.

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three-months Period Ended June 30,		Six-months Period Ended June 30,
Periods Ended	2022	2021	2022	2021

Net income (loss) before non-controlling interest	$(436,968)	$1,008,808	$(165,009)	$733,927
Non-controlling interest	(95,652)	391	(236,167)	(498)
Net income (loss)	(341,316)	1,008,417	71,158	734,425

Weighted-average shares of common stock outstanding:
Basic	35,030,339	35,030,339	35,030,339	35,030,339
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-	-	-
Dilutive shares	35,030,339	35,030,339	35,030,339	35,030,339

Earnings per share - Basic
Net income (loss) before non-controlling interest	$(0.01)	$0.03	$(0.00)	$0.02
Non-controlling interest	$(0.00)	$0.00	$(0.01)	$(0.00)
Earnings per share to stockholders	$(0.01)	$0.03	$(0.01)	$0.02

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$(0.01)	$0.03	$(0.00)	$0.02
Non-controlling interest	$(0.00)	$0.00	$(0.01)	$(0.00)
Earnings per share to stockholders	$(0.01)	$0.03	$(0.01)	$0.02

No non-vested share awards or non-vested share unit awards were antidilutive for the six months ended June 30, 2022 and 2021.

NOTE 11:	Non-Controlling Interest-Issuance of Preferred Stock by Subsidiaries

On April 9, 2019, The Company’s subsidiary, I-ON Communication Korea issued 157,142 shares of redeemable convertible preferred stock at a price of KRW3,500 per share for proceeds of KRW549,997,000. The convertible preferred stock agreement contain provisions as follows:

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

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Our unaudited interim consolidated financial statements for the six months ended June 30, 2022 and 2021 and as of June 30, 2022 and December 31, 2021 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2021, as filed in our annual report on Form 10-K.

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

I-ON has invested and continues to spend substantial revenue on research and development.  The Company has over 120 employees as of June 30, 2022, approximately 90% of whom are considered full-time.  Research and development typically comprises of approximately 80 junior, mid to senior level engineers and developers, most of whom are based at the Company’ headquarters located at 15 Teheran-ro 10-gil, Gangnam-gu, Seoul, South Korea, 06234.

Results of Operations

Comparison of results of operations for the three months ended June 30, 2022 as Compared to the three months ended June 30, 2021

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Three months ended June 30,
	2022		2021		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$2,854,670	100.0%	$4,559,135	100.0%	$(1,704,465)	-37.4%
Cost of goods sold	2,469,356	86.5%	2,657,096	58.3%	(187,740)	-7.1%
Gross profit	385,314	13.5%	1,902,039	41.7%	(1,516,725)	-79.7%

Operating expense:
Research and development	227,571	8.0%	333,631	7.3%	(106,060)	-31.8%
General and administrative	595,645	20.9%	518,016	11.4%	77,629	15.0%
Total operating expense	823,216	28.8%	851,647	18.7%	(28,431)	-3.3%

Gain (loss) from operations	(437,902)	-15.3%	1,050,392	23.0%	(1,488,294)	-141.7%

Other income (expense):
Interest income	18,712	0.7%	12,126	0.3%	6,586	54.3%
Foreign currency transaction gain (loss)	342	0.0%	(9,224)	-0.2%	9,566	-103.7%
Miscellaneous income, net	14,564	0.5%	(8,721)	-0.2%	23,285	-267.0%
Interest expense	(1,804)	-0.1%	(3,939)	-0.1%	2,135	-54.2%
Total other income (expense), net	31,814	1.1%	(9,758)	-0.2%	41,572	-426.0%

Income (loss) before provision for income taxes, and non-controlling interest	(406,088)	-14.2%	1,040,634	22.8%	(1,446,722)	-139.0%
Provision for (benefit from) income tax	30,880	1.1%	31,826	0.7%	(946)	-3.0%

Net income (loss) before non-controlling interest	(436,968)	-15.3%	1,008,808	22.1%	(1,445,776)	-143.3%
Non-controlling interest income (loss)	(95,652)	-3.4%	391	0.0%	(96,043)	-24,563.4%

Net loss (income)	$(341,316)	-12.0%	$1,008,417	22.1%	$(1,349,733)	-133.8%

Comprehensive income statement:
Net income (loss)	(436,968)	-15.3%	1,008,808	22.1%	(1,445,776)	-143.3%
Foreign currency translation gain (loss)	(757,905)	-26.5%	11,433	0.3%	(769,338)	-6729.1%
Total comprehensive income (loss)	$(1,194,873)	-41.9%	$1,020,241	22.4%	$(2,215,114)	-217.1%

Net Sales

Net sales decreased by $1,704,465 or 37.4%, to $2,854,670 for the three months ended June 30, 2022 from $4,559,135 for the three months ended June 30, 2021. The change in net sales reflected the following:

- Maintenance  revenue decreased by approximately $337,000 from approximately $732,000 for the three months ended June 30, 2021 to $395,000 for the three months ended June 30, 2022 due to decrease in new contracts.
- Installation revenue decreased by approximately $1,487,000 from approximately $1,911,000 for the three months ended June 30, 2021 to $424,000 for the three months ended June 30, 2022 due to decrease in new contracts.

Cost of Goods Sold

Cost of goods sold decreased by $187,740 or 7.1%, to $2,469,356 for the three months ended June 30, 2022 from $2,657,096 for the three months ended June 30, 2021.  The decrease was primarily due to outsourced consulting fees.  The outsourced consulting fees decreased by $644,231 or 47.00%, to $726,444 for the three months ended June 30, 2022 from $1,370,675 for the three months ended June 30, 2021.

Gross Profit

Gross profit decreased by $1,516,725, to $385,314, or 13.5% of net sales, for the three months ended June 30, 2022, from $1,902,039 or 41.7% of net sales, for the three months ended June 30, 2021.

The decrease in gross profit was mainly due to decreased Net Sales above.

Research and Development

Research and development expenses decreased by $106,060 or 31.8%, to $227,571 for the three months ended June 30, 2022 from $333,631 for the three months ended June 30, 2021.  The decrease was due to decrease in head count computer programmers at the research and development department.

General and Administrative

General and administrative expenses increased by $77,629 or 15.0%, to $595,645 for the three months ended June 30, 2022 from $518,016 for the three months ended June 30, 2021.  The expenses have been continuously increased mainly due to an increase in salary.

Other Income (Expense)

The increase in other income was primarily due to the $941,118 received from SK E&S for small businesses’ research & development projects.

Provision for Income Tax

Change in tax provision was not material.

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $757,905 for the three months ended June 30, 2022 compared to gain of $11,433 for the three months ended June 30, 2021.  The change of $769,338 was due to revaluation of Korean Won compared to US dollar in three months ended June 30, 2022 compared to June 30, 2021.  The average exchange rate for the three months ended June 30, 2022 and 2021 was KRW 1,259.76 and KRW 1,121.16, respectively.

Comparison of results of operations for the six months ended June 30, 2022 as Compared to the six months ended June 30, 2021

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Six Months ended June 30,
	2022		2021		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$5,320,298	100.0%	$8,608,659	100.0%	$(3,288,361)	-38.2%
Cost of goods sold	4,761,882	89.5%	6,131,649	71.2%	(1,369,767)	-22.3%
Gross profit	558,416	10.5%	2,477,010	28.8%	(1,918,594)	-77.5%

Operating expense:
Research and development	427,879	8.0%	596,256	6.9%	(168,377)	-28.2%
General and administrative	1,270,631	23.9%	1,077,473	12.5%	193,158	17.9%
Total operating expense	1,698,510	31.9%	1,673,729	19.4%	24,781	1.5%

Gain (loss) from operations	(1,140,094)	-21.4%	803,281	9.3%	(1,943,375)	-241.9%

Other income (expense):
Interest income	34,114	0.6%	23,523	0.3%	10,591	45.0%
Foreign currency transaction gain (loss)	1,937	0.0%	(22,959)	-0.3%	24,896	-108.4%
Miscellaneous income, net	973,880	18.3%	11,019	0.1%	962,861	8,738.2%
Interest expense	(3,966)	-0.1%	(8,354)	-0.1%	4,388	-52.5%
Total other income (expense), net	1,005,965	18.9%	3,229	0.0%	1,002,736	31,054.1%

Income (loss) before provision for income taxes, and non-controlling interest	(134,129)	-2.5%	806,510	9.4%	(940,639)	-116.6%
Provision for (benefit from) income tax	30,880	0.6%	72,583	0.8%	(41,703)	-57.5%

Net income (loss) before non-controlling interest	(165,009)	-3.1%	733,927	8.5%	(898,936)	-122.5%
Non-controlling interest income (loss)	(236,167)	-4.4%	(898)	0.0%	(235,669)	47,323.1%

Net income (loss)	$71,158	1.3%	$734,425	8.5%	$(663,267)	-90.3%

Comprehensive income statement:
Net income (loss)	(165,009)	-3.1%	733,927	8.5%	(898,936)	-122.5%
Foreign currency translation gain (loss)	(985,896)	-18.5%	(546,707)	-6.4%	(439,189)	80.3%
Total comprehensive income (loss)	$(1,150,905)	-21.6%	$187,220	2.2%	$(1,338,125)	-714.7%

Net Sale

Net sales decreased by $3,288,361 or 38.2%, to $5,320,298 for the six months ended June 30, 2022 from $8,608,659 for the six months ended June 30, 2021. The change in net sales reflected the following:

- Customization revenue decreased by approximately $609,000 from approximately $3,987,000 for the six months ended June 30, 2021 to $3,378,000 for the six months ended June 30, 2022 due to decrease in new contracts.
- Installation revenue decreased by approximately $2,139,000 from approximately $2,679,000 for the six months ended June 30, 2021 to $540,000 for the six months ended June 30, 2022 due to decrease in new contracts.

Cost of Goods Sold

Cost of goods sold decreased by $1,369,767 or 22.3%, to $4,761,882 for the six months ended June 30, 2022 from $6,131,649 for the six months ended June 30, 2021.  The decrease was primarily due to outsourced consulting fees.  The outsourced consulting fees decreased by $2,146,986 or 60.47%, to $1,403,304 for the six months ended June 30, 2022 from $3,550,290 for the six months ended June 30, 2021.

Gross Profit

Gross profit decreased by $1,918,594, to $558,416, or 10.5% of net sales, for the six months ended June 30, 2022, from $2,477,010 or 28.8% of net sales, for the six months ended June 30, 2021.

The decrease in gross profit was mainly due to decreased Net Sales above.

Research and Development

Research and development expenses decreased by $168,377 or 28.2%, to $427,879 for the six months ended June 30, 2022 from $596,256 for the six months ended June 30, 2021.  The decrease was due to decrease in head count computer programmers at the research and development department.

General and Administrative

General and administrative expenses increased by $193,158 or 17.9%, to $1,270,631 for the six months ended June 30, 2022 from $1,077,473 for the six months ended June 30, 2021.  The expenses have been continuously increased mainly due to an increase in salary.

Other Income (Expense)

The increase in other income was primarily due to the $941,118 received from SK E&S for small businesses’ research & development projects.

Provision for Income Tax

Change in tax provision was not material.

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $985,896 for the six months ended June 30, 2022 compared to loss of $546,707 for the six months ended June 30, 2021.  The change of $439,189 was due to devaluation of Korean Won compared to US dollar in six months ended June 30, 2022 compared to June 30, 2021.  The average exchange rate for the six months ended June 30, 2022 and 2021 was KRW 1,232.94 and KRW 1,117.73, respectively.

Liquidity and Capital Resources

At June 30, 2022, the Company had cash and cash equivalents of $3,357,083. We estimate that we will require up to $3,000,000 of capital for the next twelve months of operations. We estimate that our expenses will be comprised primarily of general expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.

	Six Months Ended June 30,		Changes
	2022	2021	Amount	%
Net cash used in operating activities	(1,521,472)	(769,791)	(751,681)	97.6%
Net cash used in investing activities	(388,785)	(46,721)	(342,064)	732.1%
Net cash provided by financing activities	247,517	75,490	172,027	227.9%
Effect of foreign currency translation on cash and cash equivalents	(288,821)	(395,426)	106,605	-27.0%
Net decrease in cash and cash equivalents	(1,951,561)	(1,136,448)	(815,113)	71.7%

Operating Activities

Cash used in operating activities for the six months ended June 30, 2022 was $1,521,472, compared to $769,791 for the six months ended June 30, 2021, an increase of $751,681, or approximately 97.6%. The increase in cash used in operating activities was primarily due to decrease in deferred taxes and increase in non-controlling interest loss.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2022 was $388,785, compared to $46,721 for the six months ended June 30, 2021, an increase of $342,064, or approximately 732.1%.  The increase in cash used in investing activities was mainly due to purchase of investments and loan provided under short-term loans.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2022 was $247,517, compared to $75,490 for the six months ended June 30, 2021, an increase of $172,027.  The increase was primarily due to decrease in principal payment on long-term debt.

Critical Accounting Estimates

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive and Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive and Financial Officer concluded that as of June 30, 2022 our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2022, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

Management is currently evaluating remediation plans for the above control deficiencies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

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

Date: August 22, 2022	I-ON Digital Corp I-ON COMMUNICATIONS CORP.

	By:	/s/ Jae Cheol Oh
Jae Cheol Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)

	By:	/s/ Jae Cheol Oh
Jae Cheol Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)