Form 10-Q/A
period 2022-06-30
I-ON Digital Corp.
filed 2022-12-07
CIK 1580490

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
Commission file number: 000-54995
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IONI	OTC Markets

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of December 6, 2022
Common Stock, $0.0001 par value per share	19,724,220 shares

EXPLANATORY NOTE

I-ON Digital Corp. and subsidiaries (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, originally filed with the SEC on August 22, 2022 (the “Original Form 10-Q”) to correct and restate the financial statements for an error in connection with our deconsolidation of a subsidiary, Metaflyer Co. Ltd.(“Metaflyer”) due to the fact that we incorrectly recognized the gain/loss on deconsolidation.

This Form 10-Q/A should be read in conjunction with the Company’s periodic filings made with the SEC subsequent to the filing date of the Original Form 10-Q, including any amendments to those filings, as well as any Current Reports, filed on Form 8-K subsequent to the date of the Original Form 10-Q. In addition, in accordance with applicable rules and regulations promulgated by the SEC, the Company’s Chief Executive and Financial Officer are providing currently dated certifications in connection with this Form 10-Q/A. The certifications are filed as Exhibits 31.2 and 32.2. Because this Form 10-Q/A sets forth the Original Form 10-Q in its entirety, it includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Form 10-Q. Other than the revision of the disclosures as discussed above, this Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date except for Note 13. Deconsolidation of Metaflyer, and  Note 15. Subsequent Events contained in the financial statements. This includes forward-looking statements and all other sections of this Form 10-Q/A that were not directly impacted by this amendment, which should be read in their historical context.

PART 1 – FINANCIAL INFORMATION
Item 1.	Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of I-ON Digital Corp. and subsidiaries (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

I-ON Digital Corp. and Subsidiaries

I-ON Digital Corp. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2022 (RESTATED)	December 31, 2021

ASSETS

Current assets:
Cash and cash equivalents	$1,887,518	$3,705,945
Restricted cash	1,469,565	1,602,699
Short-term financial instruments	679,867	716,154
Short-term loan receivable	259,638	126,529
Accounts receivables, net of allowance for doubtful accounts $873,624 and $645,335, respectively	5,625,375	5,299,951
Deferred tax assets - current	376,179	410,259
Prepaid expenses and other current assets	726,034	579,173
Total current assets	11,024,176	12,440,710

Non-current assets:
Investments	236,568	93,168
Property and equipment, net	109,690	105,445
Intangible assets, net	378,481	438,781
Deposits	738,468	737,909
Deferred tax assets - non current	541,386	590,433
Total non-current assets	2,004,593	1,965,736

Total Assets	$13,028,769	$14,406,446

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$536,653	$320,251
Accrued expenses and other	1,974,158	2,546,062
Value added tax payable	15,391	202,857
Income tax payable	27,575	79,106
Short-term loan payable	309,382	337,410
Government grants outstanding for usage of future projects	263,942	30,431
Total current liabilities	3,127,101	3,516,117

Total liabilities	3,127,101	3,516,117

Commitments and contingencies

Stockholders’ Equity
Common stock - $0.0001 par value; authorized 100,000,000 shares; 35,030,339 shares issued and outstanding at June 30, 2022 and December 31, 2021	3,503	3,503
Treasury stock	(709,478)	(709,478)
Additional paid-in-capital	3,713,370	3,713,370
Accumulated other comprehensive loss	(1,440,069)	(726,500)
Accumulated retained earnings	7,642,736	7,681,661
Total company stockholders’ equity	9,210,062	9,962,556
Preferred stock (I-ON Korea and eformworks) - $0.4380 par value; authorized 2,000,000 shares; 600,742 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,093,569	1,093,569
Non-controlling interests	(401,963)	(165,796)
Total stockholders’ equity	9,901,668	10,890,329

Total Liabilities and Stockholders’ Equity	$13,028,769	$14,406,446

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three-month Period ended June 30,		Six-month Period ended June 30,
	2022 (RESTATED)	2021	2022 (RESTATED)	2021

Net sales	$2,854,670	$4,559,135	$5,320,298	$8,608,659
Cost of goods sold	2,469,356	2,657,096	4,761,882	6,131,649
Gross profit	385,314	1,902,039	558,416	2,477,010

Operating expense:
Research and development	227,571	333,631	427,879	596,256
General and administrative	604,959	518,016	1,279,945	1,077,473
Total operating expense	832,530	851,647	1,707,824	1,673,729

Income (loss) from operations	(447,216)	1,050,392	(1,149,408)	803,281

Other income (expense):
Loss on deconsolidation	(100,772)	-	(100,772)	-
Interest income	18,715	12,126	34,117	23,523
Foreign currency transaction gain (loss)	342	(9,224)	1,937	(22,959)
Miscellaneous income, net	14,564	(8,721)	973,880	11,019
Interest expense	(1,804)	(3,939)	(3,966)	(8,354)
Total other income (expense), net	(68,955)	(9,758)	905,196	3,229

Income (loss) before provision for income taxes, and non-controlling interest	(516,171)	1,040,634	(244,212)	806,510
Provision for (benefit from) income tax	30,880	31,826	30,880	72,583

Net income (loss) before non-controlling interest	(547,051)	1,008,808	(275,092)	733,927
Non-controlling interest loss	(95,652)	391	(236,167)	(498)

Net income (loss)	$(451,399)	$1,008,417	$(38,925)	$734,425

Comprehensive income statement:
Net income (loss)	$(547,051)	$1,008,808	$(275,092)	$733,927
Foreign currency translation loss	(485,578)	11,433	(713,569)	(546,707)
Total comprehensive income (loss)	$(1,032,629)	$1,020,241	$(988,661)	$187,220

Earnings per share – Basic
Net loss before non-controlling interest	$(0.02)	$0.03	$(0.01)	$0.02
Non-controlling interest	$(0.00)	$0.00	$(0.01)	$(0.00)
Earnings per share to stockholders	$(0.02)	$0.03	$(0.00)	$0.02

Earnings per share – Diluted
Net loss before non-controlling interest	$(0.02)	$0.03	$(0.01)	$0.02
Non-controlling interest	$(0.00)	$0.00	$(0.01)	$(0.00)
Earnings per share to stockholders	$(0.02)	$0.03	$(0.00)	$0.02

Weighted average number of common shares outstanding:
Basic	35,030,339	35,030,339	35,030,339	35,030,339
Diluted	35,030,339	35,030,339	35,030,339	35,030,339

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated	Total
			Additional			Other	Company	Non-		Total
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Preferred	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interest	Stock	Equity

Balance at December 31, 2021	35,030,339	$3,503	$3,713,370	$7,681,661	$(709,478)	$(726,500)	$9,962,556	$(165,796)	$1,093,569	$10,890,329

Foreign currency translation	-	-	-	-	-	(227,991)	(227,991)	-	-	(227,991)
Net income(loss)	-	-	-	412,474	-	-	412,474	25,281	-	437,755

Balance at March 31, 2022	35,030,339	$3,503	$3,713,370	$8,094,135	$(709,478)	$(954,491)	$10,147,039	$(140,515)	$1,093,569	$11,100,093

Foreign currency translation (RESTATED)	-	-	-	-	-	(485,578)	(485,578)	-	-	(485,578)
Net income(loss) (RESTATED)	-	-	-	(451,399)	-	-	(451,399)	(261,448)	-	(712,847)

Balance at June 30, 2022 (RESTATED)	35,030,339	$3,503	$3,713,370	$7,642,736	$(709,478)	$(1,440,069)	$9,210,062	$(401,963)	$1,093,569	$9,901,668

						Accumulated	Total
			Additional			Other	Company	Non-		Total
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Preferred	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interest	Stock	Equity

Balance at December 31, 2020	35,030,339	$3,503	$3,713,370	$5,517,785	$(709,478)	$289,933	$8,815,113	$5,832	$475,036	$9,295,981

Foreign currency translation	-	-	-	-	-	(558,140)	(558,140)	-	-	(558,140)
Net income(loss)	-	-	-	(273,992)	-	-	(273,992)	(889)	-	(274,881)

Balance at March 31, 2021	35,030,339	$3,503	$3,713,370	$5,243,793	$(709,478)	$(268,207)	$7,982,981	$4,943	$475,036	$8,462,960

Foreign currency translation	-	-	-	-	-	11,433	11,433	-	-	11,433
Net income(loss)	-	-	-	1,008,417	-	-	1,008,417	391	-	1,008,808

Balance at June 30, 2021	35,030,339	$3,503	$3,713,370	$6,252,210	$(709,478)	$(256,774)	$9,002,831	$5,334	$475,036	$9,483,201

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months ended June 30,	2022 (RESTATED)	2021

Cash flows from operating activities:
Net income (loss)	$(38,925)	$734,425
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-controlling interest	(236,167)	(498)
Depreciation - fixed assets	26,122	35,923
Amortization of intangible assets	36,886	15,752
Foreign currency transaction gain (loss)	1,937	(22,959)
Loss on deconsolidation	100,772	-

Changes in operating assets and liabilities:
Account receivable, net	(712,964)	(692,439)
Prepaid expenses and other current assets	(210,119)	(591,635)
Deposit	(64,865)	(251,966)
Deferred taxes	-	349,108
Account payable	164,864	(95,727)
Accrued expenses and other	(372,266)	(172,896)
Value added tax payable	(178,912)	(46,053)
Income tax payable	(47,146)	(30,826)
Net cash used in operating activities	(1,530,783)	(769,791)

Cash flows from investing activities:
Purchase of short-term investments	(24,332)	(16,104)
Purchase of investments	(148,002)	-
Purchases of property and equipment	(39,759)	(27,010)
Purchases of intangible assets	(11,875)	(3,607)
Loan provided under short-term loan receivables	(150,605)	-
Net cash used in investing activities	(374,573)	(46,721)

Cash flows from financing activities:
Principal payments on long-term debt	-	(156,549)
Net proceeds of government grants	247,517	232,039
Net cash provided by financing activities	247,517	75,490

Effect of foreign currency translation on cash and cash equivalents	(293,722)	(395,426)

Net decrease in cash and cash equivalents	(1,951,561)	(1,136,448)

Cash and cash equivalents including restricted cash, beginning of period	5,308,644	6,272,652

Cash and cash equivalents including restricted cash, end of period	$3,357,083	$5,131,204

Supplemental disclosure of cash flow information:
Interest paid	$3,966	$8,354
Taxes paid	$14,006	$15,947

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Organization and Operations

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

On June 28, 2022, the board of directors of the Company’s wholly-owned subsidiary I-ON Communications, Ltd. (“Communications”) approved to form a new subsidiary named EIPGRID, which provides the community energy service platforms. Hence Communications will contribute approximately $773,000 to EIPGRID to subscribe for its founders’ shares, and has considered a subsidiary to consolidate.

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

The Company generates revenues from two geographic areas, consisting of Korea and Japan. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements:

	June 30, 2022 (RESTATED)	December 31, 2021
Korea
Current assets	$10,551,277	$11,837,539
Non-current assets	2,004,368	1,965,469
Current liabilities	3,127,101	3,130,606

Japan
Current assets	$472,899	$603,171
Non-current assets	225	267
Current liabilities	320,046	385,511

	Six-months Period Ended June 30,		Three-months Period Ended June 30,
	2022	2021	2022	2021
Korea
Net Sales	$4,744,892	$7,901,637	$2,527,454	$4,211,656

Japan
Net Sales	$575,406	$707,022	$327,216	$347,479

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

	Level 1	Level 2	Level 3 (RESTATED)

Available-for-sale securities	$-	$-	$236,568
Common stock purchase warrant	-	-	-
Equity purchase put option	-	-	-
Fair value, at June 30, 2022	$-	$-	$236,568

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

The following table summarize the Company’s investment securities:

Available-for-sale securities	Percentage of Ownership	June 30, 2022 (RESTATED)	December 31, 2021
4Grit	2.50%	$38,676	$42,180
E-channel	0.07%	$36,581	$39,895
KSFC	0.00%	$10,172	$11,093
MetaFlyer	40.00%	$151,139	-
Total investment securities		$236,568	$93,168

On March 1, 2022, the Company’s wholly-owned subsidiary I-ON Communications, Ltd. (“Communications”) contributed approximately $165,000 to Metaflyer Co. Ltd.(“Metaflyer”), and owned 66.67% of the outstanding capital stock of Metaflyer. Having more investors to Metaflyer, Communications’ ownership to Metaflyer has decreased to 40% as of May 19, 2022, and Communications deconsolidated Metaflyer. After the deconsolidation, Communications uses equity method on the investment to Metaflyer by ASC 323-10-15 Equity Method and Joint Venture.

NOTE 4:	Property and Equipment

Property and equipment consist of the following:

	June 30, 2022	December 31, 2021

Facilities	$166,141	$181,193
Vehicles	29,017	39,055
Equipment	1,598,878	1,694,969
Government grants	(26,826)	(39,752)
Total property and equipment	1,767,211	1,875,465
Less: accumulated depreciation	(1,657,521)	(1,770,020)
Property and equipment, net	$109,690	$105,445

Depreciation expense for three months ended June 30, 2022 and 2021 was $27,077 and $9,460, respectively, and for six months ended June 30, 2022 and 2021 was $26,122 and $35,923, respectively.

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

Amortization expense for three months ended June 30, 2022 and 2021 was $18,079 and $7,817, respectively, and for the six months ended June 30, 2022 and 2021, was $36,886 and $15,752, respectively.

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

Operating Leases

The Company leases its office under non-cancelable operating leases that expire on dates through December 2022. The lease is automatically extended upon agreement of both parties. The Company’s lease is a short term lease, which has initial term of 12 months or less and does not include a purchase option, it is not capitalized, and exempted from Leases (Topic 842). Rent expense for all operating leases for the three months ended June 30, 2022 and 2021 was $33,274 and $37,452, respectively, and for the six months ended June 30, 2022 and 2021 was $68,130 and $75,152, respectively.

NOTE 9:	Related Party Transactions

The Company receives loan guarantees from the chief executive officer with regards to its long-term borrowing, and the Company’s restricted cash is provided as collateral to the Company’s chief executive officer’s loans.

The Company signed the contract with its investee, Metaflyer, to provide SaaS version. The project term is from March 2, 2022 to June 30, 2022, and the contract fee is approximately $154,000. The Company received prepaid expense of $77,000 from Metaflyer on March 25, 2022, and the remaining balance will be received after the project is completed.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three-months Period Ended June 30,		Six-months Period Ended June 30,
Periods Ended	2022 (RESTATED)	2021	2022 (RESTATED)	2021

Net income (loss) before non-controlling interest	$(547,051)	$1,008,808	$(275,092)	$733,927
Non-controlling interest	(95,652)	391	(236,167)	(498)
Net income (loss)	(451,399)	1,008,417	(38,925)	734,425

Weighted-average shares of common stock outstanding:
Basic	35,030,339	35,030,339	35,030,339	35,030,339
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-	-	-
Dilutive shares	35,030,339	35,030,339	35,030,339	35,030,339

Earnings per share - Basic
Net income (loss) before non-controlling interest	$(0.02)	$0.03	$(0.01)	$0.02
Non-controlling interest	$(0.00)	$0.00	$(0.01)	$(0.00)
Earnings per share to stockholders	$(0.02)	$0.03	$(0.00)	$0.02

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$(0.02)	$0.03	$(0.01)	$0.02
Non-controlling interest	$(0.00)	$0.00	$(0.01)	$(0.00)
Earnings per share to stockholders	$(0.02)	$0.03	$(0.00)	$0.02

No non-vested share awards or non-vested share unit awards were antidilutive for the six months ended June 30, 2022 and 2021.

NOTE 11:	Non-Controlling Interest-Issuance of Preferred Stock by Subsidiaries

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

NOTE 13:	Deconsolidation of Metaflyer

On March 1, 2022, the Company’s wholly-owned subsidiary I-ON Communications, Ltd. (“Communications”) contributed approximately $165,000 to Metaflyer, and owned 66.7% of the outstanding capital stock of Metaflyer. Subsequently, Metaflyer added more investors and Communications’ ownership percentage of Metaflyer decreased from 66.7% to 40.0% as of May 19, 2022. The amounts of assets, liabilities and non-controlling interest attributable to Metaflyer were deconsolidated on May 19, 2022 in accordance with FASB ASC 810, Consolidation. As a result of the deconsolidation, the Company recognized a loss on deconsolidation of $100,772 and the amount is separately presented on the condensed consolidated statements of operations. The loss on deconsolidation represents the difference between the fair value of retained equity method investment of $151,140 and $251,912 of the Communications’ investment percentage of carrying amount of Metaflyer’s net assets as of May 19, 2022. The Company follows FASB ASC Topic 820, Fair Value Measurements, to measure the fair value of retained equity method investment to Metaflyer. Under FASB ASC 820, a financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Financial instruments on Metaflyer include cash and cash equivalents and prepaid expenses as of the fair value measurement date and the carrying values of these financial instruments approximate their fair value due to their short maturities.

Upon the deconsolidation, the Company elected to apply the equity method on the investment to Metaflyer by retaining significant influence over Metaflyer in accordance with FASB ASC 323-10-15, Equity Method and Joint Venture. The Company will not participate in Metaflyer’s operations or management upon the deconsolidation; however, we concluded that Metaflyer is still a related party to the Company considering the CEO of Metaflyer is a board member of the Company.

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14:	Restatement

On May 19, 2022, the Company deconsolidated one of its subsidiaries, Metaflyer, but has not recognized gain/loss on deconsolidation. The Company has re-evaluated the gain/loss on deconsolidation and determined that the Company incorrectly described as being issued.

The following tables present the effects of the restatement on the accompanying consolidated financial statements at June 30, 2022:

Condensed Consolidated Balance Sheet

As of June 30, 2022	As Previously Reported	Restated

Non-Current Assets:
Investment	$240,120	$236,568
Total non current assets	2,008,145	2,004,593
Total Assets	$13,032,321	$13,028,769

Stockholders' Equity:
Accumulated other comprehensive loss	(1,712,396)	(1,440,069)
Accumulated retained earnings	7,752,819	7,642,736
Total company stockholders' equity	9,047,818	9,210,062
Non-controlling interests	(236,167)	(401,963)
Total stockholders' equity	9,905,220	9,901,668

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three-month Period ended June 30, 2022		Six-month Period ended June 30, 2022
	As Previously Reported	Restated	As Previously Reported	Restated

Other income (expense)
Loss on deconsolidation	$-	$(100,772)	$-	$(100,772)
Total other income (expense), net	31,814	(68,955)	1,005,965	905,196
Income (loss) before provision for income taxes, and non-controlling interest	(406,088)	(516,171)	(134,129)	(244,212)
Net income (loss) before non-controlling interest	(436,968)	(547,051)	(165,009)	(275,092)
Net income (loss)	$(341,316)	$(451,399)	$71,158	$(38,925)

Comprehensive income statement:
Net income (loss)	$(436,968)	$(547,051)	$(165,009)	$(275,092)
Foreign currency translation loss	(757,905)	(485,578)	(985,896)	(713,569)
Total comprehensive income (loss)	$(1,194,873)	$(1,032,629)	$(1,150,905)	$(988,661)

Earnings per share - Basic
Net income (loss) before non-controlling interest	$(0.01)	$(0.02)	$(0.01)	$(0.01)
Non-controlling interest	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Earnings per share to stockholders	$(0.01)	$(0.02)	$(0.01)	$(0.00)

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$(0.01)	$(0.02)	$(0.01)	$(0.01)
Non-controlling interest	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Earnings per share to stockholders	$(0.01)	$(0.02)	$(0.01)	$(0.00)

Condensed Consolidated Statement of Cash Flows

Six Months ended June 30, 2022	As Previously Reported	Restated

Cash flows from operating activities:
Net income (loss)	$71,158	$(38,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on deconsolidation	-	100,772
Net cash used in operating activities	(1,521,472)	(1,530,783)

Cash flows from investing activities:
Purchase of investments	(162,214)	(148,002)
Net cash used in operating activities	(388,785)	(374,573)

Effect of foreign currency translation on cash and cash equivalents	(288,821)	(293,722)

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15:	Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are available to be issued. Any material events that occur between the balance sheet date and the date that the financial statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as disclosed below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

1.          Securities Purchase Agreement

On September 28, 2022, I-On Digital Corp. (the “Company,” “we,” “us” or “our”) entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with I-ON Acquisition Corp., a Florida corporation (“IAC”). Pursuant to the terms of the Purchase Agreement, IAC acquired 3,000 shares of a newly created Series A Convertible Preferred Stock, par value $0.0001 per share  (the “Series A Preferred”) for proceeds in the amount of $250,000 (the “Subscription Amount”) in the form of a promissory note (the “Note”) which is secured by the pledge of the Series A Shares, the Series B Shares (as defined herein) and other assets of IAC in a Stock Pledge and Escrow Agreement (the “Pledge Agreement”).  Each Series A Preferred Share is convertible into Ten Thousand (10,000) shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock” and is entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate of One Hundred (100) votes per share of Series A Preferred.

Also on September 28, 2022, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with certain Purchasers (the “Purchasers”) pursuant to which the Purchasers agreed to purchase 6,000 shares of a newly created Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred”), in exchange for the Purchasers’ rights and title to certain assets of the Purchasers described in the Contribution Agreement. Each Series B Preferred Share is convertible into One Thousand (1,000) shares of Common Stock and entitled to vote on matters as to which holders of the Common stock shall be entitled to vote at a rate of One Thousand (1,000) votes per Series B Preferred Share.

Following the consummation of the transactions set forth in the Purchase Agreement and the Contribution Agreement, and the spin-off of the Company’s operating subsidiary, I-On Communications Co., Ltd. (“Communications”), as descried further herein, the Company adopted the operations of IAC of providing funding and complimentary services, including hashing power, to mine bitcoin.

The Company’s officers and directors will not resign, and IAC’s management will not be appointed until the Note is paid in full.

2.          Spin-Off of I-On Communications Co., Ltd.

On September 29, 2022, the Company effectuated an Equity Transfer Agreement (the “Spin-Off Agreement”) among the Company, Communications and JFJ Digital Corp., a Delaware corporation (“JFJ”), whereby all of the outstanding equity of Communications was transferred to JFJ in exchange for the return of 15,306,119 shares of the Company’s Common Stock held by Jae Cheol Oh and HongRae Kim, the Company’s principal executive officer and members of the Board of Directors (the “Spin-Off”).  Pursuant to the Spin-Off Agreement, in addition to acquiring all of the outstanding capital stock of Communications, JFJ will assume all responsibilities for any debts, obligations and liabilities of Communications and acquire all rights to any assets of Communications, including, but not limited to, the Subscription Amount.

As a result of the Spin-Off, Communications ceased being a subsidiary of the Company.

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

Results of Operations

Comparison of results of operations for the three months ended June 30, 2022 as Compared to the three months ended June 30, 2021

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Three months ended June 30,				Change
	2022 (RESTATED)		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$2,854,670	100.0%	$4,559,135	100.0%	$(1,704,465)	-37.4%
Cost of goods sold	2,469,356	86.5%	2,657,096	58.3%	(187,740)	-7.1%
Gross profit	385,314	13.5%	1,902,039	41.7%	(1,516,725)	-79.7%

Operating expense:
Research and development	227,571	8.0%	333,631	7.3%	(106,060)	-31.8%
General and administrative	604,959	21.2%	518,016	11.4%	86,943	6.8%
Total operating expense	823,530	29.2%	851,647	18.7%	(19,117)	-2.2%

Gain (loss) from operations	(447,216)	-15.7%	1,050,392	23.0%	(1,497,608)	-142.6%

Other income (expense):
Loss on deconsolidation	(100,772)	-3.5%	-	0.0%	(100,772)	n/a
Interest income	18,712	0.7%	12,126	0.3%	6,586	54.3%
Foreign currency transaction gain (loss)	342	0.0%	(9,224)	-0.2%	9,566	-103.7%
Miscellaneous income, net	14,564	0.5%	(8,721)	-0.2%	23,285	-267.0%
Interest expense	(1,804)	-0.1%	(3,939)	-0.1%	2,135	-54.2%
Total other income (expense), net	(68,955)	-2.4%	(9,758)	-0.2%	59,197	606.7%

Income (loss) before provision for income taxes, and non-controlling interest	(516,171)	-18.1%	1,040,634	22.8%	(1,556,805)	-149.6%
Provision for (benefit from) income tax	30,880	1.1%	31,826	0.7%	(946)	-3.0%

Net income (loss) before non-controlling interest	(547,051)	-19.2%	1,008,808	22.1%	(1,555,859)	-154.2%
Non-controlling interest income (loss)	(95,652)	-3.4%	391	0.0%	(96,043)	-24,563.4%

Net income (loss)	$(451,399)	-15.8%	$1,008,417	22.1%	$(1,459,816)	-144.8%

Comprehensive income statement:
Net income	(547,051)	-19.2%	1,008,808	22.1%	(1,555,859)	-154.2%
Foreign currency translation gain (loss)	(485,578)	-17.0%	11,433	0.3%	(497,011)	-4,347.2%
Total comprehensive income (loss)	$(1,032,629)	-36.2%	$1,020,241	22.4%	(2,052,870)	-201.2%

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

General and Administrative

General and administrative expenses increased by $86,943 or 16.8%, to $604,959 for the three months ended June 30, 2022 from $518,016 for the three months ended June 30, 2021.  The expenses have been continuously increased mainly due to an increase in salary.

Other Income (Expense)

The increase in other income was primarily due to the $941,118 received from SK E&S for small businesses’ research & development projects. The increase in loss on deconsolidation was primarily due to deconsolidation of Metaflyer

Provision for Income Tax

Change in tax provision was not material.

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $485,578 for the three months ended June 30, 2022 compared to gain of $11,433 for the three months ended June 30, 2021.  The change of $497,011 was due to devaluation of Korean Won compared to US dollar in three months ended June 30, 2022 compared to June 30, 2021.  The average exchange rate for the three months ended June 30, 2022 and 2021 was KRW 1,259.76 and KRW 1,121.16, respectively.

Comparison of results of operations for the six months ended June 30, 2022 as Compared to the six months ended June 30, 2021

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Six Months ended June 30,
	2022 (RESTATED)		2021		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$5,320,298	100.0%	$8,608,659	100.0%	$(3,288,361)	-38.2%
Cost of goods sold	4,761,882	89.5%	6,131,649	71.2%	(1,369,767)	-22.3%
Gross profit	558,416	10.5%	2,477,010	28.8%	(1,918,594)	-77.5%

Operating expense:
Research and development	427,879	8.0%	596,256	6.9%	(168,377)	-28.2%
General and administrative	1,279,945	24.1%	1,077,473	12.5%	202,472	18.8%
Total operating expense	1,707,824	32.1%	1,673,729	19.4%	34,095	2.0%

Gain (loss) from operations	(1,149,408)	-21.6%	803,281	9.3%	(1,952,689)	-243.1%

Other income (expense):
Loss on deconsolidation	(100,772)	-1.9%	-	0.0%	(100,772)	n/a
Interest income	34,117	0.6%	23,523	0.3%	10,594	45.0%
Foreign currency transaction gain (loss)	1,937	0.0%	(22,959)	-0.3%	24,896	-108.4%
Miscellaneous income, net	973,880	18.3%	11,019	0.1%	962,861	8,738.2%
Interest expense	(3,966)	-0.1%	(8,354)	-0.1%	4,388	-52.5%
Total other income (expense), net	905,196	17.0%	3,229	0.0%	901,967	27,933.3%

Income (loss) before provision for income taxes, and non-controlling interest	(244,212)	-4.6%	806,510	9.4%	(1,050,722)	-130.3%
Provision for (benefit from) income tax	30,880	0.6%	72,583	0.8%	(41,703)	-57.5%

Net income (loss) before non-controlling interest	(275,092)	-5.2%	733,927	8.5%	(1,009,019)	-137.5%
Non-controlling interest income (loss)	(236,167)	-4.4%	(498)	0.0%	(235,669)	47,323.1%

Net income (loss)	$(38,925)	-0.7%	$734,425	8.5%	$(773,350)	-105.3%

Comprehensive income statement:
Net income	(275,092)	-5.2%	733,927	8.5%	(1,009,019)	-137.5%
Foreign currency translation gain (loss)	(713,569)	-13.4%	(546,707)	-6.4%	(166,862)	30.5%
Total comprehensive income (loss)	$(988,661)	-18.6%	$187,220	2.2%	$(1,175,881)	-628.1%

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

General and Administrative

General and administrative expenses increased by $202,472 or 18.8%, to $1,279,945 for the six months ended June 30, 2022 from $1,077,473 for the six months ended June 30, 2021.  The expenses have been continuously increased mainly due to an increase in salary.

Other Income (Expense)

The increase in other income was primarily due to the $941,118 received from SK E&S for small businesses’ research & development projects.  The increase in loss on deconsolidation was primarily due to deconsolidation of Metaflyer.

Provision for Income Tax

Change in tax provision was not material.

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $713,569 for the six months ended June 30, 2022 compared to loss of $546,707 for the six months ended June 30, 2021.  The change of $166,862 was due to devaluation of Korean Won compared to US dollar in six months ended June 30, 2022 compared to June 30, 2021.  The average exchange rate for the six months ended June 30, 2022 and 2021 was KRW 1,232.94 and KRW 1,117.73, respectively.

Liquidity and Capital Resources

At June 30, 2022, the Company had cash and cash equivalents of $3,357,083. We estimate that we will require up to $3,000,000 of capital for the next twelve months of operations. We estimate that our expenses will be comprised primarily of general expenses including particularly marketing, research and development costs, overhead, legal and accounting fees.

	Six Months Ended June 30,		Changes
	2022 (RESTATED)	2021	Amount	%
Net cash used in operating activities	(1,530,783)	(769,791)	(760,992)	98.9%
Net cash used in investing activities	(374,573)	(46,721)	(327,852)	701.7%
Net cash provided by financing activities	247,517	75,490	172,027	227.9%
Effect of foreign currency translation on cash and cash equivalents	(293,722)	(395,426)	101,704	-25.7%
Net decrease in cash and cash equivalents	(1,951,561)	(1,136,448)	(815,113)	71.7%

Operating Activities

Cash used in operating activities for the six months ended June 30, 2022 was $1,530,783, compared to $769,791 for the six months ended June 30, 2021, an increase of $760,992, or approximately 98.9%. The increase in cash used in operating activities was primarily due to decrease in deferred taxes and increase in non-controlling interest loss.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2022 was $374,573, compared to $46,721 for the six months ended June 30, 2021, an increase of $327,0852 or approximately 701.7%.  The increase in cash used in investing activities was mainly due to purchase of investments and loan provided under short-term loan receivables.

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

Item 2.	Unregistered Sales of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

31.2**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed or furnished, as applicable, with the Original Form 10-Q on August 22, 2022.

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 6, 2022	I-ON Digital Corp I-ON COMMUNICATIONS CORP.

	By:	/s/ Jae Cheol Oh
Jae Cheol Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)

	By:	/s/ Jae Cheol Oh
Jae Cheol Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)