Form 10-Q
period 2022-09-30
I-ON Digital Corp.
filed 2023-01-13
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IONI	OTC Markets

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of January 10, 2023
Common Stock, $0.0001 par value per share	19,724,220 shares

PART 1 – FINANCIAL INFORMATION
Item 1.	Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of I-ON Digital Corp. and subsidiaries (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

I-ON Digital Corp. and Subsidiaries

I-ON Digital Corp. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021

ASSETS

Current assets:
Cash and cash equivalents	$-	$-
Restricted cash	-	-
Short-term financial instruments	-	-
Short-term loan receivable	-	-
Accounts receivables, net of allowance for doubtful accounts $0 and $645,335, respectively	-	-
Deferred tax assets - current	-	-
Prepaid expenses and other current assets	-	-
Current assets of discontinued operations	-	12,440,710
Total current assets	-	12,440,710

Non-current assets:
Investments	-	-
Property and equipment, net	-	-
Intangible assets, net	-	-
Deposits	-	-
Deferred tax assets - non current	-	-
Non-current assets of discontinued operations	-	1,965,736
Total non-current assets	-	1,965,736

Total Assets	$-	$14,406,446

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$-
Accrued expenses and other	-	-
Value added tax payable	-	-
Income tax payable	-	-
Short-term loan payable	-	-
Government grants outstanding for usage of future projects	-	-
Current liabilities of discontinued operations	-	3,516,117
Total current liabilities	-	3,516,117

Total liabilities	-	3,516,117

Commitments and contingencies

Stockholders’ Equity
Common stock - $0.0001 par value; authorized 100,000,000 shares; 19,724,220 shares and 35,030,339 issued and outstanding at September 30, 2022 and December 31, 2021	1,972	3,503
Treasury stock	-	(709,478)
Additional paid-in-capital	2,689,391	3,713,370
Accumulated other comprehensive loss	(2,417,920)	(726,500)
Accumulated retained earnings	(273,443)	7,681,661
Total company stockholders’ equity	-	9,962,556
Preferred stock (I-ON Korea and eformworks) - $0.4380 par value; authorized 2,000,000 shares; zero share issued and outstanding at September 30, 2022 and 600,742 shares issued and outstanding at December 31, 2021	-	1,093,569
Non-controlling interests	-	(165,796)
Total stockholders’ equity	-	10,890,329

Total Liabilities and Stockholders’ Equity	$-	$14,406,446

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three-month Period ended September 30,		Nine-month Period ended September 30,
	2022	2021	2022	2021

Net sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expense	-	-	-	-

Income (loss) from operations	-	-	-	-

Other income (expense)	-	-	-	-

Income (loss) before provision for income taxes	-	-	-	-
Provision for (benefit from) income tax	-	-	-	-

Net income (loss) from continuing operations	-	-	-	-
Net income (loss) from discontinued operations	(43,079)	982,009	(217,399)	1,715,936

Net income (loss)	$(43,079)	$982,009	$(217,399)	$1,715,936

Comprehensive income statement:
Net income (loss)	$(43,079)	$982,009	$(217,399)	$1,715,936
Foreign currency translation loss	(977,851)	(468,727)	(1,691,420)	(1,015,434)
Total comprehensive income (loss)	$(1,020,930)	$513,282	$(1,908,819)	$700,502

Basic earnings per share from continuing operations
Net loss before non-controlling interest	$0.00	$0.00	$0.00	$0.00
Non-controlling interest	$0.00	$0.00	$0.00	$0.00
Earnings per share to stockholders	$0.00	$0.00	$0.00	$0.00

Diluted earnings per share from continuing operations
Net loss before non-controlling interest	$0.00	$0.00	$0.00	$0.00
Non-controlling interest	$0.00	$0.00	$0.00	$0.00
Earnings per share to stockholders	$0.00	$0.00	$0.00	$0.00

Basic earnings per share from discontinued operations
Net loss before non-controlling interest	$0.00	$0.03	$(0.01)	$0.05
Non-controlling interest	$0.00	$0.00	$(0.01)	$0.00
Earnings per share to stockholders	$0.00	$0.03	$0.00	$0.05

Diluted earnings per share from discontinued operations
Net loss before non-controlling interest	$0.00	$0.03	$(0.01)	$0.05
Non-controlling interest	$0.00	$0.00	$(0.01)	$0.00
Earnings per share to stockholders	$0.00	$0.03	$0.00	$0.05

Weighted average number of common shares outstanding:
Basic	19,724,220	35,030,339	19,724,220	35,030,339
Diluted	19,724,220	35,030,339	19,724,220	35,030,339

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated	Total
			Additional			Other	Company	Non-		Total
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Preferred	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interest	Stock	Equity

Balance at December 31, 2021	35,030,339	$3,503	$3,713,370	$7,681,661	$(709,478)	$(726,500)	$9,962,556	$(165,796)	$1,093,569	$10,890,329

Foreign currency translation	-	-	-	-	-	(227,991)	(227,991)	-	-	(227,991)
Net income (loss)	-	-	-	412,474	-	-	412,474	25,281	-	437,755

Balance at March 31, 2022	35,030,339	$3,503	$3,713,370	$8,094,135	$(709,478)	$(954,491)	$10,147,039	$(140,515)	$1,093,569	$11,100,093

Foreign currency translation	-	-	-	-	-	(485,578)	(485,578)	-	-	(485,578)
Net income (loss)	-	-	-	(451,399)	-	-	(451,399)	(261,448)	-	(712,847)

Balance at June 30, 2022	35,030,339	$3,503	$3,713,370	$7,642,736	$(709,478)	$(1,440,069)	$9,210,062	$(401,963)	$1,093,569	$9,901,668

Cancellation of common stock in connection with equity purchase agreement	(15,306,119)	(1,531)	-	-	-	-	(1,531)	-	-	(1,531)
Adjustments from deconsolidation	-	-	(1,023,979)	(7,910,040)	709,478	-	(8,224,542)	438,904	(1,093,569)	(8,879,207)
Foreign currency translation	-	-	-	-	-	(977,851)	(977,851)	-	-	(977,851)
Net income (loss)	-	-	-	(6,138)	-	-	(6,138)	(36,941)	-	(43,079)

Balance at September 30, 2022	19,724,220	$1,972	$2,689,391	$(273,443)	$-	$(2,417,920)	$-	$-	$-	$-

						Accumulated	Total
			Additional			Other	Company	Non-		Total
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders'	Controlling	Preferred	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interest	Stock	Equity

Balance at December 31, 2020	35,030,339	$3,503	$3,713,370	$5,517,785	$(709,478)	$289,933	$8,815,113	$5,832	$475,036	$9,295,981

Foreign currency translation	-	-	-	-	-	(558,140)	(558,140)	-	-	(558,140)
Net income (loss)	-	-	-	(273,992)	-	-	(273,992)	(889)	-	(274,881)

Balance at March 31, 2021	35,030,339	$3,503	$3,713,370	$5,243,793	$(709,478)	$(268,207)	$7,982,981	$4,943	$475,036	$8,462,960

Foreign currency translation	-	-	-	-	-	11,433	11,433	-	-	11,433
Net income (loss)	-	-	-	1,008,417	-	-	1,008,417	391	-	1,008,808

Balance at June 30, 2021	35,030,339	$3,503	$3,713,370	$6,252,210	$(709,478)	$(256,774)	$9,002,831	$5,334	$475,036	$9,483,201

Foreign currency translation	-	-	-	-	-	(468,727)	(468,727)	-	-	(468,727)
Net income (loss)	-	-	-	981,920	-	-	981,920	89	-	982,009

Balance at September 30, 2021	35,030,339	$3,503	$3,713,370	$7,234,130	$(709,478)	$(725,501)	$9,516,024	$5,423	$475,036	$9,996,483

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months ended September 30,	2022	2021

Cash flows from operating activities:
Net income (loss)	$(217,399)	$1,715,936
Less: Net income (loss) from discontinued operations	(217,399)	1,715,936
Net income (loss) from continuing operations	-	-
Net cash used in operating activities from continuing operations	-	-
Net cash used in operating activities from discontinued operations	(729,207)	(1,053,228)
Total net cash used in operating activities	(729,207)	(1,053,228)

Cash flows from investing activities:
Net cash used in investing activities from continuing operations	-	-
Net cash used in investing activities from discontinued operations	(3,915,775)	(48,523)
Total net cash used in investing activities	(3,915,775)	(48,523)

Cash flows from financing activities:
Net cash provided by (used in) financing activities from continuing operations	-	-
Net cash provided by (used in) financing activities from discontinued operations	57,616	(297,463)
Total net cash used in financing activities	57,616	(297,463)

Effect of foreign currency translation on cash and cash equivalents	(721,278)	(626,102)

Net decrease in cash and cash equivalents	(5,308,644)	(2,025,316)

Cash and cash equivalents including restricted cash, beginning of period	5,308,644	6,267,652

Cash and cash equivalents including restricted cash, end of period	$-	$4,242,336

Supplemental disclosure of cash flow information:
Continuing operations:
Interest paid	$-	$-
Taxes paid	$-	$-

Discontinued operations:
Interest paid	$6,218	$10,866
Taxes paid	$13,667	$15,760

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Organization and Operations

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

On or about August 1, 2021, the Company’s wholly-owned subsidiary I-ON Communications, Ltd. (“Communications”) formed a new subsidiary named eformworks Co., Ltd. (“e.Form”) into which Communications moved its electronic signature operations. Communications contributed approximately $253,000 on August 1, 2021 and $77,000 on September 30, 2022 to e.Form to subscribe for its founders shares and owns 59.82% of the outstanding capital stock of e.Form.

On June 28, 2022, the board of directors of the Company’s wholly-owned subsidiary I-ON Communications, Ltd. (“Communications”) approved to form a new subsidiary named EIPGRID, which provides the community energy service platforms. Hence Communications will contribute approximately $773,000 to EIPGRID to subscribe for its founders’ shares, and has considered a subsidiary to consolidate.

On September 29, 2022, the Company effectuated an Equity Transfer Agreement (the “Spin-Off Agreement”) among the Company, Communications and JFJ Digital Corp., a Delaware corporation (“JFJ”), whereby all of the outstanding equity of Communications was transferred to JFJ in exchange for the return of 15,306,119 shares of the Company’s Common Stock held by Jae Cheol Oh and Hong Rae Kim, the Company’s principal executive officer and members of the Board of Directors (the “Spin-Off”) .  Pursuant to the Spin-Off Agreement, in addition to acquiring all of the outstanding capital stock of Communications, JFJ will assume all responsibilities for any debts, obligations and liabilities of Communications and acquire all rights to any assets of Communications, including, but not limited to, the Subscription Amount.

As a result of the Spin-Off, Communications ceased being a subsidiary of the Company. Accordingly, the operating results of Communications are reported in net loss from discontinued operations, net of income taxes in the Condensed Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities held prior to the spin-off are reported as Assets and Liabilities of Discontinued Operations on the Condensed Consolidated Balance Sheets. All amounts and disclosures included in the Notes to Condensed Consolidated Financial Statements reflect only the Company's continuing operations unless otherwise noted. For additional information, see Note 3, "Discontinued Operations."

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
Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts, transactions, and profits have been eliminated upon consolidation. The accompanying consolidated financial statements and the notes hereto are reported in US Dollars. The consolidated financial statements were prepared and presented in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.

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

●
I-ON, Ltd (Japanese subsidiary) – The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, are initially recorded using its local currency, Japanese Yen (“JPY”). Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. All differences are reflected in profit or loss.  As of September 30, 2022, and December 31, 2021, the exchange rate was JPY 9.32 and JPY 10.30 per KRW, respectively.  The average exchange rate for the nine months ended September 30, 2022 and 2021 was JPY 9.91 and JPY 10.41 per KRW, respectively.

●
Consolidation – Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date.  The results of operations are translated from KWR to US Dollar at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are dealt with as a component of accumulated other comprehensive income.   As of September 30, 2022, and December 31, 2021, the exchange rate was KRW 1,434.8 and KRW 1,185.50 per US Dollar, respectively.  The average exchange rate for the nine months ended September 30, 2022 and 2021 was KRW 1,268.9 and KRW 1,131.01, respectively.

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

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Advertising

Costs associated with advertising and promotions are expensed as incurred.

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

Recently Issued Accounting Pronouncements

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s Interim Financial Statements.

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3:	Discontinued Operations

On September 29, 2022, the Company effectuated an Equity Transfer Agreement (the “Spin-Off Agreement”) among the Company, Communications and JFJ Digital Corp., a Delaware corporation (“JFJ”), whereby all of the outstanding equity of Communications was transferred to JFJ in exchange for the return of 15,306,119 shares of the Company’s Common Stock held by Jae Cheol Oh and Hong Rae Kim, the Company’s principal executive officer and members of the Board of Directors (the “Spin-Off”) .  Pursuant to the Spin-Off Agreement, in addition to acquiring all of the outstanding capital stock of Communications, JFJ will assume all responsibilities for any debts, obligations and liabilities of Communications and acquire all rights to any assets of Communications.

As a result of the Spin-Off, Communications ceased being a subsidiary of the Company. Accordingly, the operating results of Communications are reported in net income (loss) from discontinued operations, net of income taxes in the Condensed Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities held prior to the spin-off are reported as Assets and Liabilities of Discontinued Operations on the Condensed Consolidated Balance Sheets.

The following table presents the components of discontinued operations in relation to Communications reported in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net Sales	2,258,387	3,616,267	7,578,685	12,224,926
Operating costs and expenses	3,103,957	3,225,490	9,573,663	11,030,868
Income (loss) from operations before other income and income taxes	(845,570)	390,777	(1,994,978)	1,194,058
Other income (loss)	801,613	12,210	1,807,581	15,439
Income (loss) from operations before income taxes	(43,957)	402,987	(187,397)	1,209,497
Income tax	(878)	(579,022)	30,002	(506,439)
Net income from discontinued operations	(43,079)	982,009	(217,399)	1,715,936

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the major classes of assets and liabilities of discontinued operations of Communications reported in the consolidated balance sheets:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$-	$3,705,945
Restricted cash	-	1,602,699
Short-term financial instruments	-	716,154
Short-term loan receivable	-	126,529
Accounts receivables, net of allowance for doubtful accounts $0 and $645,335, respectively	-	5,299,951
Deferred tax assets - current	-	410,259
Prepaid expenses and other current assets	-	579,173
Total current assets of discontinued operations	-	12,440,710

Investments	-	93,168
Property and equipment, net	-	105,445
Intangible assets, net	-	438,781
Deposits	-	737,909
Deferred tax assets – non-current	-	590,433
Total non-current assets of discontinued operations	-	1,965,736

Accounts payable	$-	$320,251
Accrued expenses and other	-	2,546,062
Value added tax payable	-	202,857
Income tax payable	-	79,106
Short-term loan payable	-	337,410
Government grants outstanding for usage of future projects	-	30,431
Total current liabilities of discontinued operations	-	3,516,117

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4:	Earnings Per Share

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of stock options outstanding (using the treasury method).

The following table sets forth the computation of basic and diluted net income per common share:

	Three-months Period Ended September 30,		Nine-months Period Ended September 30,
Periods Ended	2022	2021	2022	2021

Net income (loss)	$(43,079)	$982,009	$(217,399)	$1,715,936
Net income (loss) from continuing operations	-	-	-	-
Net income (loss) from discontinued operations	(43,079)	982,009	(217,399)	1,715,936

Weighted-average shares of common stock outstanding:
Basic	19,724,220	35,030,339	19,724,220	35,030,339
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-	-	-
Dilutive shares	19,724,220	35,030,339	19,724,220	35,030,339

Net income (loss) from continuing operations:
Earnings per share - Basic
Net income (loss) before non-controlling interest	$0.00	$0.00	$0.00	$0.00
Non-controlling interest	$0.00	$0.00	$0.00	$0.00
Earnings per share to stockholders	$0.00	$0.00	$0.00	$0.00

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$0.00	$0.00	$0.00	$0.00
Non-controlling interest	$0.00	$0.00	$0.00	$0.00
Earnings per share to stockholders	$0.00	$0.00	$0.00	$0.00

Net income (loss) from discontinued operations:
Earnings per share - Basic
Net income (loss) before non-controlling interest	$0.00	$0.03	$(0.01)	$0.05
Non-controlling interest	$0.00	$0.00	$(0.01)	$0.00
Earnings per share to stockholders	$0.00	$0.03	$0.00	$0.05

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$0.00	$0.03	$(0.01)	$0.05
Non-controlling interest	$0.00	$0.00	$(0.01)	$0.00
Earnings per share to stockholders	$0.00	$0.03	$0.00	$0.05

No non-vested share awards or non-vested share unit awards were antidilutive for the nine months ended September 30, 2022 and 2021.

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5:	Deconsolidation of Subsidiaries

As of the Spin-off date, which was September 29, 2022, the Company had approximately $12.6 million of total assets and $3.6 million of total liabilities on its consolidated balance sheet. Those assets and liabilities were owned by Communications or Communications’ subsidiaries, such as I-ON, Ltd (Japanese subsidiary), eformworks Co., Ltd. (Korean subsidiary) and EIPGRID (Korean subsidiary). As a result of the Spin-off Agreement, all assets and liabilities will be transferred to JFJ and the Company will remain as a shell company with no operating assets or liabilities in its financial statements.

Mr. Oh and Kim returned their shares of the Company, total 15,306,119 approximately 43% of total outstanding shares, to the Company in exchange for the transfer of all of outstanding equity of Communications to JFJ. Stock price on September 29, 2022 was $0.067; therefore, the fair market value the proceeds will be $1,025,510 which was calculated by multiplying the number of shares transferred to the stock price on September 29, 2022.

In accordance with FASB ASC 805, Business Combinations, the transaction was determined as transfers and exchanges between entities that are under the common control. Accordingly, the difference between the proceeds received by the Company and the book value of the Communications and Communication’s subsidiaries will be recognized as an equity transaction and no gain or loss would be recorded.

NOTE 6:	Subsequent Events

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

Our unaudited interim consolidated financial statements for the nine months ended September 30, 2022 and 2021 and as of September 30, 2022 and December 31, 2021 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2021, as filed in our annual report on Form 10-K.

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

I-ON has invested and continues to spend substantial revenue on research and development.  The Company has over 86 employees as of September 30, 2022, approximately 90% of whom are considered full-time.  Research and development typically comprise of approximately 80 junior, mid to senior level engineers and developers, most of whom are based at the Company’ headquarters located at 15 Teheran-ro 10-gil, Gangnam-gu, Seoul, South Korea, 06234.

On September 29, 2022, the Company effectuated an Equity Transfer Agreement (the “Spin-Off Agreement”) among the Company, Communications and JFJ Digital Corp., a Delaware corporation (“JFJ”), whereby all of the outstanding equity of Communications was transferred to JFJ in exchange for the return of 15,306,119 shares of the Company’s Common Stock held by Jae Cheol Oh and Hong Rae Kim, the Company’s principal executive officer and members of the Board of Directors (the “Spin-Off”) .  Pursuant to the Spin-Off Agreement, in addition to acquiring all of the outstanding capital stock of Communications, JFJ will assume all responsibilities for any debts, obligations and liabilities of Communications and acquire all rights to any assets of Communications, including, but not limited to, the Subscription Amount.

As a result of the Spin-Off, Communications ceased being a subsidiary of the Company. Accordingly, the operating results of Communications are reported in net loss from discontinued operations, net of income taxes in the Condensed Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities held prior to the spin-off are reported as Assets and Liabilities of Discontinued Operations on the Condensed Consolidated Balance Sheets. All amounts and disclosures included in the Notes to Condensed Consolidated Financial Statements reflect only the Company's continuing operations unless otherwise noted.

Results of Operations

Comparison of results of operations for the three months ended September 30, 2022 as Compared to the three months ended September 30, 2021

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Three months ended September 30,
	2022		2021		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$-	-%	$-	-%	$-	-%
Cost of goods sold	-	-%	-	-%	-	-%
Gross profit	-	-%	-	-%	-	-%

Operating expense	-	-%	-	-%	-	-%

Other income (expense)	-	-%	-	-%	-	-%

Income (loss) before provision for income taxes	-	-%	-	-%	-	-%
Provision for (benefit from) income tax	-	-%	-	-%	-	-%

Net income (loss) from continuing operations	-	-%	-	-%	-	-%
Net income (loss) from discontinued operations	(43,079)	N/A %	982,009	N/A %	(1,025,088)	-104.4%

Net income (loss)	$(43,079)	N/A %	$982,009	N/A %	$(1,025,088)	-104.4%

Comprehensive income statement:
Net income (loss)	(43,079)	N/A %	982,009	N/A %	(1,025,088)	-104.4%
Foreign currency translation loss	(977,851)	N/A %	(468,727)	N/A %	(509,124)	108.6%
Total comprehensive income (loss)	$(1,020,930)	N/A %	$513,282	N/A %	(1,534,212)	-298.9%

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $977,851 for the three months ended September 30, 2022 compared to gain of $468,727 for the three months ended September 30, 2021.  The change was due to devaluation of Korean Won compared to US dollar in three months ended September 30, 2022 compared to September 30, 2021.  The average exchange rate for the three months ended September 30, 2022 and 2021 was KRW 1,268.9 and KRW 1,131,01, respectively.

Comparison of results of operations for the nine months ended September 30, 2022 as Compared to the nine months ended September 30, 2021

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Nine months ended September 30,
	2022		2021		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$-	-%	$-	-%	$-	-%
Cost of goods sold	-	-%	-	-%	-	-%
Gross profit	-	-%	-	-%	-	-%

Operating expense	-	-%	-	-%	-	-%

Other income (expense)	-	-%	-	-%	-	-%

Income (loss) before provision for income taxes	-	-%	-	-%	-	-%
Provision for (benefit from) income tax	-	-%	-	-%	-	-%

Net income (loss) from continuing operations	-	-%	-	-%	-	-%
Net income (loss) from discontinued operations	(217,399)	N/A %	1,715,936	N/A %	(1,933,335)	-112.7%

Net income (loss)	$(217,399)	N/A %	$1,715,936	N/A %	$(1,933,335)	-112.7%

Comprehensive income statement:
Net income (loss)	(217,399)	N/A %	1,715,936	N/A %	(1,933,335)	-112.7%
Foreign currency translation loss	(1,691,420)	N/A %	(1,015,434)	N/A %	(675,986)	66.6%
Total comprehensive income (loss)	$(1,908,819)	N/A %	$700,502	N/A %	(2,609,321)	-372.5%

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $1,691,420 for the nine months ended September 30, 2022 compared to loss of $1,015,434 for the nine months ended September 30, 2021.  The change was due to devaluation of Korean Won compared to US dollar in nine months ended September 30, 2022 compared to September 30, 2021.  The average exchange rate for the nine months ended September 30, 2022 and 2021 was KRW 1,268.9 and KRW 1,131.01, respectively.

Liquidity and Capital Resources

As of the Spin-off date, which was September 29, 2022, the Company had approximately $12.6 million of total assets and $3.6 million of total liabilities on its consolidated balance sheet. Those assets and liabilities were owned by Communications or Communications’ subsidiaries, such as I-ON, Ltd (Japanese subsidiary), eformworks Co., Ltd. (Korean subsidiary) and EIPGRID (Korean subsidiary). As a result of the Spin-off Agreement, all assets and liabilities will be transferred to JFJ and the Company will remain as a shell company with no operating assets or liabilities in its financial statements.

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive and Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive and Financial Officer concluded that as of September 30, 2022 our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2022, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

Management is currently evaluating remediation plans for the above control deficiencies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 13, 2023	I-ON Digital Corp I-ON COMMUNICATIONS CORP.

	By:	/s/ Jae Cheol Oh
Jae Cheol Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)

	By:	/s/ Jae Cheol Oh
Jae Cheol Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)