Form 10-Q/A
period 2022-09-30
I-ON Digital Corp.
filed 2023-03-03
CIK 1580490

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IONI	OTC Markets

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of March 03, 2023
Common Stock, $0.0001 par value per share	19,723,870 shares

EXPLANATORY NOTE

I-ON Digital Corp. and subsidiaries (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, originally filed with the SEC on January 13, 2023 (the “Original Form 10-Q”) to correct and restate the financial statements for an error in connection with our presentation and disclosure of the deconsolidation due to the sell-off of a former subsidiary, I-ON Communications, Ltd. (“Communications”).

This Form 10-Q/A should be read in conjunction with the Company’s periodic filings made with the SEC subsequent to the filing date of the Original Form 10-Q, including any amendments to those filings, as well as any Current Reports, filed on Form 8-K subsequent to the date of the Original Form 10-Q. In addition, in accordance with applicable rules and regulations promulgated by the SEC, the Company’s Chief Executive and Financial Officer are providing currently dated certifications in connection with this Form 10-Q/A. The certifications are filed as Exhibits 31.2 and 32.2. Because this Form 10-Q/A sets forth the Original Form 10-Q in its entirety, it includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Form 10-Q. Other than the revision of the disclosures as discussed above, this Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-Q/A that were not directly impacted by this amendment, which should be read in their historical context.

PART 1 – FINANCIAL INFORMATION
Item 1.	Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of I-ON Digital Corp. and subsidiaries (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

I-ON Digital Corp. and Subsidiaries

I-ON Digital Corp. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021

ASSETS

Current assets:
Cash and cash equivalents	$-	$-
Restricted cash	-	-
Short-term financial instruments	-	-
Short-term loan receivable	-	-
Accounts receivables, net of allowance for doubtful accounts $0 and $645,335, respectively	-	-
Deferred tax assets - current	-	-
Prepaid expenses and other current assets	-	-
Current assets of discontinued operations	-	12,440,710
Total current assets	-	12,440,710

Non-current assets:
Investments	-	-
Property and equipment, net	-	-
Intangible assets, net	-	-
Deposits	-	-
Deferred tax assets - non current	-	-
Non-current assets of discontinued operations	-	1,965,736
Total non-current assets	-	1,965,736

Total Assets	$-	$14,406,446

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$-
Accrued expenses and other	-	-
Value added tax payable	-	-
Income tax payable	-	-
Short-term loan payable	-	-
Government grants outstanding for usage of future projects	-	-
Current liabilities of discontinued operations	-	3,516,117
Total current liabilities	-	3,516,117

Total liabilities	-	3,516,117

Commitments and contingencies

Stockholders’ Equity
Common stock - $0.0001 par value; authorized 100,000,000 shares; 19,724,220 shares and 35,030,339 issued and outstanding at September 30, 2022 and December 31, 2021	1,972	3,503
Treasury stock	-	(709,478)
Additional paid-in-capital	2,689,391	3,713,370
Accumulated other comprehensive loss	(2,417,920)	(726,500)
Accumulated retained earnings	(273,443)	7,681,661
Total company stockholders’ equity	-	9,962,556
Preferred stock (I-ON Korea and eformworks) - $0.4380 par value; authorized 2,000,000 shares; zero share issued and outstanding at September 30, 2022 and 600,742 shares issued and outstanding at December 31, 2021	-	1,093,569
Non-controlling interests	-	(165,796)
Total stockholders’ equity	-	10,890,329

Total Liabilities and Stockholders’ Equity	$-	$14,406,446

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three-month Period ended September 30,		Nine-month Period ended September 30,
	2022 (RESTATED)	2021 (RESTATED)	2022 (RESTATED)	2021 (RESTATED)

Net sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expense	-	-	-	-

Income (loss) from operations	-	-	-	-

Other income (expense)	-	-	-	-

Income (loss) from continuing operation	-	-	-	-
Income (loss) before income taxes, loss on equity investment, and non-controlling interest	(43,957)	402,987	(187,397)	1,209,497
Provision for (benefit from) income tax	(878)	(579,022)	30,002	(506,439)
Income (loss) before loss on equity investment and non-controlling interest	(43,079)	982,009	(217,399)	1,715,936
Loss on equity investment	(18,725)	-	(18,725)	-
Income (loss) before non-controlling interest	(61,804)	982,009	(236,124)	1,715,936
Non-controlling interest income (loss)	(36,941)	89	(273,108)	(409)

Net income (loss) attributable to Parent Company from discontinued operations	$(24,863)	$981,920	$36,984	$1,716,345

Comprehensive income statement:
Net income (loss) from discontinued operation	$(61,804)	$982,009	$(236,124)	$1,715,936
Foreign currency translation loss	(977,851)	(468,727)	(1,691,420)	(1,015,434)
Total comprehensive income (loss)	$(1,039,655)	$513,282	$(1,927,544)	$700,502

Basic earnings per share from continuing operations
Net loss before non-controlling interest	$0.00	$0.00	$0.00	$0.00
Non-controlling interest	$0.00	$0.00	$0.00	$0.00
Earnings per share to stockholders	$0.00	$0.00	$0.00	$0.00

Diluted earnings per share from continuing operations
Net loss before non-controlling interest	$0.00	$0.00	$0.00	$0.00
Non-controlling interest	$0.00	$0.00	$0.00	$0.00
Earnings per share to stockholders	$0.00	$0.00	$0.00	$0.00

Basic earnings per share from discontinued operations
Net loss before non-controlling interest	$0.00	$0.03	$(0.01)	$0.05
Non-controlling interest	$0.00	$0.00	$(0.01)	$0.00
Earnings per share to stockholders	$0.00	$0.03	$0.00	$0.05

Diluted earnings per share from discontinued operations
Net loss before non-controlling interest	$0.00	$0.03	$(0.01)	$0.05
Non-controlling interest	$0.00	$0.00	$(0.01)	$0.00
Earnings per share to stockholders	$0.00	$0.03	$0.00	$0.05

Weighted average number of common shares outstanding:
Basic	19,724,220	35,030,339	19,724,220	35,030,339
Diluted	19,724,220	35,030,339	19,724,220	35,030,339

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated	Total
			Additional			Other	Company	Non-		Total
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Preferred	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interest	Stock	Equity

Balance at December 31, 2021	35,030,339	$3,503	$3,713,370	$7,681,661	$(709,478)	$(726,500)	$9,962,556	$(165,796)	$1,093,569	$10,890,329

Foreign currency translation	-	-	-	-	-	(227,991)	(227,991)	-	-	(227,991)
Net income (loss)	-	-	-	412,474	-	-	412,474	25,281	-	437,755

Balance at March 31, 2022	35,030,339	$3,503	$3,713,370	$8,094,135	$(709,478)	$(954,491)	$10,147,039	$(140,515)	$1,093,569	$11,100,093

Foreign currency translation	-	-	-	-	-	(485,578)	(485,578)	-	-	(485,578)
Net income (loss)	-	-	-	(451,399)	-	-	(451,399)	(261,448)	-	(712,847)

Balance at June 30, 2022	35,030,339	$3,503	$3,713,370	$7,642,736	$(709,478)	$(1,440,069)	$9,210,062	$(401,963)	$1,093,569	$9,901,668

Cancellation of common stock in connection with equity purchase agreement (RESTATED)	(15,306,119)	(1,531)	(1,023,979)	-	-	-	(1,025,510)	-	-	(1,025,510)
Adjustments from deconsolidation (RESTATED)	-	-	-	(7,891,316)	709,478	-	(7,181,838)	438,904	(1,093,569)	(7,836,503)
Foreign currency translation	-	-	-	-	-	(977,851)	(977,851)	-	-	(977,851)
Net income (loss) (RESTATED)	-	-	-	(24,863)	-	-	(24,863)	(36,941)	-	(61,804)

Balance at September 30, 2022	19,724,220	$1,972	$2,689,391	$(273,443)	$-	$(2,417,920)	$-	$-	$-	$-

						Accumulated	Total
			Additional			Other	Company	Non-		Total
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Preferred	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interest	Stock	Equity

Balance at December 31, 2020	35,030,339	$3,503	$3,713,370	$5,517,785	$(709,478)	$289,933	$8,815,113	$5,832	$475,036	$9,295,981

Foreign currency translation	-	-	-	-	-	(558,140)	(558,140)	-	-	(558,140)
Net income (loss)	-	-	-	(273,992)	-	-	(273,992)	(889)	-	(274,881)

Balance at March 31, 2021	35,030,339	$3,503	$3,713,370	$5,243,793	$(709,478)	$(268,207)	$7,982,981	$4,943	$475,036	$8,462,960

Foreign currency translation	-	-	-	-	-	11,433	11,433	-	-	11,433
Net income (loss)	-	-	-	1,008,417	-	-	1,008,417	391	-	1,008,808

Balance at June 30, 2021	35,030,339	$3,503	$3,713,370	$6,252,210	$(709,478)	$(256,774)	$9,002,831	$5,334	$475,036	$9,483,201

Foreign currency translation	-	-	-	-	-	(468,727)	(468,727)	-	-	(468,727)
Net income (loss)	-	-	-	981,920	-	-	981,920	89	-	982,009

Balance at September 30, 2021	35,030,339	$3,503	$3,713,370	$7,234,130	$(709,478)	$(725,501)	$9,516,024	$5,423	$475,036	$9,996,483

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months ended September 30,	2022 (RESTATED)	2021

Cash flows from operating activities:
Net income (loss)	$(236,124)	$1,715,936
Less: Net income (loss) from discontinued operations	(236,124)	1,715,936
Net income (loss) from continuing operations	-	-
Net cash used in operating activities from continuing operations	-	-
Net cash used in operating activities from discontinued operations	(728,327)	(1,053,228)
Total net cash used in operating activities	(728,327)	(1,053,228)

Cash flows from investing activities:
Net cash used in investing activities from continuing operations	-	-
Net cash used in investing activities from discontinued operations	(4,056,101)	(48,523)
Total net cash used in investing activities	(4,056,101)	(48,523)

Cash flows from financing activities:
Net cash provided by (used in) financing activities from continuing operations	-	-
Net cash provided by (used in) financing activities from discontinued operations	207,353	(297,463)
Total net cash provided by financing activities	207,353	(297,463)

Effect of foreign currency translation on cash and cash equivalents	(731,569)	(626,102)

Net decrease in cash and cash equivalents	(5,308,644)	(2,025,316)

Cash and cash equivalents including restricted cash, beginning of period	5,308,644	6,267,652

Cash and cash equivalents including restricted cash, end of period	$-	$4,242,336

Supplemental disclosure of cash flow information:
Continuing operations:
Interest paid	$-	$-
Taxes paid	$-	$-

Discontinued operations:
Interest paid	$6,218	$10,866
Taxes paid	$13,667	$15,760
Significant noncash items:
Cancellation of common stocks	$1,025,510	$-

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Restatement

Management of the Company has concluded that our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, originally filed with the SEC on January 13, 2023, contained an error in connection with the presentation and disclosure of the deconsolidation due to the Sell-off of a former subsidiary, I-ON Communications, Ltd.

The following tables present the effects of the restatement on the accompanying consolidated financial statements at September 30, 2022:

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three-month Period ended September 30, 2022		Nine-month Period ended September 30, 2022
	As Previously Reported	Restated	As Previously Reported	Restated

Statements of Operations:
Income (loss) from continuing operation	-	-	-	-
Income (loss) before income taxes, loss on equity investment, and non-controlling interest	-	(43,957)	-	(187,397)
Provision for (benefit from) income tax	-	(878)	-	30,002
Income (loss) before loss on equity investment and non-controlling interest	-	(43,079)	-	(217,399)
Loss on equity investment	-	(18,725)	-	(18,725)
Income (loss) before non-controlling interest	-	(61,804)	-	(236,124)
Non-controlling interest income (loss)	-	(36,941)	-	(273,108)
Net income (loss) attributable to Parent Company from discontinued operations	$(43,079)	$(24,863)	$(217,399)	$36,984

Comprehensive income statement:
Net income (loss)	$(43,079)	$(61,804)	$(217,399)	$(236,124)
Total comprehensive income (loss)	$(1,020,930)	$(1,039,655)	$(1,908,819)	$(1,927,544)

Condensed Consolidated Statement of Cash Flows

Nine Months ended September 30, 2022	As Previously Reported	Restated

Cash flows from operating activities:
Net income (loss)	$(217,399)	$(236,124)
Less: Net income (loss) from discontinued operations	(217,399)	(236,124)
Net cash used in operating activities from discontinued operations	(729,207)	(728,327)
Net cash used in operating activities	(729,207)	(728,327)

Cash flows from investing activities:
Net cash used in investing activities from discontinued operations	(3,915,775)	(4,056,101)
Net cash used in investing activities	(3,915,775)	(4,056,101)

Cash flows from financing activities:
Net cash provided by financing activities from discontinued operations	57,616	207,353
Net cash provided by financing activities	57,616	207,353

Effect of foreign currency translation on cash and cash equivalents	(721,278)	(731,569)

Significant noncash items:
Cancellation of common stocks	-	1,025,510

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Statement of Stockholders’ Equity – As Previously Reported

						Accumulated	Total
			Additional			Other	Company	Non-		Total
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Preferred	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interest	Stock	Equity

Cancellation of common stock in connection with equity purchase agreement	(15,306,119)	(1,531)	-	-	-	-	(1,531)	-	-	(1,531)
Adjustments from deconsolidation	-	-	(1,023,979)	(7,910,040)	709,478	-	(8,224,542)	438,904	(1,093,569)	(8,879,207)

Condensed Consolidated Statement of Stockholders’ Equity – Restated

						Accumulated	Total
			Additional			Other	Company	Non-		Total
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Preferred	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interest	Stock	Equity

Cancellation of common stock in connection with equity purchase agreement (RESTATED)	(15,306,119)	(1,531)	(1,023,979)	-	-	-	(1,025,510)	-	-	(1,025,510)
Adjustments from deconsolidation (RESTATED)	-	-	-	(7,891,316)	709,478	-	(7,181,838)	438,904	(1,093,569)	(7,836,503)

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2:	Organization and Operations

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

On September 29, 2022, the Company effectuated an Equity Transfer Agreement (the “Sell-Off Agreement”) among the Company, Communications and JFJ Digital Corp., a Delaware corporation (“JFJ”), whereby all of the outstanding equity of Communications was transferred to JFJ in exchange for the return of 15,306,119 shares of the Company’s Common Stock held by Jae Cheol Oh and Hong Rae Kim, the Company’s principal executive officer and members of the Board of Directors (the “Sell-Off”) .  Pursuant to the Sell-Off Agreement, in addition to acquiring all of the outstanding capital stock of Communications, JFJ will assume all responsibilities for any debts, obligations and liabilities of Communications and acquire all rights to any assets of Communications, including, but not limited to, the Subscription Amount.

As a result of the Sell-Off, Communications ceased being a subsidiary of the Company. Accordingly, the operating results of Communications are reported in pretax income (loss), income tax, income (loss) before loss on equity investment, loss on equity investment, income (loss) before non-controlling interest, non-controlling interest income (loss), and net loss from discontinued operations, in the Condensed Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities held prior to the Sell-Off are reported as Assets and Liabilities of Discontinued Operations on the Condensed Consolidated Balance Sheets. All amounts and disclosures included in the Notes to Condensed Consolidated Financial Statements reflect only the Company’s continuing operations unless otherwise noted. For additional information, see Note 4 and Note 6, “Discontinued Operations.”

NOTE 3:	Summary of Significant Accounting Policies

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 for the 9 months ended September 30, 2022 and 2021.

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

On September 29, 2022, the Company effectuated an Equity Transfer Agreement (the “Sell-Off Agreement”) among the Company, Communications and JFJ Digital Corp., a Delaware corporation (“JFJ”), whereby all of the outstanding equity of Communications was transferred to JFJ in exchange for the return of 15,306,119 shares of the Company’s Common Stock held by Jae Cheol Oh and Hong Rae Kim, the Company’s principal executive officer and members of the Board of Directors (the “Sell-Off”) .  Pursuant to the Sell-Off Agreement, in addition to acquiring all of the outstanding capital stock of Communications, JFJ will assume all responsibilities for any debts, obligations and liabilities of Communications and acquire all rights to any assets of Communications.

As a result of the Sell-Off, Communications ceased being a subsidiary of the Company. Accordingly, the operating results of Communications are reported in pretax income (loss), income tax, income (loss) before loss on equity investment, loss on equity investment, income (loss) before non-controlling interest, non-controlling interest income (loss), and net income (loss) from discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities held prior to the Sell-Off are reported as Assets and Liabilities of Discontinued Operations on the Condensed Consolidated Balance Sheets.

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

The following table presents the components of discontinued operations in relation to Communications reported in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (RESTATED)	2021 (RESTATED)	2022 (RESTATED)	2021 (RESTATED)

Net Sales	2,258,387	3,616,267	7,578,685	12,224,926
Operating costs and expenses	3,103,957	3,225,490	9,573,663	11,030,868
Income (loss) from operations before other income and income taxes	(845,570)	390,777	(1,994,978)	1,194,058
Other income (loss)	801,613	12,210	1,807,581	15,439
Income (loss) before income taxes, loss on equity investment, and non-controlling interest	(43,957)	402,987	(187,397)	1,209,497
Income tax	(878)	(579,022)	30,002	(506,439)
Income (loss) before loss on equity investment and non-controlling interest	(43,079)	982,009	(217,399)	1,715,936
Loss on equity investment	(18,725)	-	(18,725)	-
Income (loss) before non-controlling interest	(61,804)	982,009	(236,124)	1,715,936
Non-controlling interest income (loss)	(36,941)	89	(273,108)	(409)
Net income (loss) attributable to Parent Company from discontinued operations	(24,863)	981,920	36,984	1,716,345

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three-months Period Ended September 30,		Nine-months Period Ended September 30,
Periods Ended	2022 (RESTATED)	2021 (RESTATED)	2022 (RESTATED)	2021 (RESTATED)

Net income (loss)	$(24,863)	$981,920	$36,984	$1,716,345
Net income (loss) from continuing operations	-	-	-	-
Net income (loss) attributable to Parent Company from discontinued operations	(24,863)	981,920	36,984	1,716,345

Weighted-average shares of common stock outstanding:
Basic	19,724,220	35,030,339	19,724,220	35,030,339
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-	-	-
Dilutive shares	19,724,220	35,030,339	19,724,220	35,030,339

Net income (loss) from continuing operations:
Earnings per share - Basic
Net income (loss) before non-controlling interest	$0.00	$0.00	$0.00	$0.00
Non-controlling interest	$0.00	$0.00	$0.00	$0.00
Earnings per share to stockholders	$0.00	$0.00	$0.00	$0.00

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$0.00	$0.00	$0.00	$0.00
Non-controlling interest	$0.00	$0.00	$0.00	$0.00
Earnings per share to stockholders	$0.00	$0.00	$0.00	$0.00

Net income (loss) from discontinued operations:
Earnings per share - Basic
Net income (loss) before non-controlling interest	$0.00	$0.03	$(0.01)	$0.05
Non-controlling interest	$0.00	$0.00	$(0.01)	$0.00
Earnings per share to stockholders	$0.00	$0.03	$0.00	$0.05

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$0.00	$0.03	$(0.01)	$0.05
Non-controlling interest	$0.00	$0.00	$(0.01)	$0.00
Earnings per share to stockholders	$0.00	$0.03	$0.00	$0.05

No non-vested share awards or non-vested share unit awards were antidilutive for the nine months ended September 30, 2022 and 2021.

I-ON Digital Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6:	Deconsolidation of Subsidiaries

As of the Sell-Off date, which was September 29, 2022, the Company had approximately $12.6 million of total assets and $3.6 million of total liabilities on its consolidated balance sheet. Those assets and liabilities were owned by Communications or Communications’ subsidiaries, such as I-ON, Ltd (Japanese subsidiary), eformworks Co., Ltd. (Korean subsidiary) and EIPGRID (Korean subsidiary). As a result of the Sell-Off Agreement, all assets and liabilities will be transferred to JFJ and the Company will remain as a shell company with no operating assets or liabilities in its financial statements.

Mr. Oh and Kim returned their shares of the Company, total 15,306,119 approximately 43% of total outstanding shares, to the Company in exchange for the transfer of all outstanding equity of Communications to JFJ. Stock price on September 29, 2022 was $0.067; therefore, the fair market value the proceeds will be $1,025,510 which was calculated by multiplying the number of shares transferred to the stock price on September 29, 2022.

In accordance with FASB ASC 805, Business Combinations, the transaction was determined as transfers and exchanges between entities that are under the common control. Accordingly, the difference between the proceeds received by the Company and the book value of the Communications and Communication’s subsidiaries will be recognized as an equity transaction and no gain or loss would be recorded.

NOTE 7:	Subsequent Events

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

As previously reported, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with I-ON Acquisition Corp., a Florida corporation (“IAC”) on September 28, 2022. Pursuant to the terms of the Purchase Agreement, IAC acquired 3,000 shares of a newly created Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred”) for proceeds in the amount of $250,000 (the “Subscription Amount”) in the form of a promissory note (the “Note”) which is secured by the pledge of the Series A Shares, the Series B Shares (as defined herein) and other assets of IAC in a Stock Pledge and Escrow Agreement (the “Pledge Agreement”). The Purchase Agreement was subsequently amended to include the subscription for 3,600 Series A Shares. Each Series A Preferred Share is convertible into Ten Thousand (10,000) shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock” and is entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate of Ten Thousand (10,000) votes per share of Series A Preferred.

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

On January 20, 2023, the Note was fully paid and the Series A Preferred Shares were issued and released to IAC and the Series B Shares were issued and released to the respective purchasers thereof.

The Company adopted the operations of IAC. Accordingly, the Company is in the business of providing digital-based enterprise solutions, including the digitization and distribution of precious metals, primarily gold, and other asset-based digital securities on the Blockchain.

Asset digitization includes gold and precious metals with proven reserves that the Company may acquire and for similar assets of independent claim owners. Services to be provided by the Company are to be managed and administered via Distributed Ledger Technology, also referred to as an independent Node Verification Network, in the form of digital tokens or certificates. The Company’s technology will allow tier-one and institutional-level financial managers or owners of the assets to fully transact or interface for exchange, settlement, transfer or financial reporting purposes with any regulatory-compliant, blockchain enabled Bank, Financial Institution, Asset Manager or secure Payment Intermediary. The Company is also engaged in the development of U.S. and global markets, commercial distribution channels and digitization opportunities.

On February 1, 2023, the Company accepted the resignations of Jae Cheol Oh, as the Chief Executive Officer, Treasurer and Chairman, and Jae Ho Cho, Hong Rae Kim, Eugene Hong, Jean Koh and Charlie Baik as directors of the Company.

To fill the vacancies created by these resignations,  Carlos X. Montoya was appointed to the Board of Directors on February 1, 2023.  Mr. Montoya was also appointed as the Company’s President and  Rod Smith was appointed Secretary of the Company, both effective immediately.

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

On September 29, 2022, the Company effectuated an Equity Transfer Agreement (the “Sell-Off Agreement”) among the Company, Communications and JFJ Digital Corp., a Delaware corporation (“JFJ”), whereby all of the outstanding equity of Communications was transferred to JFJ in exchange for the return of 15,306,119 shares of the Company’s Common Stock held by Jae Cheol Oh and Hong Rae Kim, the Company’s principal executive officer and members of the Board of Directors (the “Sell-Off”) .  Pursuant to the Sell-Off Agreement, in addition to acquiring all of the outstanding capital stock of Communications, JFJ will assume all responsibilities for any debts, obligations and liabilities of Communications and acquire all rights to any assets of Communications, including, but not limited to, the Subscription Amount.

As a result of the Sell-Off, Communications ceased being a subsidiary of the Company. Accordingly, the operating results of Communications are reported in net loss from discontinued operations, net of income taxes in the Condensed Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities held prior to the Sell-Off are reported as Assets and Liabilities of Discontinued Operations on the Condensed Consolidated Balance Sheets. All amounts and disclosures included in the Notes to Condensed Consolidated Financial Statements reflect only the Company's continuing operations unless otherwise noted.

Results of Discontinued Operations

Comparison of results of discontinued operations for the three months ended September 30, 2022 as Compared to the three months ended September 30, 2021

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Three months ended September 30,
	2022 (RESTATED)		2021 (RESTATED)		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$2,258,387	100.0%	$3,616,267	100.0%	$(1,357,880)	-37.5%
Cost of goods sold	2,162,075	95.7%	2,494,644	69.0%	(332,569)	-13.3%
Gross profit	96,312	4.3%	1,121,623	31.0%	(1,025,311)	-91.4%

Operating expense	941,882	41.7%	730,846	20.2%	211,036	28.9%

Other income (expense)	801,613	35.5%	12,210	0.3%	789,403	6465.0%

Income (loss) before provision for income taxes, loss on equity investment, and non-controlling interest	(43,957)	(1.9)%	402,987	11.1%	(446,944)	-110.9%
Provision for (benefit from) income tax	(878)	(0.0)%	(579,022)	(16.0)%	578,144	-99.8%
Income (loss) before loss on equity investment and non-controlling interest	(43,079)	(1.9)%	982,009	27.2%	(1,025,088)	-104.4%
Loss on equity investment	(18,725)	(0.8)%	-	0.00%	(18,725)	N/A
Income (loss) before non-controlling interest	(61,804)	(2.7)%	982,009	27.2%	(1,043,813)	-106.3
Non-controlling interest income (loss)	(36,941)	(1.6)%	89	0.00%	(37,030)	-41606.7%
Net income (loss) attributable to Parent Company from discontinued operations	(24,863)	(1.1)%	981,920	27.2%	(1,006,783)	-102.5%

Comprehensive income statement:
Net income (loss)	38,968	1.7%	982,009	27.2%	(942,952)	-96.0%
Foreign currency translation loss	(977,851)	(43.3)%	(468,727)	(13.0)%	(509,124)	108.6%
Total comprehensive income (loss)	$(938,883)	(41.6)%	$513,282	14.2%	(1,452,076)	282.9%

Net Sales

Net sales decreased by $1.36 million or 37.5% from $3.62 million for the three months ended September 30, 2021 to $2.26 million for the comparable period in 2022. The Company has experienced a decreased number of new contracts throughout its customization and solution installation service operations.

Cost of Goods Sold

Cost of goods sold decreased by $332,569 or 13.3% from $2.49 million for the three months ended September 30, 2021 to $2.16 million for the comparable period in 2022. The decrease was primarily due to a reduction of outsourced consulting fees which decreased by $338,432 or 25.43% from $1.33 million for the three months ended September 30, 2021 to $991,891 for the comparable period in 2022.

Gross Profit

Gross profit decreased by $1.03 million or 91.4% from $1.12 million or 31.0% of net sales for the three months ended September 30, 2021 to $96,312 or 4.3% of net sales for the comparable period in 2022. The decrease in gross profit for the compared periods was primarily driven by decreased net sales.

Operating Expenses

Operating expenses consist of research and development expenses and general and administrative expenses.

Research and development expenses decreased by $142,376 or 59.5% from $239,108 for the three months ended September 30, 2021 to $96,732 for the comparable period in 2022.  The decrease was mainly due to a decrease in head count in research and development department.

General and administrative expenses increased by $362,726 or 73.8% to $854,464 for the three months ended September 30, 2022 from $491,738 for the comparable period in 2021. This increase in general and administrative expenses for the three months ended September 30, 2022 compared to the comparable period in the prior year was primarily due to the increased salaries and wages to employees

Other Income (Expense)

The increase in other income was primarily due to the $801,616 received from SK E&S for small businesses’ research & development projects.

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $977,851 for the three months ended September 30, 2022 compared to loss of $468,727 for the three months ended September 30, 2021.  The change was due to devaluation of Korean Won compared to US dollar in three months ended September 30, 2022 compared to September 30, 2021.  The average exchange rate for the three months ended September 30, 2022 and 2021 was KRW 1,268.9 and KRW 1,131,01, respectively.

Comparison of results of discontinued operations for the nine months ended September 30, 2022 as Compared to the nine months ended September 30, 2021

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Nine months ended September 30,
	2022 (RESTATED)		2021 (RESTATED)		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$7,578,685	100.0%	$12,224,926	100.0%	$(4,646,241)	-38.0%
Cost of goods sold	6,923,957	91.4%	8,626,293	70.6%	(1,702,336)	-19.7%
Gross profit	654,728	8.6%	3,598,633	29.4%	(2,943,905)	-81.8%

Operating expense	2,649,706	35.0%	2,404,575	19.7%	245,131	10.2%

Other income (expense)	1,807,581	23.9%	15,439	0.1%	1,792,142	11607.9%

Income (loss) before provision for income taxes, loss on equity investment, and non-controlling interest	(187,397)	(2.5)%	1,209,497	9.9%	(1,396,894)	-115.5%
Provision for (benefit from) income tax	30,002	0.4%	(506,439)	(4.1)%	536,441	-105.9%
Income (loss) before loss on equity investment and non-controlling interest	(217,399)	(2.9)%	1,715,936	14.0%	(1,933,335)	-112.7%
Loss on equity investment	(18,725)	(0.2)%	-	0.00%	(18,725)	N/A
Income (loss) before non-controlling interest	(236,124)	(3.1)%	1,715,936	14.0%	(1,952,060)	-113.8%
Non-controlling interest income (loss)	(273,108)	(3.6)%	(409)	0.00%	(272,699)	-66674.6%
Net income (loss) attributable to Parent Company from discontinued operations	36,984	0.5%	1,716,345	14.0%	(1,679,361)	-97.8%

Comprehensive income statement:
Net income (loss)	(236,124)	(3.1)%	1,715,936	14.0%	(1,952,060)	-113.8%
Foreign currency translation loss	(1,691,420)	(22.3)%	(1,015,434)	(8.3)%	(675,986)	66.6%
Total comprehensive income (loss)	$(1,927,544)	(25.4)%	$700,502	5.7%	(2,628,046)	-375.2%

Net Sale

Net sales decreased by $4,646,241 or 38.0%, to $7,578,685 for the nine months ended September 30, 2022 from $12,224,926 for the nine months ended September 30, 2021. The change in net sales reflected the following:

- Customization revenue decreased by approximately $1,063,000 from approximately $5,931,000 for the nine months ended September 30, 2021 to $4,868,000 for the nine months ended September 30, 2022 due to decrease in new contracts.

- Installation revenue decreased by approximately $2,559,000 from approximately $3,153,000 for the nine months ended September 30, 2021 to $594,000 for the nine months ended September 30, 2022 due to decrease in new contracts.

Cost of Goods Sold

Cost of goods sold decreased by $1,702,336 or 19.7%, to $6,923,957 for the nine months ended September 30, 2022 from $8,626,293 for the nine months ended September 30, 2021.  The decrease was primarily due to outsourced consulting fees.  The outsourced consulting fees decreased by $2,102,224 or 47.15%, to $2,355,427 for the nine months ended September 30, 2022 from $4,457,652 for the nine months ended September 30, 2021.

Gross Profit

Gross profit decreased by $2,943,905, to $654,728, or 81.8% of net sales, for the nine months ended September 30, 2022, from $3,598,633 or 29.4% of net sales, for the nine months ended September 30, 2021. The decrease in gross profit for the compared periods was primarily driven by decreased net sales.

Operating Expenses

Operating expenses consist of research and development expenses and general and administrative expenses.

Research and development expenses decreased by $310,753 or 37.2%, to $524,611 for the nine months ended September 30, 2022 from $835,364 for the nine months ended September 30, 2021.  The decrease was due to decrease in head count computer programmers at the research and development department.

General and administrative expenses increased by $565,198 or 36.0%, to $2,134,409 for the nine months ended September 30, 2022 from $1,569,211 for the nine months ended September 30, 2021.  The expenses have been continuously increased mainly due to an increase in salary.

Other Income (Expense)

The increase in other income was primarily due to the $1,736,227 received from SK E&S for small businesses’ research & development projects.

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

Liquidity and Capital Resources

As of the Sell-Off date, which was September 29, 2022, the Company had approximately $12.6 million of total assets and $3.6 million of total liabilities on its consolidated balance sheet. Those assets and liabilities were owned by Communications or Communications’ subsidiaries, such as I-ON, Ltd (Japanese subsidiary), eformworks Co., Ltd. (Korean subsidiary) and EIPGRID (Korean subsidiary). As a result of the Sell-Off Agreement, all assets and liabilities will be transferred to JFJ and the Company will remain as a shell company with no operating assets or liabilities in its financial statements.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the six months ended September  30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

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

* Previously filed or furnished, as applicable, with the Original Form 10-Q on January 13, 2023.

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 03, 2023	I-ON Digital Corp I-ON COMMUNICATIONS CORP.

	By:	/s/ Jae Cheol Oh
Jae Cheol Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)

	By:	/s/ Jae Cheol Oh
Jae Cheol Oh
Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)