Form 10-K
period 2022-12-31
I-ON Digital Corp.
filed 2023-04-28
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-549995

I-ON DIGITAL CORP.

(Exact name of registrant as specified in its charter)
(formerly known as I-ON Communications Corp.)

Delaware	46-3031328
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1244 N. Stone Street, Unit #3, Chicago, IL	60610
(Address of Principal Executive Offices)	(Zip Code)

(866) 440-2278

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	IONI	OTC Markets LLC

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
Yes ☐ No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.4 million based on the closing sales price of $0.071___ on the OTC Markets. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of April 27, 2023, there were approximately 20,994,242 shares of the registrant’s common stock outstanding.

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

On September 17, 2015, the independent Bayhawk shareholders approved an Asset Purchase and Share Exchange Agreement (the “Agreement”) and Bayhawk sold to EBC and EBC purchased from Bayhawk assets of Bayhawk, including but not limited to the assets relating to the Bayhawk Ales label and the Evans Brands (collectively, the “Transferred Assets”).

On January 25, 2018, Evans Brewing Company, Inc. consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with I-ON Digital Corp. a company organized under the laws of the Republic of Korea (South Korea) (“I-ON”) and I-ON Acquisition Corp., a wholly owned subsidiary of the Company (“Acquisition”). Pursuant to the terms of the Merger Agreement, Acquisition merged with and into I-ON in a statutory reverse triangular merger (the “Merger”) with I-ON surviving as a wholly owned subsidiary of the Registrant.  As consideration for the Merger, the Registrant agreed to issue the shareholders of I-ON (the “I-ON Holders”) an aggregate of 26,000,000 shares of our Common Stock, in accordance with their pro rata ownership of I-ON capital stock.  Following the Merger, the Registrant adopted the business plan of I-ON in information technology consultancy and software development.  On December 14, 2017, in connection with the Merger, the Company’s Board of Directors approved an amendment to its Certificate of Incorporation (the “Amendment”) to change its name to I-ON Digital Corp.

On March 21, 2019, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company to I-ON Digital Corp. The Company filed a Certificate of Amendment to effectuate the name change on or about April 2, 2019.

On September 28, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with I-ON Acquisition Corp., a Florida corporation (“IAC”). Pursuant to the terms of the Purchase Agreement, as amended, IAC acquired 3,600 shares of a newly created Series A Convertible Preferred Stock, par value $0.0001 per share  (the “Series A Preferred”) for proceeds in the amount of $250,000 (the “Subscription Amount”) in the form of a promissory note (the “Note”) which was secured by the pledge of the Series A Shares, the Series B Shares (as defined herein) and other assets of IAC in a Stock Pledge and Escrow Agreement (the “Pledge Agreement”).  Each Series A Preferred Share is convertible into Ten Thousand (10,000) shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock” and is entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate of One Hundred (100) votes per share of Series A Preferred.

ITEM I: BUSINESS

I-ON Digital Corp (“I-ON,” or the “Company”) designs, develops, and acquires technologies to deploy fully compliant, institutional-level ecosystems that fuel financial asset digitization, safe and secure wealth transfer, and data and identity sovereignty for a new generation of financial and data-driven transactions.

I-ON is fundamentally a technology company that currently is changing how we manage and interact with sensitive data. I-ON is revolutionizing identity, consent, and data security in healthcare, banking, and the payments industries through the thoughtful application of advanced blockchain, smart contracts, and artificial intelligence (“AI“) based technologies.

I-ON’s primary focus is the development of the world's most efficient, regulatory-compliant, institutional-grade digital asset ecosystem.  The Company's primary, targeted channels for value creation include service fees associated with asset digitization, escrow and custodial services, secure transactional revenues, and the licensing of the Company’s growing intellectual property portfolio for offerings to tier-one level institutional organizations within the financial, healthcare, and information technology services marketplace.

The Company goal is to create a secure, digital world where data is used responsibly without compromising individual or organizational privacy. To achieve this goal, I-ON has established strategic partnerships with leading companies such as Nodalium and INSTRUXI to optimize its digitized asset ecosystem.

These partnerships have enabled I-ON to develop robust data solutions allowing for secure transactions between users and service providers. Utilizing a global hosting backbone supported by two layers of distributed ledger technology (DLT) for maximum security and privacy, I-ON ensures that encrypted user data is protected in flight and at rest. A digital identity makes it impossible to identify or track people across multiple platforms or services without explicit permission from the user.

I-ON additionally leverages AI algorithms to analyze data sets quickly and accurately to provide enhanced user insights. Smart contracts are utilized to automate complex processes like asset ownership and custody, digital identity verification, and secure payment processing between individuals or businesses.

With its unique technology partnerships, its cutting-edge technology solutions, and its commitment to ethical practices in protecting user data privacy, I-ON hopes to become an emerging industry leader in providing secure identity management solutions for healthcare providers, banks, and financial institutions, as well as payment-service providers around the world.

COMPETITION

The Company competes with a range of US and global based digital solutions providers, many of which have greater name recognition and financial resources than the Company. The digitization of products and services is becoming increasingly transformative across US and global business sectors, the Company anticipates that, as the range of existing and potential digital product and service providers continues to grow, it will require I-ON to continuously differentiate itself by developing and improving on its core business platforms.

MANAGEMENT AND EMPLOYEES

As of December 31, 2022, I-ON had no employees other than its executive management.

PROPERTIES

The Company does not own any physical location.  I-ON currently leases its corporate headquarters in Chicago, Illinois for the amount of $2,925 per month which lease expires on July 1, 2023.

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

LEGAL MATTERS

None.

RELATED PARTY TRANSACTIONS

The Company has sold a total of 3,600 Series A Preferred shares to ION Acquisition Corp of which Carlos X Montoya is the majority shareholder, President and Chief Executive Officer; and Rod A. Smith is a shareholder and Corporate Secretary.  The purchase price paid was $250,000 for 3,600 Preferred A shares on January 20, 2023.

The Company entered into a technology Licensing Agreement with I-ON Acquisition Corp. (“IAC”) on March 30, 2023. Under the terms and conditions of the Company’s precedent I-ON Digital – Nodalium Inc. Channel Partnership Master Agreement, the Company has formally granted I-ON Acquisition Corp. full use and access, specifically licensing up to 65 workstations, empowered by the Nodalium Enterprise Workflow/ Intelligent Automation Platform. The enterprise software platform solution features Nodalium’s Digital Trust product suite. I-ON Acquisition paid an upfront price of $110,500, or $1,700 per workstation, plus a one-time setup and registration fee of $20,000 for combined transaction amount of $130,500.

The Company has reached an agreement in principle to purchase rights to an existing Asset Exchange Agreement involving the prior arms-length purchase by Orebits Acquisition Group and IAC involving ownership rights to 180 Orebits Gold-Backed Digital Assets (technically, 179.9742). Pursuant to the terms of the original  $335,700 transaction, the seller, an unrelated third-private party (as trustee), agreed to sell the Orebits Gold-Backed Digital Assets in exchange for a combination of cash and marketable securities. In acquiring the contractual rights I-ON will pay combination of $85,700 in cash and the equivalent of $250,000 in I-ON Digital Corp shares of the Company’s common stock. As calculated, this equates to 1,136,363.64 shares of I-ON Digital common stock at the previously published price of $0.22 to be issued to the original seller.

The subject 180 Orebits will be central to an asset digitization beta project involving the I-ON Digital Blockchain Platform, now under construction by I-ON Digital and technology partner INSTRUXI.

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

Website

Our website address is www.iondigital.com

Our Information

Our principal executive offices are located at 1244 N. Stone Street, Unit #3, Chicago, IL 60610 and our telephone number is (866) 440-2278. We can be contacted by email at info@iondigital.com

ITEM 1A. RISK FACTORS

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

In addition, our headquarters are located in Seoul, South Korea, which was also subject to large COVID-19 outbreak requiring its government to enact travel and work restrictions.  While these restrictions were lessened as of the date of this Annual Report, it is unclear at this time how these restrictions will affect our operations and revenues.

Risks Specific to Our Business

If we fail to successfully execute on our business plan or if digital assets and blockchain do not become widely used on a mass scale, our results of operations could be adversely affected.

We currently design, develop, and acquire technologies to deploy fully compliant, institutional-level ecosystems that fuel financial asset digitization, safe and secure wealth transfer, and data and identity sovereignty for financial and data-driven transactions.  Our ability to succeed depends on the success of our continued development and expansion of our product and service offerings. There are various risks related to these efforts, including the risk that these efforts may not provide the expected benefits in our anticipated time frame, if at all, and may prove costlier than expected; and the risk of adverse effects to our business, results of operations and liquidity if past and future undertakings, and the associated changes to our business, do not prove to be cost effective or do not result in benefits at the levels that we anticipate. There is no assurance that a digital asset ecosystem will develop as we anticipate or develop on a mass scale at all, or that our business model will achieve the expected results. To be successful over time, we may need to change our business model. Any such efforts may not be successful.

Due to unfamiliarity and some negative publicity associated with digital asset and blockchain technology, the general public may lose confidence in digital asset or blockchain technology.

Products and services that are based on digital assets are relatively new. Many players in the industry are unlicensed, unregulated, operate without supervision by any governmental authorities, or do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. As a result, the general public may lose confidence in digital asset and blockchain technology, including associated data center operations like ours.

Since the inception of the cryptoeconomy, numerous digital asset and digital asset businesses and platforms have been sued, investigated, or shut down due to fraud, illegal activities, the sale or issuance of unregistered securities, manipulative practices, business failure, and security breaches.

In addition, there have been reports that a significant amount of digital asset trading volume is fabricated and false in nature, with a specific focus on unregulated platforms, products and services located outside the United States. Such reports may indicate that the market for products and services utilizing digital assets and other digital assets is significantly smaller than otherwise understood.

Negative perception, a lack of stability and standardized regulation in the cryptoeconomy, and the closure or temporary shutdown of platforms utilizing digital assets due to fraud, business failure, hackers or malware, or government mandated regulation may reduce confidence in the cryptoeconomy and result in greater volatility of the prices of assets, including significant depreciation in value. Any of these events could have a material and adverse impact on our business, financial condition and results of operations.

Concerns about the environmental impacts of blockchain technology could adversely impact usage and perceptions digital assets or our services and offerings.

Because we are unable to influence or predict future regulatory actions taken by federal, state, local or foreign governments, we may have little opportunity or ability to respond to rapidly evolving regulatory positions which may have a materially adverse effect on our industry and, therefore, our business and results of operations. If further extreme regulatory action is taken by various government entities, our business may be negatively affected.

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

Our current executive officers, directors and largest stockholders of the Company, held approximately 64% of the voting power of the outstanding shares of our capital stock as of December 31, 2022. These officers, directors and certain stockholders have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions.  The interests of our executive officers and certain shareholders may give rise to a conflict of interest with the Company and the Company’s stockholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

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

ITEM 1B: UNRESOLVED COMMENTS.

None.

ITEM 2: PROPERTIES.

We do not own any physical location.  I-ON currently leases its corporate headquarters and other offices in Chicago, Illinois for the rent of $2,925 per month which lease expires on July 1 , 2023.  We believe that our current offices are sufficient in size for current and future operations.

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

Our common stock first became quoted on the OTC Markets under the trading symbol “EVBW” on March 27, 2014. On February 24, 2016, our common stock began trading under the name Evans Brewing Company, Inc. and under the trading symbol “ALES”. On April 21, 2016, the common stock was uplisted to the OTCQB Venture Marketplace and on August 2, 2018 our trading symbol was changed to IONI. Over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  The following table lists the high and low sale information for our common stock as quoted on the OTC Markets for the fiscal years ended 2022 and 2021:

Quarter Ended	Price Range High ($)	Low ($)
December 31, 2022	$0.106	0.064
September 30, 2022	$0.078	0.063
June 30, 2022	$0.075	0.055
March 31, 2022	$0.098	0.065
December 31, 2021	$0.19	0.14
September 30, 2021	$0.24	0.18
June 30, 2021	$0.36	0.17
March 31, 2021	$0.49	0.10

The above quotations from the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b) Holders

The number of record holders of our common stock as of December 31, 2022, was approximately 300 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

(c) Dividends

We have not paid or declared any cash dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On September 28, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with I-ON Acquisition Corp., a Florida corporation (“IAC”). Pursuant to the terms of the Purchase Agreement, as amended, IAC acquired 3,600 shares of a newly created Series A Convertible Preferred Stock, par value $0.0001 per share  (the “Series A Preferred”) for proceeds in the amount of $250,000 (the “Subscription Amount”) in the form of a promissory note (the “Note”) which was secured by the pledge of the Series A Shares, the Series B Shares (as defined herein) and other assets of IAC in a Stock Pledge and Escrow Agreement (the “Pledge Agreement”).  Each Series A Preferred Share is convertible into Ten Thousand (10,000) shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock” and is entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate of One Hundred (100) votes per share of Series A Preferred.

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

All of the securities referred to above were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D and/or Regulations promulgated thereunder. The securities have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

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

On September 17, 2015, the independent Bayhawk shareholders approved an Asset Purchase and Share Exchange Agreement (the “Agreement”) and Bayhawk sold to EBC and EBC purchased from Bayhawk assets of Bayhawk, including but not limited to the assets relating to the Bayhawk Ales label and the Evans Brands (collectively, the “Transferred Assets”).

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

On September 28, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with I-ON Acquisition Corp., a Florida corporation (“IAC”). Pursuant to the terms of the Purchase Agreement, as amended, IAC acquired 3,600 shares of a newly created Series A Convertible Preferred Stock, par value $0.0001 per share  (the “Series A Preferred”) for proceeds in the amount of $250,000 (the “Subscription Amount”) in the form of a promissory note (the “Note”) which was secured by the pledge of the Series A Shares, the Series B Shares (as defined herein) and other assets of IAC in a Stock Pledge and Escrow Agreement (the “Pledge Agreement”).  Each Series A Preferred Share is convertible into Ten Thousand (10,000) shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock” and is entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate of One Hundred (100) votes per share of Series A Preferred.

I-ON Digital

Following the Merger but prior to the Sell-Off, as described more fully herein, the Company adopted the business plan of I-ON. I-ON was founded by Jae Cheol Oh, who served as CEO. The Company’s roots are in IT consultancy and software development. I-ON services South Korea’s enterprise content management system’s (CMS) market and specializes in advancing market-leading internet software applications to capitalize on rapidly growing market sectors.

On September 29, 2022, the Company effectuated an Equity Transfer Agreement (the “Sell-Off Agreement”) among the Company, Communications and JFJ Digital Corp., a Delaware corporation (“JFJ”), whereby all of the outstanding equity of Communications was transferred to JFJ in exchange for the return of 15,306,119 shares of the Company’s Common Stock held by Jae Cheol Oh and Hong Rae Kim, the Company’s principal executive officer and members of the Board of Directors (the “Sell-Off”) .  Pursuant to the Sell-Off Agreement, in addition to acquiring all of the outstanding capital stock of Communications, JFJ assumed all responsibilities for any debts, obligations and liabilities of Communications and acquire all rights to any assets of Communications, including, but not limited to, the Subscription Amount.

As a result of the Sell-Off, Communications ceased being a subsidiary of the Company. Accordingly, the operating results of Communications are reported in net loss from discontinued operations, net of income taxes in the Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities held prior to the Sell-Off are reported as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheets. All amounts and disclosures included in the Notes to Consolidated Financial Statements reflect only the Company's continuing operations unless otherwise noted.

Results of Operations

Comparison of results of operations for the year ended December 31, 2022 as Compared to the year ended December 31, 2021

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Years Ended December 31,
	2022		2021		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net sales	$7,578,685	100.0%	$16,199,710	100.0%	$(8,621,025)	-53.2%
Cost of goods sold	6,923,957	91.4%	10,834,719	66.9%	(3,910,762)	-36.1%
Gross profit	654,728	8.6%	5,364,991	33.1%	(4,710,263)	-87.8%

Operating expense	2,714,315	35.8%	3,558,698	22.0%	(844,383)	-23.7%

Other income (expense)	1,807,581	23.9%	(120,825)	(0.7)%	1,928,406	-1,596.0%

Income (loss) before provision for income taxes, loss on equity investment, and non-controlling interest	(252,006)	(3.3)%	1,685,468	10.4%	(1,937,474)	-115.0%
Provision for (benefit from) income tax	30,002	0.4%	(306,780)	(1.9)%	336,782	-109.8%
Income (loss) before loss on equity investment and non-controlling interest	(282,008)	(3.7)%	1,992,248	12.3%	(2,274,256)	-114.2%
Loss on equity investment	(18,725)	(0.2)%	-	0.00%	(18,725)	N/A
Income (loss) before non-controlling interest	(300,733)	(4.0)%	1,992,248	12.3%	(2,292,981)	-115.1%
Non-controlling interest income (loss)	(273,108)	(3.6)%	(171,628)	1.1%	(101,480)	59.1%
Net income (loss) attributable to Parent Company from discontinued operations	(27,625)	0.4%	2,163,876	13.4%	(2,191,501)	-101.3%

Comprehensive income statement:
Net income (loss)	(300,733)	(4.0)%	1,992,248	12.3%	(2,292,981)	-115.1%
Foreign currency translation loss	(1,691,420)	(22.3)%	(1,016,433)	(6.3)%	(674,987)	66.4%
Total comprehensive income (loss)	$(1,992,153)	(26.3)%	$975,815	6.0%	(2,967,968)	-304.2%

Net Sale

Net sales decreased by $8,621,025 or 53.2%, to $7,578,685 for the year ended December 31, 2022 from$16,199,710 for the year ended December 31, 2021. The change in net sales reflected the following:

- Customization revenue decreased by approximately $3,854,000 from approximately $8,722,000 for the year ended December 31, 2021 to $4,868,000 for the year ended December 31, 2022 mainly due to decrease in new contracts and  discontinued operation since September 30, 2022.

- Installation revenue decreased by approximately $2,559,000 from approximately $3,153,000 for the year ended December 31, 2021 to $594,000 for the year ended December 31, 2022 mainly due to decrease in new contracts and discontinued operation since September 30, 2022.

Cost of Goods Sold

Cost of goods sold decreased by $3,910,762 or 36.1%, to $6,923,957 for the year ended December 31, 2022 from $10,834,719 for the year ended December 31, 2021.  The decrease was in aligned with the decrease of the revenue as illustrated above resulting from the discontinued operation.

Gross Profit

Gross profit decreased by $4,710,263 to $654,728, or 8.6% of net sales, for the year ended December 31, 2022, from $5,364,991 or 33.1% of net sales, for the year ended December 31 , 2021. The decrease in gross profit for the compared periods was primarily driven by decreased net sales.

Operating Expenses

Operating expenses consist of research and development expenses and general and administrative expenses.

Research and development expenses decreased by $975,606 or 65.0%, to $524,611 for the year ended December 31, 2022 from $1,500,217 for the year ended December 31, 2021.  The decrease was due to decrease in head count computer programmers at the research and development department.

General and administrative expenses increased by $131,223 or 6.4%, to $2,189,704 for the year ended December 31, 2022 from $2,058,481 for the year ended December 31, 2021. The expenses have been continuously increased mainly due to an increase in salary.

Other Income (Expense)

The increase in other income was primarily due to the $1,736,227 received from SK E&S for small businesses’ research & development projects.

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $1,691,420 for the year ended December 31, 2022 compared to loss of $1,016,433 for the year ended December 31, 2021.  The change was due to devaluation of Korean Won compared to US dollar in year ended December 31, 2022 compared to December 31, 2021.  The average exchange rate for the year ended December 31, 2022 and 2021 was KRW 1,278.7 and KRW 1,143.7, respectively.

Liquidity and Capital Resources

As of the Sell-Off date, which was September 29, 2022, the Company had approximately $12.6 million of total assets and $3.6 million of total liabilities on its consolidated balance sheet. Those assets and liabilities were owned by Communications or Communications’ subsidiaries, such as I-ON, Ltd (Japanese subsidiary), eformworks Co., Ltd. (Korean subsidiary) and EIPGRID (Korean subsidiary). As a result of the Sell-Off Agreement, all assets and liabilities were transferred to JFJ.

Critical Accounting Estimates

Our consolidated financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our consolidated financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management.  Management has carefully considered the recently issued accounting pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I-ON Digital Corp. and Subsidiaries

I-ON Digital Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of I-ON Digital Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements`

We have audited the accompanying consolidated balance sheets of I-ON Digital Corp. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related statements of operation, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the consolidated financial statements, the Company sold its subsidiaries on September 29, 2022. As a result of the Sell-Off, the Company discontinued operations by the subsidiaries. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

●          Revenue recognition for certain long-term fixed-price contracts

Critical Audit Matter Description

As discussed in Notes 2 to the consolidated financial statements, the Company has a few long-term fixed-price contracts whereby the Company recognizes revenue over the contract period using actual days incurred on a monthly basis.  The Company provides long-term fixed-price contracts to customers based on estimated days to complete the services to fulfill the contract requirements.  Accordingly, the Company recognizes revenue on a monthly basis based on percentage completion over the contract period based on actual days incurred.  Estimates regarding the Company’s costs, which is primarily labor costs, associated with the service are used in determining the estimated days to complete the contract.  The Company has historically been materially accurate in estimating the days over the contract period compared to actual days incurred.

We identified the evaluation of revenue recognition for certain long-term fixed-price contracts as a critical audit matter as the Company’s estimated days to incur over the contract period to complete services require a high degree of subjective auditor judgment given the nature and complexity of the work to be performed.  The determination of, and changes to, those estimates may have a material impact on revenue recorded.

How the Critical Audit Matter was Addressed in the Audit

The following are the primary procedures we performed to address this critical audit matter.  We inquired of financial and operational personnel of the Company and inspected supporting documents to identify factors on how the Company estimates days over the contract period.  We evaluated the Company’s revenue recognition for long-term fixed-price contracts as follows:

o	reading the underlying contracts and related amendments to obtain an understanding of the contractual requirements and related performance obligations,
o	considering days incurred to-date and the relative progress towards completion of the contracts,
o	considering, if relevant, the estimated reserves on specific contracts that include estimation uncertainty based on the nature of the contract, and
o	evaluating the Company’s assessment of contract performance risks included within the estimated days to complete.

/s/ Kreit & Chiu CPA LLP
(Formerly Paris, Kreit & Chiu CPA LLP)

We have served as the Company’s auditor since 2019.
Los Angeles, CA
PCAOB ID 6651

April 27 2023

I-ON Digital Corp. and Subsidiaries

Consolidated Balance Sheets

December 31,	2022	2021

ASSETS

Current assets:
Cash and cash equivalents	$-	$-
Restricted cash	-	-
Short-term financial instruments	-	-
Short-term loan receivable	-	-
Accounts receivables, net of allowance for doubtful accounts $0 and $0, respectively	-	-
Deferred tax assets - current	-	-
Prepaid expenses and other current assets	-	-
Current assets of discontinued operations	-	12,440,710
Total current assets	-	12,440,710

Non-current assets:
Investments	-	-
Property and equipment, net	-	-
Intangible assets, net	-	-
Deposits	-	-
Deferred tax assets - non current	-	-
Non-current assets of discontinued operations	-	1,965,736
Total non-current assets	-	1,965,736

Total Assets	$-	$14,406,446

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$-
Accrued expenses and other	-	-
Value added tax payable	-	-
Income tax payable	-	-
Short-term loan payable	-	-
Government grants outstanding for usage of future projects	-	-
Current liabilities of discontinued operations	-	3,516,117
Total current liabilities	-	3,516,117

Total liabilities	-	3,516,117

Commitments and contingencies

Stockholders’ Equity
Common stock - $0.0001 par value; authorized 100,000,000 shares;19,724,220 shares and 35,030,339 issued and outstanding at December 31, 2022 and December 31, 2021	1,972	3,503
Treasury stock	-	(709,478)
Additional paid-in-capital	2,689,391	3,713,370
Accumulated other comprehensive loss	-	(726,500)
Accumulated retained earnings	(2,691,363)	7,681,661
Total company stockholders’ equity	-	9,962,556
Preferred stock (I-ON Korea and eformworks) - $0.4380 par value; authorized 2,000,000 shares; zero share issued and outstanding at December 31, 2022 and 600,742 shares issued and outstanding at December 31, 2021	-	1,093,569
Non-controlling interests	-	(165,796)
Total stockholders’ equity	-	10,890,329

Total Liabilities and Stockholders’ Equity	$-	$14,406,446

See accompanying notes to consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2022	2021

Net sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expense	-	-

Income (loss) from operations	-	-

Other income (expense)	-	-

Income (loss) from discontinued operations before income taxes, loss on equity investment, and non-controlling interest	(252,006)	1,685,468
Provision for (benefit from) income tax	30,002	(306,780)
Income (loss) from discontinued operations before loss on equity investment and non-controlling interest	(282,008)	1,992,248
Loss on equity investment	(18,725)	-
Income (loss) from discontinued operations before non-controlling interest	(300,733)	1,992,248
Non-controlling interest income (loss) from discontinued operations	(273,108)	(171,628)

Net income (loss) attributable to Parent Company from discontinued operations	$(27,625)	$2,163,876

Comprehensive income statement:
Net income (loss) from discontinued operations	$(300,733)	$1,992,248
Foreign currency translation loss	(1,691,420)	(1,016,433)
Total comprehensive income (loss) from discontinued operations	$(1,992,153)	$975,815

Basic earnings per share from continuing operations
Net loss before non-controlling interest	$0.00	$0.00
Non-controlling interest	$0.00	$0.00
Earnings per share to stockholders	$0.00	$0.00

Diluted earnings per share from continuing operations
Net loss before non-controlling interest	$0.00	$0.00
Non-controlling interest	$0.00	$0.00
Earnings per share to stockholders	$0.00	$0.00

Basic earnings per share from discontinued operations
Net loss before non-controlling interest	$(0.01)	$0.06
Non-controlling interest	$(0.01)	$0.00
Earnings per share to stockholders	$0.00	$0.06

Diluted earnings per share from discontinued operations
Net loss before non-controlling interest	$(0.01)	$0.06
Non-controlling interest	$(0.01)	$0.00
Earnings per share to stockholders	$0.00	$0.06

Weighted average number of common shares outstanding:
Basic	19,724,220	35,030,339
Diluted	19,724,220	35,030,339

See accompanying notes to consolidated financial statements.

I-ON Digital Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest	Preferred Stock	Total Stockholders' Equity

Balance at December 31, 2020	35,030,339	$3,503	$3,713,370	$5,517,785	$(709,478)	$289,933	$8,815,113	$5,832	$475,036	$9,295,981
Issuance of preferred stock									618,533	618,533
Foreign currency translation	-	-	-	-	-	(1,016,433)	(1,016,433)	-	-	(1,016,433)
Net income (loss)	-	-	-	2,163,876	-	-	2,163,876	(171,628)	-	1,992,248

Balance at December 31, 2021	35,030,339	$3,503	$3,713,370	$7,681,661	$(709,478)	$(726,500)	$9,962,556	$(165,796)	$1,093,569	$10,890,329

Cancellation of common stock in connection with equity purchase	(15,306,119)	(1,531)	(1,023,979)	-	-	-	(1,025,510)	-	-	(1,025,510)
Adjustment from deconsolidation				(10,345,399)	709,478	2,417,920	(7,218,001)	165,796	(1,093,569)	(8,145,774)
Foreign currency translation	-	-	-	-	-	(1,691,420)	(1,691,420)	-	-	(1,691,420)
Net income (loss) from discontinued operations	-	-	-	(27,625)	-	-	(27,625)	-	-	(27,625)

Balance at December 31, 2022	19,724,220	$1,972	$2,689,391	$(2,691,363)	$-	$-	$-	$-	$-	$-

See accompanying notes to consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Year ended December 31,	2022	2021

Cash flows from operating activities:
Net income (loss)	$(300,733)	$1,992,248
Less: Net income (loss) from discontinued operations	(27,625)	2,163,876
Net income (loss) from continuing operations	-	-
Net cash provided by (used in) operating activities from discontinued operations	(519,828)	307,989
Total net cash provided by (used in) operating activities	(792,936)	136,361

Cash flows from investing activities:
Net cash used in investing activities from discontinued operations	(705,692)	(347,492)
Total net cash used in investing activities	(705,692)	(347,492)

Cash flows from financing activities:
Net cash provided by (used in) financing activities from discontinued operations	(3,078,447)	(81,099)
Total net cash used in financing activities	(3,078,447)	(81,099)

Effect of foreign currency translation on cash and cash equivalents	(731,569)	(666,778)

Net decrease in cash and cash equivalents	(5,308,644)	(959,008)

Cash and cash equivalents including restricted cash, beginning of period	5,308,644	6,267,652

Cash and cash equivalents including restricted cash, end of period	$-	$5,308,644

Supplemental disclosure of cash flow information:
Continuing operations:
Interest paid	$-	$-
Taxes paid	$-	$-

Discontinued operations:
Interest paid	$6,218	$12,891
Taxes paid	$13,667	$39,418
Significant noncash items:
Cancellation of common stocks	$1,025,510	$-

See accompanying notes to consolidated financial statements.

I-ON Digital Corp. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1.	Organization and Operations

I-ON Digital Corp. (“the Company”) was incorporated on July 5, 1999 and is engaged in developing and supplying computerized system. The corporate headquarter was located at 15 Teheran-ro 10-gil Gangnam-gu Seoul, South Korea.  The Company provided enterprise content management services to customers primarily in Korea, Japan and Indonesia, by developing industry-leading products such as ICS (web content management system), iDrive (e-document management system), LAMS (load aggregator’s management system), e.Form (mobile contract system), IDAS (digital asset management system) and ICE (content delivery system).

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

On June 28, 2022, the board of directors of the Company’s wholly-owned subsidiary I-ON Communications, Ltd. (“Communications”) approved to form a new subsidiary named EIPGRID, which provides the community energy service platforms. Hence Communications contributed approximately $773,000 to EIPGRID to subscribe for its founders’ shares, and considered a subsidiary to consolidate.

On September 29, 2022, the Company effectuated an Equity Transfer Agreement (the “Sell-Off Agreement”) among the Company, Communications and JFJ Digital Corp., a Delaware corporation (“JFJ”), whereby all of the outstanding equity of Communications was transferred to JFJ in exchange for the return of 15,306,119 shares of the Company’s Common Stock held by Jae Cheol Oh and Hong Rae Kim, the Company’s principal executive officer and members of the Board of Directors (the “Sell-Off”). Pursuant to the Sell-Off Agreement, in addition to acquiring all of the outstanding capital stock of Communications, JFJ assumed all responsibilities for any debts, obligations and liabilities of Communications and acquire all rights to any assets of Communications, including, but not limited to, the Subscription Amount.

As a result of the Sell-Off, Communications ceased being a subsidiary of the Company. Accordingly, the operating results of Communications are reported in pretax income (loss), income tax, income (loss) before loss on equity investment, loss on equity investment, income (loss) before non-controlling interest, non-controlling interest income (loss), and net loss from discontinued operations, in the Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities held prior to the Sell-Off are reported as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheets. All amounts and disclosures included in the Notes to Consolidated Financial Statements reflect only the Company’s continuing operations unless otherwise noted. For additional information, see Note 3 “Discontinued Operations” and Note 5 “Deconsolidation of Subsidiaries.”

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts, transactions, and profits have been eliminated upon consolidation. The accompanying consolidated financial statements and the notes hereto are reported in US Dollars. The consolidated financial statements were prepared and presented in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810. Non-controlling interests represent the portion of earnings that is not within the parent Company’s control. These amounts are required to be reported as equity instead of as a liability on the consolidated balance sheet. ASC requires net income or loss from non-controlling interests to be shown separately on the consolidated statements of operations. The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations.

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements
Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues since the Sell-off of its subsidiaries in September 2022. As of December 31, 2022, the Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. The Company also line up strategies to raise the funds through merging with operating entities.

Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As a result, actual results could materially differ from these estimates.

Foreign Currency Transaction and Translation

The Company’s principal country of operations is Korea. The financial position and results of operations of the Company are determined using the local currency, Korean Won (“KRW”), as the functional currency.

●
I-ON, Ltd (Japanese subsidiary) – The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, are initially recorded using its local currency, Japanese Yen (“JPY”). Assets and liabilities denominated in foreign currency are translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. All differences are reflected in profit or loss.  As of December 31, 2022 and 2021, the exchange rate was JPY 9.32 and JPY 10.30 per KRW, respectively.  The average exchange rate for the years ended December 31, 2022 and 2021 was JPY 9.91 and JPY 10.41 per KRW, respectively.

●
Consolidation – Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date.  The results of operations are translated from KWR to US Dollar at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, are dealt with as a component of accumulated other comprehensive income.   As of December 31, 2022, and December 31, 2021, the exchange rate was KRW 1,252.61 and KRW 1,185.50 per US Dollar, respectively.  The average exchange rate for the nine months ended December 31, 2022 and 2021 was KRW 1,278.70 and KRW 1,144.42, respectively.

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

The Company’s revenue consisted of services provided and commissions. These revenue sources are as follows:

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

Fair Value Measurements

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements
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

The Company follows FASB ASC 740, Income Taxes, which require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 for the years ended December 31, 2022 and 2021.

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

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements
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

Other recently issued accounting updates are not expected to have a material impact on the Company’s Financial Statements.

NOTE 3.	Discontinued Operations

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

As a result of the Sell-Off, Communications ceased being a subsidiary of the Company. Accordingly, the operating results of Communications are reported in pretax income (loss), income tax, income (loss) before loss on equity investment, loss on equity investment, income (loss) before non-controlling interest, non-controlling interest income (loss), and net income (loss) from discontinued operations in the Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities held prior to the Sell-Off are reported as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheets.

In accordance with FASB ASC 805, Business Combinations, the transaction was determined to be transfers and exchanges between entities under the common control. Accordingly, the difference between the proceeds received by the Company and the book value of the Communications and Communication’s subsidiaries has been recognized as an equity transaction and no gain or loss has been recorded.

The following table presents the components of discontinued operations in relation to Communications reported in the consolidated statements of operations:

	Years ended December 31,
	2022	2021

Net Sales	7,578,685	16,199,710
Operating costs and expenses	9,638,272	14,393,417
Income (loss) from operations before other income and income taxes	(2,059,587)	1,806,293
Other income (loss)	1,807,581	(120,825)
Income (loss) from discontinued operations before income taxes, loss on equity investment, and non-controlling interest	(252,006)	1,685,468
Income tax	30,002	(306,780)
Income (loss) from discontinued operations before loss on equity investment and non-controlling interest	(282,008)	1,992,248
Loss on equity investment	(18,725)	-
Income (loss) from discontinued operations before non-controlling interest	(300,733)	1,992,248
Non-controlling interest income (loss) from discontinued operations	(273,108)	(171,628)
Net income (loss) attributable to Parent Company from discontinued operations	(27,625)	2,163,876
Comprehensive income statement
Net income (loss)from discontinued operations	(300,733)	1,992,248
Foreign currency translation loss	(1,691,420)	(1,016,433)

Total comprehensive income (loss) from discontinued operations	(1,992,153)	975,815

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements
The following table presents the major classes of assets and liabilities of discontinued operations of Communications reported in the consolidated balance sheets:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$-	$3,705,945
Restricted cash	-	1,602,699
Short-term financial instruments	-	716,154
Short-term loan receivable	-	126,529
Accounts receivables, net of allowance for doubtful accounts $0 and $645,335, respectively	-	5,299,951
Deferred tax assets - current	-	410,259
Prepaid expenses and other current assets	-	579,173
Total current assets of discontinued operations	-	12,440,710

Investments	-	93,168
Property and equipment, net	-	105,445
Intangible assets, net	-	438,781
Deposits	-	737,909
Deferred tax assets – non-current	-	590,433
Total non-current assets of discontinued operations	-	1,965,736

Accounts payable	$-	$320,251
Accrued expenses and other	-	2,546,062
Value added tax payable	-	202,857
Income tax payable	-	79,106
Short-term loan payable	-	337,410
Government grants outstanding for usage of future projects	-	30,431
Total current liabilities of discontinued operations	-	3,516,117

NOTE 4.	Earnings Per Share

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of stock options outstanding (using the treasury method).

The following table sets forth the computation of basic and diluted net income per common share:

	Years Ended December 31,
Periods Ended	2022	2021

Net income (loss)	$(27,625)	$2,163,876
Net income (loss) from continuing operations	-	-
Net income (loss) from discontinued operations	(27,625)	2,163,876

Weighted-average shares of common stock outstanding:
Basic	19,724,220	35,030,339
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-
Dilutive shares	19,724,220	35,030,339

Net income (loss) from continuing operations:
Earnings per share - Basic
Net income (loss) before non-controlling interest	$0.00	$0.00
Non-controlling interest	$0.00	$0.00
Earnings per share to stockholders	$0.00	$0.00

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$0.00	$0.00
Non-controlling interest	$0.00	$0.00
Earnings per share to stockholders	$0.00	$0.00

Net income (loss) from discontinued operations:
Earnings per share - Basic
Net income (loss) before non-controlling interest	$(0.01)	$0.06
Non-controlling interest	$(0.01)	$0.00
Earnings per share to stockholders	$0.00	$0.06

Earnings per share - Diluted
Net income (loss) before non-controlling interest	$(0.01)	$0.06
Non-controlling interest	$(0.01)	$0.00
Earnings per share to stockholders	$0.00	$0.06

No non-vested share awards or non-vested share unit awards were dilutive for the years ended December 31, 2022 and 2021.

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements
NOTE 5.	Deconsolidation of Subsidiaries

As of the Sell-Off date, which was September 29, 2022, the Company had approximately $12.6 million of total assets and $3.6 million of total liabilities on its consolidated balance sheet. As part of deconsolidation, we removed the balance of Accumulated Other Comprehensive Income (loss) which contains $2.4 million of foreign currency translation gain related to the Sell-Off companies. Those assets and liabilities were owned by Communications or Communications’ subsidiaries, such as I-ON, Ltd (Japanese subsidiary), eformworks Co., Ltd. (Korean subsidiary) and EIPGRID (Korean subsidiary). As a result of the Sell-Off Agreement, all assets and liabilities were transferred to JFJ.

Mr. Oh and Mr. Kim returned their shares of the Company, total 15,306,119 approximately 43% of total outstanding shares, to the Company in exchange for the transfer of all outstanding equity of Communications to JFJ. Stock price on September 29, 2022 was $0.067; therefore, the fair market value the proceeds was $1,025,510 which was calculated by multiplying the number of shares transferred to the stock price on September 29, 2022.

In accordance with FASB ASC 805, Business Combinations, the transaction was determined as transfers and exchanges between entities that are under the common control. Accordingly, the difference between the proceeds received by the Company and the book value of the Communications and Communication’s subsidiaries will be recognized as an equity transaction and no gain or loss would be recorded.

NOTE 6.	Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are issued. Any material events that occur between the balance sheet date and the date that the financial statements were issued are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements
As previously disclosed, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with I-ON Acquisition Corp., a Florida corporation (“IAC”) on September 28, 2022. Pursuant to the terms of the Purchase Agreement, IAC acquired 3,000 shares of a newly created Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred”) for proceeds in the amount of $250,000 (the “Subscription Amount”) in the form of a promissory note (the “Note”) which is secured by the pledge of the Series A Shares, the Series B Shares (as defined herein) and other assets of IAC in a Stock Pledge and Escrow Agreement (the “Pledge Agreement”). The Purchase Agreement was subsequently amended to include the subscription for 3,600 Series A Shares. Each Series A Preferred Share is convertible into Ten Thousand (10,000) shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock” and is entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate of Ten Thousand (10,000) votes per share of Series A Preferred.

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

The Company entered into a technology Licensing Agreement with I-ON Acquisition Corp. (“IAC”) on March 30, 2023. Under the terms and conditions of the Company’s precedent I-ON Digital – Nodalium Inc. Channel Partnership Master Agreement, the Company has formally granted I-ON Acquisition Corp. full use and access, specifically licensing up to 65 workstations, empowered by the Nodalium Enterprise Workflow/ Intelligent Automation Platform. The enterprise software platform solution features Nodalium’s Digital Trust product suite. I-ON Acquisition paid an upfront price of $110,500, or $1,700 per workstation, plus a one-time setup and registration fee of $20,000 for combined transaction amount of $130,500.

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements
The Company has reached an agreement in principle to purchase rights to an existing Asset Exchange Agreement involving the prior arms-length purchase by Orebits Acquisition Group and IAC involving ownership rights to 180 Orebits Gold-Backed Digital Assets (technically, 179.9742). Pursuant to the terms of the original  $335,700 transaction, the seller, an unrelated third-private party (as trustee), agreed to sell the Orebits Gold-Backed Digital Assets in exchange for a combination of cash and marketable securities. In acquiring the contractual rights I-ON will pay combination of $85,700 in cash and the equivalent of $250,000 in I-ON Digital Corp shares of the Company’s common stock. As calculated, this equates to 1,136,363.64 shares of I-ON Digital common stock at the previously published price of $0.22 to be issued to the original seller.

The subject 180 Orebits will be central to an asset digitization beta project involving the I-ON Digital Blockchain Platform, now under construction by I-ON Digital and technology partner INSTRUXI.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company had no audit committee. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

The Company entered into a technology Licensing Agreement with I-ON Acquisition Corp. (“IAC”) on March 30, 2023. Under the terms and conditions of the Company’s precedent I-ON Digital – Nodalium Inc. Channel Partnership Master Agreement, the Company has formally granted I-ON Acquisition Corp. full use and access, specifically licensing up to 65 workstations, empowered by the Nodalium Enterprise Workflow/ Intelligent Automation Platform. The enterprise software platform solution features Nodalium’s Digital Trust product suite. I-ON Acquisition paid an upfront price of $110,500, or $1,700 per workstation, plus a one-time setup and registration fee of $20,000 for combined transaction amount of $130,500.

The Company has reached an agreement in principle to purchase rights to an existing Asset Exchange Agreement involving the prior arms-length purchase by Orebits Acquisition Group and IAC involving ownership rights to 180 Orebits Gold-Backed Digital Assets (technically, 179.9742). Pursuant to the terms of the original  $335,700 transaction, the seller, an unrelated third-private party (as trustee), agreed to sell the Orebits Gold-Backed Digital Assets in exchange for a combination of cash and marketable securities. In acquiring the contractual rights I-ON will pay combination of $85,700 in cash and the equivalent of $250,000 in I-ON Digital Corp shares of the Company’s common stock. As calculated, this equates to 1,136,363.64 shares of I-ON Digital common stock at the previously published price of $0.22 to be issued to the original seller.

The subject 180 Orebits will be central to an asset digitization beta project involving the I-ON Digital Blockchain Platform, now under construction by I-ON Digital and technology partner INSTRUXI.

All of the securities referred to above were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D and/or Regulations promulgated thereunder. The securities have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below lists all current officers and directors of the Company as of the date of this report.  All officers serve at the discretion of the Board of Directors. The term of office of each of our directors expire at our next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

Name	Age	Position
Charles X. Montoya	64	Director, President

Rod Smith	67	Secretary

Carlos X. Montoya, 64, the former President and CEO of Republic Bank of Chicago (current assets: $2.2B), is the Founder and Managing Member of Tall Ship Resource Development LLC and its affiliate, Tall Ship Partners Fund, LLC (www.tallshippartnersfund.com) each is engaged in the development of U.S. and global markets, product & service enhancements, and expanded asset circulation opportunities for the Orebits Digital Asset. Mr. Montoya also serves as the Manager and Founder of MCM Advisors, LLC, a Bank and Financial Service-Bureau platform specializing in institutional level Banking, Capital and Strategic Advisory services. MCM is recognized for achieving several marketplace firsts in establishing an institutional-level Financial Ecosystem for the Orebits Digital Asset, incorporating a highly-secure Distributed Ledger Platform with Global Custody & Treasury Management Services enabled by a Blockchain interface for institutional level transaction capture, monitoring and reporting.

Rod Smith, 67, has amassed extensive executive leadership, market development expertise, and acumen along his entrepreneurial path, including negotiating and closing multi-million-dollar commercial real estate transactions and serving as the Founder and CEO of a public company that became a billion-dollar company.

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

Item 11. Executive Compensation

The following tables list the compensation of the Company’s principal executive officers and board members for the years ended December 31, 2022 and 2021.  The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)		Option Awards	All Other Comp. ($)		Total ($)

Carlos X. Montoya Director, President(1)	2022	─		─	─	─	─

Rod Smith Secretary(1)	2022	─		─	─	─	─

Jae Cheol Oh, Chairman, Chief Executive Officer, Chief Financial Officer (2)	2022	$88,166	-	$-	-	-		-	-	$88,166
	2021	$85,928	-	$-	-	-		-	-	$85,928

Hong Rae Kim, Director (2)	2022	$90,001	-	$-	-	-		-	-	$90,001
	2021	$79,022	-	$-	-	-		-	-	$79,022

Jae Ho Cho, Director (2)	2022	$104,157		$-	-	-		-	-	$104,157
	2021	$83,132	-	$-	-	-		-	-	$83,132

Eugene Hong, Director (3)	2022	$-	-	$-	-	-		-	-	$-
	2021	$-	-	$-	-	-		-	-	$-

Jean Koh, Director (3)	2022	$-	-	$-	-	-		-	-	$-
	2021	$-	-	$-	-	-		-	-	$-

Charlie Baik, Director (3)	2022	$5,242	-	$-	-	-		-	-	$5,242
	2021	$5,084	-	$-	-	-		-	-	$5,084

(1) Appointed February 1, 2023.
(2) Appointed January 25, 2018, resigned February 1, 2023.
(3) Appointed August 10, 2018, resigned February 1, 2023.

Compensation of Directors

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through to date.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during periods ending December 31, 2022 and December 31, 2021 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation Arrangements with Executive Management

There were no compensation contracts for any of the executives of the Company at the end of December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following tables set forth, as of the date of this Annual Report, the beneficial ownership of Common Stock for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (3) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock.  As of April 27, 2023, there were 20,994,242 shares of Common Stock outstanding.  Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Shareholder (1)	Beneficial Ownership	Percent of Class (2)
Carlos X. Montoya	─	*	%
Rod Smith	─	*	%
Officers and Directors as a Group (3 persons)	─	*	%

(1) The address for all officers, directors and beneficial owners is 1244 N. Stone Street, Unit #3, Chicago, Illinois 60610.
(2) Does not include the 36,000,000 shares of Common Stock underlying the conversion of 3,600 shares of Series A Convertible Preferred Stock, par value $0.0001 per share which is convertible into Common Stock at the rate of ten thousand (10,000) per share, held by I-ON Acquisition Corp., over which Mr. Montoya holds voting and dispositive control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company receives loan guarantees from the chief executive officer with regards to its long-term borrowing, and the Company’s restricted cash provided as collateral to the Company’s chief executive officer’s loans.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, in connection with the audit of our financial statements for the years ended December 31, 2022 and 2021, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended December 31, 2022 ($)	Year Ended December 31, 2021 ($)
Audit fees	$74,000	$75,000
Audit-related fees	0	-0-
Tax fees		8,000
All other fees	0	-0-
Total	$74,000	$82,000

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2022.

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

10.5
Amendment No. 1 to Agreement and Plan of Merger and Reorganization (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2021, and incorporated herein by reference)

10.6
Amendment No. 2 to Agreement and Plan of Merger and Reorganization (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2021, and incorporated herein by reference)

10.6
Series A Preferred Securities Purchase Agreement, dated as of September 28 2022 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

10.7
Series B Preferred Securities Contribution Agreement, dated as of September 28 2022 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

10.8	Promissory Note dated September 28, 2012 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

10.9	Stock Pledge and Escrow Agreement dated September 28, 2022 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

10.10
Equity Transfer Agreement among I-ON Digital Corp., I-On Communications Co., Ltd. and JFJ Digital Corp. (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

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

Dated: April 27, 2023

I-ON DIGITAL CORP.

	By:	/s/ Carlos X. Montoya
Name: Carlos X. Montoya
		Title:	Chairman, President (Principal Executive, Financial and Accounting Officer)