Form 10-Q
period 2023-03-31
I-ON Digital Corp.
filed 2023-05-22
CIK 1580490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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

1244 N. Stone Street, Unit 3, Chicago, IL 60610
(Address of principal executive offices, including zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IONI	OTC Markets

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of May _, 2023
Common Stock, $0.0001 par value per share	[0] shares

PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

The unaudited interim financial statements of I-ON Digital Corp. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

I-ON Digital Corp.

I-ON Digital Corp.

Condensed Balance Sheets (Unaudited)

	March 31, 2023	December 31, 2022

ASSETS

Current assets:
Cash and cash equivalents	$350,000	$-

Total current assets	350,000	-

Non-current assets:
Intangible assets, net	84,000	-

Total non-current assets	84,000	-

Total Assets	$434,000	$-

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued expenses	$88,980	$-
Deferred revenue - related party	130,500	-
Due to related parties	174,500	-
Other current liabilities - related party	219,500	-
Total current liabilities	613,480	-

Total liabilities	613,480	-

Commitments and contingencies

Stockholders’ Equity
Preferred stock Series A - $0.0001 par value; authorized 6,000 shares And 3,600 shares and zero issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock - $0.0001 par value; authorized 100,000,000 shares;25,723,870 shares and 19,724,220 issued and outstanding at March 31, 2023 and December 31, 2022	2,572	1,972
Additional paid-in-capital	2,688,791	2,689,391
Accumulated retained earnings	(2,870,843)	(2,691,363)
Total stockholders’ equity (deficit)	(179,480)	-

Total Liabilities and Stockholders’ Equity	$434,000	$-

See accompanying notes to unaudited condensed  financial statements.

I-ON Digital Corp.

Condensed Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022 (Consolidated)

Net sales		$-		$-
Cost of goods sold		-		-
Gross profit		-		-

Operating expense
Professional fees		116,000		-
General and administrative expenses		63,480		-
Total expenses from operations		179,480		-
Income (loss) from continuing operations		(179,480)		-

Income (loss) from discontinued operations		-		(702,192)
Income (loss) on equity investment and other income		-		974,151
Income (loss) from discontinued operations before income taxes and non- controlling interest		(179,480)		271,959

Provision for income taxes		-		-

Income (loss) before non-controlling interest		(179,480)		271,959

Non-controlling interest (loss)		-		(140,515)
Net loss from continued operations		(179,480)		-
Net income attributable to Parent Company from discontinued operations		$-		$412,474

Comprehensive income statement:
Net income (loss) from continuing operations		$(179,480)		$-
Net income (loss) from discontinued operations		-		271,959
Foreign currency translation loss		-		(227,991)
Total comprehensive income (loss) from discontinued operations		$-		$43,968

Basic earnings per share from continuing operations
Net loss before non-controlling interest		$(0.01)	$	N/A
Non-controlling interest		$0.00	$	N/A
Earnings per share to stockholders		$(0.01)	$	N/A

Basic earnings per share from discontinued operations
Net loss before non-controlling interest	$	N/A		$0.01
Non-controlling interest	$	N/A		$0.00
Earnings per share to stockholders	$	N/A		$0.01

Diluted earnings per share from discontinued operations
Net loss before non-controlling interest	$	N/A		$0.01
Non-controlling interest	$	N/A		$0.00
Earnings per share to stockholders	$	N/A		$0.01

Weighted average number of common shares outstanding:
Basic		22,657,308		35,030,339
Diluted		50,657,308		35,030,339

See accompanying notes to unaudited condensed  financial statements.

I-ON Digital Corp.
Condensed Statements of Stockholders’ Equity (Unaudited)

			Preferred Stock
	Common Stock		Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 2022	19,724,220	$1,972	-	-	-	$-	$2,689,391	$(2,691,363)	$-
Issuance of preferred stock - series A	-	-	3,600	$-	-	-	214,286	-	214,286
Distribution	-	-	-	-	-	-	(250,000)	-	(250,000)
Issuance of preferred stock - series B	-	-	-	-	6,000	1	35,713	-	35,714
Preferred stock series B conversion to Common Stock	6,000,000	600	-	-	(6,000)	(1)	(599)	-	-
Common stock cancellation	(350)	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	(179,480)	(179,480)

Balance at March 31, 2023	25,723,870	$2,572	3,600	$-	-	$-	$2,688,791	$(2,870,843)	$(179,480)

	Common Stock					(Consolidated)
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders’ Equity	Non- Controlling Interest	Preferred Stock	Total Stockholders’ Equity

Balance at December 31, 2021	35,030,339	$3,503	$3,713,370	$7,681,661	$(709,478)	$(726,500)	$9,962,556	$(165,796)	$1,093,569	$10,890,392
Foreign currency translation	-	-	-	-	-	(227,991)	(227,991)	-	-	(227,991)
Net income (loss)	-	-	-	412,474	-	-	412,474	30,682	-	443,156

Balance at March 31, 2022	35,030,339	$3,503	$3,713,370	$8,094,135	$(709,478)	$(954,491)	$10,147,039	$(135,114)	$1,093,569	$11,105,494

See accompanying notes to unaudited condensed financial statements.

I-ON Digital Corp.

Condensed Statements of Cash Flows (Unaudited)

Three months ended March 31,	2023	2022 (Consolidated)

Cash flows from operating activities:
Net income (loss)	$(179,480)	$-
Changes in assets and liabilities
Accrued expenses	88,980	-
Deferred revenue - related party	130,500	-
Other current liabilities - related party	219,500	-
Net cash provided by (used in) continuing operations	259,500	-
Net cash provided by (used in) discontinued operations	-	(105,460)
Total net cash provided by (used in) operating activities	259,500	(105,460)

Cash flows from investing activities:
Purchase of intangible assets	(84,000)	-
Total net cash provided by (used in) continuing investing activities	(84,000)	-
Total net cash provided by (used in) discontinued investing activities	-	55,477
Total net cash provided by (used in) investing activities	(84,000)	55,477

Cash flows from financing activities:
Proceeds from issuance of preferred stock Series A	214,286	-
Proceeds from issuance of preferred stock Series B	35,714	-
Distribution	(250,000)	-
Advances from related parties	174,500	-
Total net cash provided by (used in) continuing financing activities	174,500	-
Total net cash provided by (used in) discontinued financing activities	-	(7,444)
Total net cash provided by (used in) financing activities	174,500	(7,444)

Effect of foreign currency translation on cash and cash equivalents	-	(22,749)

Net increase (decrease) in cash and cash equivalents	350,000	(80,176)

Cash and cash equivalents including restricted cash, beginning of period	-	5,308,644

Cash and cash equivalents including restricted cash, end of period	$350,000	$5,228,468

Supplemental disclosure of cash flow information:
Continuing operations:
Interest paid	$-	$-
Taxes paid	$-	$-

Discontinued operations:
Interest paid	$-	$7,039
Taxes paid	$-	$2,162

See accompanying notes to unaudited condensed financial statements.

I-ON Digital Corp.

Notes to Condensed Financial Statements (Unaudited)

NOTE 1:	Organization and Operations

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

On September 28, 2022, I-On Digital Corp. (the “Company,” “we,” “us” or “our”) entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with I-ON Acquisition Corp., a Florida corporation (“IAC”). In January 2023, the Purchase Agreement was executed and the ownership changed to IAC. The Company adopted the operations of IAC. Accordingly, the Company is in the business of providing digital-based enterprise solutions, including the digitization and distribution of precious metals, primarily gold and other asset-based digital securities on the Blockchain.

In March 2023, the Company signed a marketing consulting service agreement with a marketing consulting service company (the “Consultant”). According to the agreement, the Consultant will provide a comprehensive marketing, branding, and investor relation team focused on amplifying, growing, and refining the Company’s brand messaging and thought leadership position in the precious metals, web 3.0 and overall financial market place. The term is eighteen (18) months and renew automatically in six (6) month increments. The Company pays $11,000 for the monthly fees.

NOTE 2.	Summary of Significant Accounting Policies

The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

I-ON Digital Corp.

Notes to Condensed Financial Statements (Unaudited)

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the balance sheet as of December 31, 2022, which has been derived from audited financial statements, and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company had no revenues since the Sell-off of its subsidiaries in September 2022. As of March 31, 2023, the Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is a remaining concern about the Company’s ability to continue as a going concern.

The Company’s business prospects have changed since new management took control of operations in January 2023. During the period ended March 31, 2023, Management commenced new initiatives in technology development and acquisitions. In connection with these initiatives, Management plans to prepare the Company for capital formation and new business development through capital raising vehicles. Management’s efforts are noted, though there can be no assurances that the Company will be successful in this or any of its endeavors.

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As a result, actual results could materially differ from these estimates.

Foreign Currency Transaction and Translation

The Company’s principal country of operations was Korea. The financial position and results of operations of the Company were determined using the local currency, Korean Won (“KRW”), as the functional currency.

●
I-ON, Ltd (Japanese subsidiary) – The financial position and results of operations of I-ON, Ltd, the Japanese subsidiary of the Company, were initially recorded using its local currency, Japanese Yen (“JPY”). Assets and liabilities denominated in foreign currency were translated to the functional currency at the functional currency rate of exchange at the balance sheet date. The results of operations denominated in foreign currency were translated at the average rate of exchange during the reporting period. All differences were reflected in profit or loss.

●
Consolidation – Assets and liabilities denominated in foreign currencies at the balance sheet date were translated at the exchange rates prevailing at the balance sheet date. The results of operations were translated from KWR to US Dollar at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency was translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency, US Dollar, were dealt with as a component of accumulated other comprehensive income.

I-ON Digital Corp.

Notes to Condensed Financial Statements (Unaudited)

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

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle: 1: Identify the contract with the customer; 2: Identify the performance obligations in the contract; 3: Determine the transaction price; 4: Allocate the transaction price to the performance obligations in the contract; and Step 5: Recognize revenue when the Company satisfies a performance obligation.

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

I-ON Digital Corp.

Notes to Condensed Financial Statements (Unaudited)

Digital Assets

Digital assets are accounted for as indefinite-lived intangible assets, and are initially measured at cost, in accordance with ASC 350 – “Intangibles-Goodwill and Other” (“ASC 350”). Digital assets can be sold at will, held for investment as such, are classified as a non-current asset.

These digital assets are not amortized, but are assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived intangible asset is impaired. Whenever the exchange-traded price of digital assets declines below its carrying value, the Company has determined that an impairment exists and records impairment equal to the amount by which the carrying value exceeds the fair value.

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

I-ON Digital Corp.

Notes to Condensed Financial Statements (Unaudited)

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash and cash equivalents, short-term financial instruments, short-term loans, accounts receivable, investments, accounts payables and debt. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of our debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us.

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 for the three months ended March 31, 2023 and 2022.

Contingencies

Accounting guidance requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires significant judgment. Many of these legal matters can take years to resolve. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and trade receivable arising from its normal business activities. The Company currently does not have a cash account. The Company will deposit its cash in high credit quality institutions. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

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

I-ON Digital Corp.

Notes to Condensed Financial Statements (Unaudited)

For purposes of determining the variables used in the calculation of stock-based compensation issued to employees, the Company performs an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted any fluctuations in these calculations could have a material effect on the results presented in our statements of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Non-controlling Interests

Non-controlling interests are measured at their proportionate share of the acquiree’s identifiable net assets at the acquisition date and is adjusted at each reporting date for the net income (loss) attributable to that non-controlling interest during that period.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this standard apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after March 31, 2023. The amendments in this standard are elective and are effective upon issuance for all entities. The Company is evaluating the expedients and exceptions provided by the amendments in this standard to determine their impact.

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

As a result of the Sell-Off, Communications ceased being a subsidiary of the Company. Accordingly, the operating results of Communications are reported in pretax income (loss), income tax, income (loss) before loss on equity investment, loss on equity investment, income (loss) before non-controlling interest, non-controlling interest income (loss), and net income (loss) from discontinued operations in the Statements of Operations for all periods presented. In addition, the related assets and liabilities held prior to the Sell-Off are reported as Assets and Liabilities of Discontinued Operations on the Balance Sheets.

In accordance with FASB ASC 805, Business Combinations, the transaction was determined to be transfers and exchanges between entities under the common control. Accordingly, the difference between the proceeds received by the Company and the book value of the Communications and Communication’s subsidiaries has been recognized as an equity transaction and no gain or loss has been recorded.

I-ON Digital Corp.

Notes to Condensed Financial Statements (Unaudited)

The following table presents the components of discontinued operations in relation to Communications reported in the statements of operations:

	Three months ended March 31,
	2023	2022 (Consolidated)

Net Sales	-	2,465,628
Operating costs and expenses	-	3,167,820
Income (loss) from operations before other income and income taxes	-	(702,192)
Other income (loss)	-	974,151
Income (loss) from discontinued operations before income taxes, loss on equity investment, and non-controlling interest	-	271,959
Income tax	-	-
Income (loss) from discontinued operations before loss on equity investment and non-controlling interest	-	271,959
Loss on equity investment	-	-
Income (loss) from discontinued operations before non-controlling interest	-	271,959
Non-controlling interest income (loss) from discontinued operations	-	(140,515)
Net income (loss) attributable to Parent Company from discontinued operations	-	412,474
Comprehensive income statement
Net income (loss) from discontinued operations	-	271,959
Foreign currency translation loss	-	(227,991)

Total comprehensive income (loss) from discontinued operations	-	43,968

NOTE 4.	Earnings Per Share

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of stock options outstanding (using the treasury method).

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
Periods Ended	2023		2022 (Consolidated)

Net income (loss)		$(179,480)	$271,959
Net income (loss) from continuing operations		(179,480)	-
Net income (loss) from discontinued operations		-	271,959

Weighted-average shares of common stock outstanding:
Basic		22,657,308	35,030,339
Convertible notes		28,000,000	-
Dilutive shares		50,657,308	35,030,339

Net income (loss) from continuing operations:
Earnings per share - Basic
Net income (loss) before non-controlling interest		$(0.01)	$0.01
Non-controlling interest		$0.00	$0.00
Earnings per share to stockholders		$(0.01)	$0.01

Earnings per share - Diluted
Net income (loss) before non-controlling interest		$0.00	$0.01
Non-controlling interest		$0.00	$0.00
Earnings per share to stockholders		$0.00	$0.01

Net income (loss) from discontinued operations:
Earnings per share - Basic
Net income (loss) before non-controlling interest	$	N/A	$0.01
Non-controlling interest	$	N/A	$0.00
Earnings per share to stockholders	$	N/A	$0.01

Earnings per share - Diluted
Net income (loss) before non-controlling interest		$0.00	$0.01
Non-controlling interest		$0.00	$0.00
Earnings per share to stockholders		$0.00	$0.01

I-ON Digital Corp.

Notes to Condensed Financial Statements (Unaudited)

NOTE 5.	Deconsolidation of Subsidiaries

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

NOTE 6.	Intangible Assets

In March 2023, the Company paid, through Orebits Acquisition Group (a related party), $84,000 to Oktane Media for Nodalium Channel Partnership Agreement & Transaction Costs, through which the Company obtain certain license that allow the Company to resell the license. The license fee covers one year. The asset will be amortized over the next twelve months starting from April 2023.

NOTE 7.	Related Party Transactions

The Company’s major shareholder pays the expenses for the company’s operations and certain capital expenditures. For the three months ended March 31, 2023 and 2022, the major shareholder paid expense of $174,500 and $0, respectively. As of March 31, 2023 and December 31, 2022, the balances due to the major shareholder were $174,500 and $0, respectively. These advances from the major shareholder are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

In March 30, 2023, the Company sub-leased its software license to I-ON Acquisition Inc. for the annual fees of $130,500. The Company received the full amount and recorded as deferred revenue. The Company will recognize the revenue over the next twelve months starting from April 2023.

NOTE 8.	Stockholders’ Equity

As indicated in NOTE 3, on September 29, 2022, the Company effectuated an Equity Transfer Agreement (the “Sell-Off Agreement”) among the Company, Communications and JFJ Digital Corp., a Delaware corporation (“JFJ”), whereby all of the outstanding equity of Communications was transferred to JFJ in exchange for the return of 15,306,119 shares of the Company’s Common Stock held by Jae Cheol Oh and Hong Rae Kim, the Company’s principal executive officer and members of the Board of Directors (the “Sell-Off”). After the “Sell-off”, the Company had 19,724,220 common shares outstanding.

In September 2022, the Company established a series of preferred stock as “Series A Convertible Preferred Stock”. The authorized number of Series A Preferred Shares is six thousand (6,000). Each Series A Convertible Preferred Share has a par value of $0.0001. In January 2023, the Company issued 3,600 shares of convertible preferred stock – Series A for $214,286 cash consideration . Also according to SPA, the $214,286 was distributed to the former major shareholder. Each Series A Preferred Share is convertible into Ten Thousand (10,000) shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and is entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate of Ten Thousand (10,000) votes per share of Series A Preferred.

I-ON Digital Corp.

Notes to Condensed Financial Statements (Unaudited)

In September 2022, the Company established a series of preferred stock as “Series B Convertible Preferred Stock”. The authorized number of Series B Preferred Shares is six thousand (6,000). Each Series B Convertible Preferred Share has a par value of $0.0001.  In January 2023, the Company issued 6,000 shares of preferred stock Series B according to a Contribution Agreement (the “Contribution Agreement”) with certain Purchasers (the “Purchasers”) pursuant to which the Purchasers agreed to purchase 6,000 shares of a newly created Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred”), for the consideration of cash $35,714. Each Series B Convertible Preferred Share is convertible into one thousand (1,000) shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”).

Also in January 2023, the 6,000 preferred stock Series B were converted to 6,000,000 common shares.

Again in January 2023, the Company cancelled 350 shares of common stock per shareholders’ request.

As of March 31, 2023, the Company had 25,723,870 shares of common stock issued and outstanding.

NOTE 9.	Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent event except the following:

On March 31, 2023, a Securities and Purchase Agreement (the “Agreement”) was entered between the Company and I-ON Acquisition Corp. (the “Purchaser”). According to the Agreement, the Company agreed to sell, and the Purchaser agreed to purchase, $1,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share at the price of $219.50 per share. Meanwhile, the Purchasers delivered to the bank account of the Company, via wire transfer immediately available funds equal to the purchase price of Two Hundred Nineteen Thousand and five Hundred Dollars ($219,500). The 1,000 shares of Series A Preferred Shares were issued in May 2023 before the issuance of the condensed financial statements.

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

Our unaudited interim financial statements for the three months ended March 31, 2023 and 2022 and as of March 31, 2023 and December 31, 2022 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2022, as filed in our annual report on Form 10-K.

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

On September 28, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with I-ON Acquisition Corp., a Florida corporation (“IAC”). Pursuant to the terms of the Purchase Agreement, as amended, IAC acquired 3,600 shares of a newly created Series A Convertible Preferred Stock, par value $0.0001 per share  (the “Series A Preferred”) for proceeds in the amount of $214,286 (the “Subscription Amount”) in the form of a promissory note (the “Note”) which was secured by the pledge of the Series A Shares, the Series B Shares (as defined herein) and other assets of IAC in a Stock Pledge and Escrow Agreement (the “Pledge Agreement”).  Each Series A Preferred Share is convertible into Ten Thousand (10,000) shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock” and is entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate of One Hundred (100) votes per share of Series A Preferred.

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

As a result of the Sell-Off, Communications ceased being a subsidiary of the Company. Accordingly, the operating results of Communications are reported in net loss from discontinued operations, net of income taxes in the Statements of Operations for all periods presented. In addition, the related assets and liabilities held prior to the Sell-Off are reported as Assets and Liabilities of Discontinued Operations on the Balance Sheets. All amounts and disclosures included in the Notes to Financial Statements reflect only the Company's continuing operations unless otherwise noted.

On September 28, 2022, I-On Digital Corp. (the “Company,” “we,” “us” or “our”) entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with I-ON Acquisition Corp., a Florida corporation (“IAC”). In January 2023, the Purchase Agreement was executed and the ownership changed to IAC. The Company adopted the operations of IAC. Accordingly, the Company is in the business of providing digital-based enterprise solutions, including the digitization and distribution of precious metals, primarily gold, and other asset-based digital securities on the Blockchain.

Results of Operations

Net Sale

The sales for the three months ended March 31, 2023 and 2022 were $0 and $2,465,628, respectively. Due to the “Sell-off” its subsidiaries in September 2022, there is no sales since then.

Cost of Goods Sold

The costs for the three months ended March 31, 2023 and 2022 were $0 and 2,292,526, respectively. For the same reason explained above, there was no cost for the three months ended March 31, 2023.

Gross Profit

The gross profit for the three months ended March 31, 2022 was $173,102. For the same reason, there was not gross profit for the three months ended March 31, 2023.

Operating Expenses

Operating expenses consist of research and development expenses and general and administrative expenses.

Operating expenses for the three months ended March 31, 2022 contains $200,308 of research and development and $674,986 of general and administrative expenses. Comparing with the three ended March 31, 2022, the operating expenses for the three months ended March 31, 2023 was $179,480, containing $116,000 of professional fees and $63,480 of general and administrative expenses.

The significant decrease in operating expenses was due to the “Sell-off” the Company’s subsidiaries and not many activities since then.

Other Income (Expense)

For the three months ended March 31, 2022, the Company had other income of $941,118 received from SK E&S for small businesses research and development projects. For the three months ended March 31, 2023, there was no such an income due to various changes of the Company, mainly the Company sold its former business and the change of the ownership. The Company, under the new ownership and management, changed its business operations.

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $0 for the three months ended March 31, 2023 compared to loss of $227,991 for the three months ended March 31, 2022.  There was no foreign currency translation gain/loss for the three months ended March 31, 2023 was due to the Sell-off of its subsidiaries so that there were no foreign currency transactions since then.

Liquidity and Capital Resources

As of March 31, 2023 the Company had established its own cash/bank account

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2023 was $259,500, compared to the cash used in operating activities $105,460 for the three months ended March 31, 2022, an increase of $365,660. The increase was mainly due to $130,500 cash received for deferred revenue and $219,500 cash received for the pending issuance of preferred stock.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2023 was $84,000, compared to cash provided by investing activities $55,477 for the three months ended March 31, 2022, a decrease of $139,477.  The decrease in cash in investing activities was due to the purchase of intangible assets of $84,000.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 was $174,500, compared to cash used in financing activities $7,444 for the three months ended March 31, 2022, an increase of $181,944.  The increase was primarily due to the advances of $174,500 from its major shareholder.

Critical Accounting Estimates

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management.  Management has carefully considered the recently issued accounting pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Exchange Act, our management, including our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2023, the last day of the period covered by this Quarterly Report. Based on this evaluation, our management, including our principal executive and financial officer, concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Limitations on Effectiveness of Controls

Our management, including our principal executive and financial officer, does not expect that our disclosure controls and procedures, or our system of internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act), will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system are met. The design of our control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

Changes in Internal Control over Financial Reporting

Due to the Company’s recent change of control during the period, there were significant changes in our internal control over financial reporting.  Most significantly was the return of all financial transactions to occur in the United States than were previously being effected in the Republic of Korea.  In addition, the Company has established formal iterative review processes which provide oversight to the Company’s efforts for ensuring appropriate and timely internal control over financial reporting including the formation of an audit committee, implementation of controls and multiple approval requirements to all bank accounts, dual approval requirements for certain expenses and requiring governance training of all directors and executive officers.

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

In January 2023, 6,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share, were converted to 6,000,000 common shares.

On March 31, 2023, the Company and I-ON Acquisition Corp. (the “Purchaser”) entered into a Securities and Purchase Agreement (the “Agreement”). Pursuant to the terms of the Agreement, the Company agreed to sell, and the Purchaser agreed to purchase, 1,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, at the price of $219.50 per share for the purchase price of Two Hundred Nineteen Thousand and five Hundred Dollars ($219,500). The 1,000 shares of Series A Preferred Shares were issued in May 2023 before the issuance of the condensed financial statements.

All of the securities referred to above were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. None of the foregoing securities as well the Common Stock issuable upon conversion or exercise of such securities, have been registered under the Securities Act or any other applicable securities laws and are deemed restricted securities, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1
Certification of Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2023	I-ON DIGITAL CORP.

	By:	/s/ Carlos X. Montoya
Carlos X. Montoya
Chairman, President
(Principal Executive, Financial and Accounting Officer)