Form 10-Q
period 2023-06-30
I-ON Digital Corp.
filed 2023-08-21
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IONI	OTC Markets

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August. 21, 2023
Common Stock, $0.0001 par value per share	27,410,234 shares

2

PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

The unaudited interim financial statements of I-ON Digital Corp. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

3

I-ON Digital Corp.

I-ON Digital Corp.

Condensed Balance Sheets (Unaudited)

	June 30, 2023	December 31, 2022

ASSETS

Current assets:
Cash and cash equivalents	$100,802	$-
Prepayments	70,583	-
Total current assets	171,385	-

Non-current assets:
Intangible assets, net	582,690	-

Total non-current assets	582,690	-

Total Assets	$754,075	$-

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued expenses	$102,473	$-
Deferred revenue – related party	97,875	-
Due to related parties	119,690	-
Other current liabilities	171,342	-
Total current liabilities	491,380	-

Total liabilities	491,380	-

Commitments and contingencies

Stockholders’ Equity
Preferred stock Series A - $0.0001 par value; authorized 6,000 shares and 4,600 shares and zero issued and outstanding at June 30, 2023 and December 31, 2022	0	-
Common stock - $0.0001 par value; authorized 100,000,000 shares;27,410,234 shares and 19,724,220 issued and outstanding at June 30, 2023 and December 31, 2022	2,741	1,972
Additional paid-in-capital	3,279,122	2,689,391
Accumulated retained earnings	(3,019,168)	(2,691,363)
Total stockholders’ equity (deficit)	262,695	-

Total Liabilities and Stockholders’ Equity	$754,075	$-

See accompanying notes to unaudited condensed financial statements.

I-ON Digital Corp.

Condensed Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022 (Consolidated)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022 (Consolidated)

Net sales – related party	$32,625	-	32,625	$-
Cost of Sale	21,000	-	21,000	-
Gross profit	11,625	-	11,625	-

Operating expense
Professional fees	67,760	-	183,760	-
General and administrative expenses	92,190	-	155,670	-
Total expenses from operations	159,950	-	339,430	-
Income (loss) from continuing operations	(148,325)	-	(327,805)	-

Income (loss) from discontinued operations	-	(447,216)	-	(1,149,408)
Income (loss) on equity investment and other income	-	(68,955)	-	905,196
Income (loss) from discontinued operations before income taxes and non- controlling interest	(148,325)	(516,171)	-	(244,212)

Provision for income taxes	-	30,880	-	30,880

Income (loss) before non-controlling interest	(148,325)	(547,051)	-	(275,092)

Non-controlling interest (loss)	-	(95,652)	-	(236,167)
Net loss from continued operations	(148,325)		(327,805)	-
Net income attributable to Parent Company from discontinued operations	$-	(451,399)	-	$(38,925)

Comprehensive income statement:
Net income (loss) from continuing operations	$(148,325)		(327,805)	$-
Net income (loss) from discontinued operations	-	(547,051)	-	(275,092)
Foreign currency translation loss	-	(485,578)	-	(713,569)
Total comprehensive income (loss) from discontinued operations	$-	(1,032,629)	-	$(988,661)
Total comprehensive income (loss) from continued operations	$(148,325)	-	(327,805)	-

Basic earnings per share from continuing operations
Net loss before non-controlling interest	$(0.00)	-	$(0.01)	-
Non-controlling interest	-	-	-	-
Earnings per share to stockholders	$(0.00)	-	$(0.01)	-

Basic earnings per share from discontinued operations
Net loss before non-controlling interest	-	$(0.02)	-	$(0.01)
Non-controlling interest	-	$(0.02)	-	$(0.01)
Earnings per share to stockholders	-	$(0.02)	-	$(0.01)

Diluted earnings per share from discontinued operations
Net loss before non-controlling interest	-	-	-	-
Non-controlling interest	-	-	-	-
Earnings per share to stockholders	-	-	-	-

Weighted average number of common shares outstanding:
Basic	26,668,975	35,030,339	24,674,224	35,030,339
Diluted	26,668,975	35,030,339	24,674,224	35,030,339

See accompanying notes to unaudited condensed financial statements.

I-ON Digital Corp.

Condensed Statements of Stockholders’ Equity (Unaudited)

			Preferred Stock (Par value $0.0001)				Additional			Accumulated Other	Total Company	Non-		Total
	Common Stock		Series A		Series B		Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Preferred	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (loss)	Equity	Interest	Stock	Equity

Balance at December 31, 2022	19,724,220	1,972	-	-	-	-	2,689,391	(2,691,363)	-	-	-	-	-	-
Issuance of preferred stock - series A	-	-	3,600	0	-	-	214,286	-	-	-	214,286	-	-	214,286
Distribution	-	-	-	-	-	-	(250,000)	-	-	-	(250,000)	-	-	(250,000)
Issuance of preferred stock - series B	-	-	-	-	6,000	1	35,713	-	-	-	35,714	-	-	35,714
Preferred stock series B conversion to Common Stock	6,000,000	600	-	-	(6,000)	(1)	(599)	-	-	-	-	-	-	-
Common stock cancellation	(350)	0	-	-	-	-	-	-	-	-	0	-	-	0
Net income (loss)	-	-	-	-	-	-	-	(179,480)	-	-	(179,480)	-	-	(179,480)

Balance at March 31, 2023	25,723,870	2,572	3,600	0	-	-	2,688,791	(2,870,843)	-	-	(179,480)	-	-	(179,480)

Common stock issued for services	550,000	55	-	-	-	-	120,945	-	-	-	121,000	-	-	121,000
Common stock issued for intangible asset	1,136,364	114	-	-	-	-	249,886	-	-	-	250,000	-	-	250,000
Issuance of preferred stock A	-	-	1,000	0	-	-	219,500	-	-	-	219,500	-	-	219,500
Net income (loss)	-	-	-	-	-	-	-	(148,325)	-	-	(148,325)	-	-	(148,325)

Balance at June 30, 2023	27,410,234	2,741	4,600	0	-	-	3,279,122	(3,019,168)	-	-	262,695	-	-	262,695

			Preferred Stock (Par value $0.0001)				Additional			Accumulated Other	Total Company	Non-		Total
	Common Stock		Series A		Series B		Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Preferred	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (loss)	Equity	Interest	Stock	Equity

Balance at December 31, 2021	35,030,339	3,503	-	-	-	-	3,713,370	7,681,661	(709,478)	(726,500)	9,962,556	(165,796)	1,093,569	10,890,329
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(227,991)	(227,991)	-	-	(227,991)
Net income (loss)								412,474	-	-	412,474	25,281	-	437,755

Balance at March 31, 2022	35,030,339	3,503	-	-	-	-	3,713,370	8,094,135	(709,478)	(954,491)	10,147,039	(140,515)	1,093,569	11,100,093

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(485,578)	(485,578)	-	-	(485,578)
Net income (loss)	-	-	-	-	-	-	-	(451,399)	-	-	(451,399)	(261,448)	-	(712,847)

Balance at June 30, 2022	35,030,339	3,503	-	-	-	-	3,713,370	(451,399)	(709,478)	(1,440,069)	9,210,062	(401,963)	1,093,569	9,901,668

See accompanying notes to unaudited condensed financial statements.

I-ON Digital Corp.

Condensed Statements of Cash Flows (Unaudited)

Six months ended June 30,	2023	2022 (Consolidated)

Cash flows from operating activities:
Net income (loss)	$(327,805)	$-
Adjustments
Stock compensation	121,000	-
Amortization	21,000	-
Changes in assets and liabilities
Prepaid expenses and other current assets	(70,583)	-
Accrued expenses	102,473
Deferred revenue – related party	97,875	-
Other current liabilities – related party	171,342	-
Net cash provided (used) in continuing operations	115,302	-
Net cash provided (used) in discontinued operations	-	(1,530,783)
Total net cash provided by (used in) operating activities	115,302	(1,530,783)

Cash flows from investing activities:
Purchase of intangible assets	(353,690)	-
Total net cash provided (used) in continuing investing activities	(353,690)	-
Total net cash provided (used) in discontinued investing activities	-	(374,573)
Total net cash provided (used) in investing activities	(353,690)	(374,573)

Cash flows from financing activities:
Proceeds from issuance of preferred stock Series A	433,786	-
Proceeds from issuance of preferred stock Series B	35,714	-
Distribution per stock purchase agreement	(250,000)	-
Advances from related parties	119,690	-
Total net cash provided (used) in continuing financing activities	339,190	-
Total net cash provided (used) in discontinued financing activities	-	247,517
Total net cash provided by (used in) financing activities	339,190	247,517

Effect of foreign currency translation on cash and cash equivalents	-	(293,722)

Net increase (decrease) in cash and cash equivalents	100,802	(1,951,561)

Cash and cash equivalents including restricted cash, beginning of period	-	5,308,644

Cash and cash equivalents including restricted cash, end of period	$100,802	$3,357,083

Supplemental disclosure of cash flow information:
Continuing operations:
Interest paid	$-	$-
Taxes paid	$-	$-

Discontinued operations:
Interest paid	$-	$3,996
Taxes paid	$-	$14,006

Supplemental disclosure of non-cash flow information:
Continuing operations:
Issuance of common stock for intangible assets	$250,000	$-
Issuance of common stock for services	$121,000	$-

See accompanying notes to unaudited condensed financial statements.

I-ON Digital Corp.

Notes to Condensed Financial Statements (Unaudited)

NOTE 1: Organization and Operations

I-ON Digital Corp. (“the Company”) was incorporated on July 5, 1999 and is engaged in providing digital-based enterprise solutions, including the digitization and distribution of precious metals, primarily gold and other asset-based digital securities on the Block chain. The corporate headquarter was located at 15 Teheran-ro 10-gil Gangnam-gu Seoul, South Korea. The Company provided enterprise content management services to customers primarily in Korea, Japan and Indonesia, by developing industry-leading products such as ICS (web content management system), iDrive (e-document management system), LAMS (load aggregator’s management system), e.Form (mobile contract system), IDAS (digital asset management system) and ICE (content delivery system).

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

As a result of the Sell-Off, Communications ceased being a subsidiary of the Company. Accordingly, the operating results of Communications are reported in pretax income (loss), income tax, income (loss) before loss on equity investment, loss on equity investment, income (loss) before non-controlling interest, non-controlling interest income (loss), and net loss from discontinued operations, in the Statements of Operations for all periods presented. In addition, the related assets and liabilities held prior to the Sell-Off are reported as Assets and Liabilities of Discontinued Operations on the Balance Sheets. All amounts and disclosures included in the Notes to Financial Statements reflect only the Company’s continuing operations unless otherwise noted. For additional information, see Note 3 “Discontinued Operations” and Note 5 “Deconsolidation of Subsidiaries.”

On September 28, 2022, I-ON Digital Corp. (the “Company,” “we,” “us” or “our”) entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with I-ON Acquisition Corp., a Florida corporation (“IAC”). In January 2023, the Purchase Agreement was executed and the ownership changed to IAC. The Company adopted the operations of IAC. Accordingly, the Company is in the business of providing digital-based enterprise solutions, including the digitization and distribution of precious metals, primarily gold and other asset-based digital securities on the Block chain.

In March 2023, the Company signed a marketing consulting service agreement with a marketing consulting service company (the “Consultant”). According to the agreement, the Consultant will provide a comprehensive marketing, branding, and investor relation team focused on amplifying, growing, and refining the Company’s brand messaging and thought leadership position in the precious metals, web 3.0 and overall financial market place. The term is eighteen (18) months and renews automatically in six (6) month increments. The Company pays $11,000 for the monthly fees.

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

In the opinion of management, the balance sheet as of December 31, 2022, which has been derived from audited financial statements, and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues since the Sell-off of its subsidiaries in September 2022. As of June 30, 2023, the Company has completed two digital platforms to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Those platforms are expected in implementation stage in Q3 or Q4 2023.

The Company’s business prospects have changed since new management took control of operations in January 2023. During the period ended June 30, 2023, Management commenced new initiatives in technology development and acquisitions. In connection with these initiatives, Management plans to prepare the Company for capital formation and new business development through capital raising vehicles. Management’s efforts are noted, though there can be no assurances that the Company will be successful in this or any of its endeavors.

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

Foreign Currency Transaction and Translation

During 2022, the Company’s principal country of operations was Korea. The financial position and results of operations of the Company were determined using the local currency, Korean Won (“KRW”), as the functional currency.

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

Segment Reporting.

FASB ASC 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company operates in one segment – financial technology services. The Company’s chief executive officer has been identified as the chief decision maker.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is computed using the straight-line method, based on the estimated useful lives as follows:

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

The estimated useful lives of the respective asset categories are as follows:

Development costs	3 years
Intangible assets excluding development costs	10 years
Other Intangible assets – Core technology platforms	3 to 5 years

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

These digital assets are not amortized, but are assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived intangible asset is impaired. Whenever the exchange-traded price of digital assets declines below its carrying value, the Company has determined that impairment exists and records impairment equal to the amount by which the carrying value exceeds the fair value.

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 for the six months ended June 30, 2023 and 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and trade receivable arising from its normal business activities. The Company has its cash in high credit quality institutions. The Company performs ongoing credit evaluations to its customers and establishes allowances when appropriate.

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

The following table presents the components of discontinued operations in relation to Communications reported in the statements of operations:

	Six months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022

Net Sales	-	5,320,298	-	2,854,670
Operating costs and expenses	-	6,469,706	-	3,301,886
Income (loss) from operations before other income and income taxes	-	(1,149,408)	-	(447,216)
Other income (loss)	-	905,196	-	(68,955)
Income (loss) from discontinued operations before income taxes, loss on equity investment, and non-controlling interest	-	(244,212)	-	(516,171)
Income tax	-	30,880	-	30,880
Income (loss) from discontinued operations before loss on equity investment and non-controlling interest	-	(275,092)	-	(547,051)
Loss on equity investment	-	-	-	-
Income (loss) from discontinued operations before non-controlling interest	-	(275,092)	-	(547,051)
Non-controlling interest income (loss) from discontinued operations	-	(236,167)	-	(95,652)
Net income (loss) attributable to Parent Company from discontinued operations	-	(38,925)	-	(451,399)
Comprehensive income statement
Net income (loss) from discontinued operations	-	(275,092)	-	(547,051)
Foreign currency translation loss	-	(713,569)	-	(485,578)

Total comprehensive income (loss) from discontinued operations	-	(988,661)	-	(1,032,629)

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

The following table sets forth the computation of basic and diluted net income per common share:

	Six Months Ended June 30,		Three Months Ended June 30,
Periods Ended	2023	2022	2023	2022

Net income (loss)	$(327,805)	$(38,925)	$(148,325)	$(451,399)
Net income (loss) from continuing operations	(327,805)	-	(148,325)	-
Net income (loss) from discontinued operations	-	(38,925)	-	(451,399)

Weighted-average shares of common stock outstanding:
Basic	24,674,224	35,030,339	26,668,975	35,030,339
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-	-	-
Dilutive shares	24,674,224	35,030,339	26,668,975	35,030,339

Net income (loss) from continuing operations:
Earnings per share - Basic
Net income (loss) before non-controlling interest	$(0.01)	-	$(0.00)	-
Non-controlling interest	-	-	$0.00	-
Earnings per share to stockholders	$(0.01)	-	$(0.00)	-

Earnings per share - Diluted
Net income (loss) before non-controlling interest	-	-	-	-
Non-controlling interest	-	-	-	-
Earnings per share to stockholders	-	-	-	-

Net income (loss) from discontinued operations:
Earnings per share - Basic
Net income (loss) before non-controlling interest	-	$(0.01)	-	$(0.02)
Non-controlling interest	-	$(0.00)	-	$(0.00)
Earnings per share to stockholders	-	$(0.01)	-	$(0.02)

Earnings per share - Diluted
Net income (loss) before non-controlling interest	-	-	-	-
Non-controlling interest	-	-	-	-
Earnings per share to stockholders	-	-	-	-

NOTE 5. Deconsolidation of Subsidiaries

As of the Sell-Off date, which was September 29, 2022, the Company had approximately $12.6 million of total assets and $3.6 million of total liabilities on its balance sheet. As part of deconsolidation, we removed the balance of Accumulated Other Comprehensive Income (loss) which contains $2.4 million of foreign currency translation gain related to the Sell-Off companies. Those assets and liabilities were owned by Communications or Communications’ subsidiaries, such as I-ON, Ltd (Japanese subsidiary), eformworks Co., Ltd. (Korean subsidiary) and EIPGRID (Korean subsidiary). As a result of the Sell-Off Agreement, all assets and liabilities were transferred to JFJ.

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

NOTE 6. Prepaid Expenses

In April 2023, the Company signed a consulting agreement with Dutchess Group LLC. (“Consultant”) for Consultant to provide the Company with advisory and consulting services. The Company issued 550,000 shares of common stock at price of $0.22 per share for the services in May 2023. The term of the agreement is six months from April 13 to October 13, 2023. The Company amortized $50,417 (two and half months) of the expenses for the services.

As of June 30, 2023, the balance of prepaid expenses was $70,583.

NOTE 7. Intangible Assets

In March 2023, the Company paid, through Orebits Acquisition Group (a related party), $84,000 to Oktane Media for Nodalium Channel Partnership Agreement & Transaction Costs, through which the Company obtained a certain license that allows the Company to resell. The license fee covers one year. The asset is amortized over the next twelve months starting from April 2023. The Company amortized $21,000 for the quarter ended June 30, 2023, and the net value of this asset was $63,000 as of June 30, 2023.

In January 2023, the Company signed a service agreement with Nodalium, Inc. through which Nodalium, Inc. will provide services for the Architectural Plan Project, Core IT Architecture & Digital Asset Ecosystem. The consideration for this project is $80,000, and the project was completed in June 2023. The management estimates the useful life of this intangible asset will be thirty-six months and the amortization will start from July 2023.

In February 2023, the Company, through ION Acquisition Corp., signed a purchase agreement with Nahla Jacobs and Nahla Saleh Jacobs Trust and Orbits Acquisition Group LLC, to purchase 180 Orebits AU Certificates, valued at $335,700. In May 2023, the Company paid, through ION Acquisition Corp. $85,700 in cash and issued 1,136,364 shares of common stock. As of June 30, 2023, the value of the asset was $335,700.

In March 2023, the Company signed an agreement with Instruxi Limited, through which Instruxi Limited will build a technology stack for the tokenization of precious metal, mineral, and/or commodity asset rights for unextracted deposits the Company will provide specialist consultation, called ION’s Digital Architecture & Hybrid Blockchain Platform. The Company paid $103,990 and the project was completed in June 2023. The management estimates the useful life of this intangible asset will be thirty-six months and the amortization will start from July 2023.

As of June 30, 2023, the net value of the intangible assets was $582,690.

NOTE 8. Related Party Transactions

The Company’s major shareholder pays the expenses for the company’s operations and certain capital expenditures. For the six months ended June 30, 2023 and 2022, the major shareholder paid expenses of $119,690 and $0, respectively. As of June 30, 2023 and December 31, 2022, the balances due to the major shareholder were $119,690, and $0, respectively. These advances from the major shareholder are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

On March 30, 2023, the Company sub-leased its Enterprise workflow/intelligent automation platform, that is master software license to I-ON Acquisition Corp. for the annual fees of $130,500. The Company received the full amount and recorded as deferred revenue. The Company recognizes the revenue over the next twelve months starting from April 2023. The Company recognized the revenue of $32,625 for the quarter ended June 30, 2023.

NOTE 9. Stockholders’ Equity

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

In September 2022, the Company established a series of preferred stock as “Series A Convertible Preferred Stock”. The authorized number of Series A Preferred Shares is six thousand (6,000). Each Series A Convertible Preferred Share has a par value of $0.0001. In January 2023, the Company issued 3,600 shares of convertible preferred stock – Series A for $214,286 cash consideration . Also according to the Purchase Agreement, $214,286 was distributed to the former major shareholder. Each Series A Preferred Share is convertible into Ten Thousand (10,000) shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and is entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate of Ten Thousand (10,000) votes per share of Series A Preferred.

In May 2023, the Company issued 1,000 shares of preferred A stock for the value of $219,500. As of June 30, 2023, the total number of preferred A shares was 4,600.

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

In May 2023, the Company issued 1,136,364 shares of the Company’s common stock to Nahla Jacobs according to the service agreement signed with Nahla Jacobs and Nahla Saleh Jacobs Trust and Orbits Acquisition Group LLC. The share price was $0.22 per share and the total value was $250,000.

Also in May 2023, the Company issued 550,000 shares of common stock according to the service agreement the Company signed with Dutchess Group LLC at $0.22 per share and the total value is $121,000.

As of June 30, 2023, the Company had 27,410,234 shares of common stock issued and outstanding.

NOTE 10. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent event.

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

Our unaudited interim financial statements for the six months ended June 30, 2023 and 2022 and as of June 30, 2023 and December 31, 2022 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2022, as filed in our annual report on Form 10-K.

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

As a result of the Sell-Off, Communications ceased being a subsidiary of the Company. Accordingly, the operating results of Communications are reported in net loss from discontinued operations, net of income taxes in the Statements of Operations for all periods presented. In addition, the related assets and liabilities held prior to the Sell-Off are reported as Assets and Liabilities of Discontinued Operations on the Balance Sheets. All amounts and disclosures included in the Notes to Financial Statements reflect only the Company’s continuing operations unless otherwise noted.

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

Results of Operations

Net Sale

The sales for the six months ended June 30, 2023 and 2022 were $32,625 and $5,320,298, respectively. Due to the “Sell-off” its subsidiaries in September 2022, there is very limited sales since then.

The sales for the three months ended June 30, 2023 and 2022 were $32,625 and $2,854,670, respectively. Due to the “Sell-off” its subsidiaries in September 2022, there is very limited sales since then.

Cost of Goods Sold

The costs for the six months ended June 30, 2023 and 2022 were $21,000 and 4,761,882, respectively. For the same reason explained above, there was very limited cost for the six months ended June 30, 2023.

The costs for the three months ended June 30, 2023 and 2022 were $21,000 and 2,469,356, respectively. For the same reason explained above, there was very limited cost for the three months ended June 30, 2023.

Gross Profit

The gross profit for the six months ended June 30, 2023 and 2022 was $11,625 and $558,416, respectively. For the same reason, there was very limited gross profit for the six months ended June 30, 2023.

The gross profit for the three months ended June 30, 2023 and 2022 was $11,625 and $385,314, respectively. For the same reason, there was very limited gross profit for the three months ended June 30, 2023.

Operating Expenses

Operating expenses consist of professional fees, research and development expenses and general and administrative expenses.

Operating expenses for the six months ended June 30, 2023 was $339,430, containing $183,760 of professional fees and $155,670 of general and administrative expenses. Comparing with the six months ended June 30, 2022, the operating expenses were $1,707,824, containing $427,879 of research and development, and $1,279,945 of general and administrative expenses.

Operating expenses for the three months ended June 30, 2023 was $159,950, containing $67,760 of professional fees and $92,190 of general and administrative expenses. Comparing with the three months ended June 30, 2022, the operating expenses were $832,530, containing $227,571 of research and development, and $604,959 of general and administrative expenses.

The significant decrease in operating expenses was due to the “Sell-off” the Company’s subsidiaries and not many activities since then.

Other Income (Expense)

For the three and six months ended June, 2022, the Company had other expenses of $68,955 and other income of $905,196, respectively, . For the three and six months ended June 30, 2023, there was no such an income or loss due to various changes of the Company, mainly the Company sold its former business and the change of the ownership. The Company, under the new ownership and management, changed its business operations.

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $0 for the three months and six ended June 30, 2023 compared to loss of $482,578 and $713,569 for the three and six months ended June 30, 2022. There was no foreign currency transactions for the three and six months ended June 30, 2023 after the Sell-off of its Korean subsidiaries, so that there were no foreign currency translation gain or loss since then.

Liquidity and Capital Resources

As of June 30, 2023 the Company had its cash of $100,802 in its bank account.

Operating Activities

Cash provided of $115,302 for the six months ended June 30, 2023, compared to the cash used in operating activities $1,530,783 for the six months ended June 30, 2022, a change of $1,646,085. The change was due to the “Sell-off” the Company’s subsidiaries and not many activities since then.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2023 was $353,690, compared to cash used in investing activities $374,573 for the six months ended June 30, 2022, a decrease of $20,883. The decrease in cash in investing activities was due to the less investing activities for the six months ended June 30, 2023.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was $339,190, compared to cash provided in financing activities $247,517 for the six months ended June 30, 2022, an increase of $91,673. The increase was primarily due to the advances of $119,690 from its major shareholder and the proceeds from stock issuance.

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

Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Exchange Act, our management, including our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2023, the last day of the period covered by this Quarterly Report. Based on this evaluation, our management, including our principal executive and financial officer, concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

Due to the Company’s recent change of control during the period, there were significant changes in our internal control over financial reporting. Most significantly was the return of all financial transactions to occur in the United States than were previously being affected in the Republic of Korea. In addition, the Company has established formal iterative review processes which provide oversight to the Company’s efforts for ensuring appropriate and timely internal control over financial reporting including the formation of an audit committee, implementation of controls and multiple approval requirements to all bank accounts, dual approval requirements for certain expenses and requiring governance training of all directors and executive officers.

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

On May 10, 2023, the Company issued 550,000 shares of its common stock to Dutchess Group LLC. For an aggregate consideration of $121,000

In May 2023, the Company issued 1,136,364 shares of its common stock to Nahla Jacobs for an aggregate consideration of $250,000.

All of the securities referred to above were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. None of the foregoing securities have been registered under the Securities Act or any other applicable securities laws and are deemed restricted securities, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Rule 10b-5(1) Trading Plans. During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2023	I-ON DIGITAL CORP.

	By:	/s/ Carlos X. Montoya
Carlos X. Montoya
Chairman, President (Principal Executive, Financial and Accounting Officer)

