Form 10-Q
period 2023-09-30
I-ON Digital Corp.
filed 2023-11-20
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IONI	OTC Markets

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 20, 2023
Common Stock, $0.0001 par value per share	27,410,234 shares

PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

The unaudited condensed interim financial statements of I-ON Digital Corp. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

2

I-ON Digital Corp.

I-ON Digital Corp.

Condensed Balance Sheets (Unaudited)

As of	September 30, 2023	December 31, 2022

ASSETS

Current assets:
Cash and cash equivalents	$286	$-
Prepayments	23,916	-
Total current assets	24,202	-

Non-current assets:
Intangible assets, net	761,686	-

Total non-current assets	761,686	-

Total Assets	$785,888	$-

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued expenses	$243,021	$-
Deferred revenue – related party	65,250	-
Due to related parties	152,690	-
Total current liabilities	460,961	-

Total liabilities	460,961	-

Commitments and contingencies

Stockholders’ Equity
Preferred stock Series A - $0.0001 par value; authorized 6,000 shares and 4,600 shares and zero issued and outstanding at September 30, 2023 and December 31, 2022	0	-
Preferred stock Series A to be issued (803 and 0 shares as of September 30, 2023 and December 31, 2022, respectively)	176,342	-
Common stock - $0.0001 par value; authorized 100,000,000 shares;27,410,234 shares and 19,724,220 issued and outstanding at September 30, 2023 and December 31, 2022	2,741	1,972
Additional paid-in-capital	3,279,122	2,689,391
Accumulated retained earnings	(3,133,278)	(2,691,363)
Total stockholders’ equity (deficit)	324,927	-

Total Liabilities and Stockholders’ Equity	$785,888	$-

See accompanying notes to unaudited condensed financial statements.

I-ON Digital Corp.

Condensed Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022 (Consolidated)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022 (Consolidated)

Net sales – related party	$32,625	$-	$65,250	$-
Cost of Sale	27,667	-	48,667	-
Gross profit	4,958	-	16,583	-

Operating expense
Professional fees	41,830	-	225,590	-
General and administrative expenses	77,328	-	232,908	-
Total expenses from operations	119,068	-	458,498	-
Income (loss) from continuing operations	(114,110)	-	(441,915)	-

Income (loss) from discontinued operations	-	(43,957)	-	(187,397)
Income (loss) on equity investment and other income	-	(18,725)	-	(18,725)
Income (loss) from discontinued operations before income taxes and non- controlling interest	-	(62,682)	-	(206,122)

Provision for income taxes	-	(878)	-	30,002

Income (loss) before non-controlling interest	(114,110)	(61,804)	(441,915)	(236,124)

Non-controlling interest (loss)	-	(36,941)	-	(273,108)
Net loss from continued operations	$(114,110)	$-	$(441,915)	$-
Net income attributable to Parent Company from discontinued operations	$-	$(24,863)	$-	$36,984

Comprehensive income statement:
Net income (loss) from continuing operations	$(114,110)	$-	$(441,915)	$-
Net income (loss) from discontinued operations	-	(61,804)	-	(236,124)
Foreign currency translation loss	-	(977,851)	-	(1,691,420)
Total comprehensive income (loss) from discontinued operations	$-	$(1,039,655)	$-	$(1,927,544)
Total comprehensive income (loss) from continued operations	$(114,110)	$-	$(441,915)	$-

Basic earnings per share from continuing operations
Net loss before non-controlling interest	$(0.00)	-	$(0.02)	-
Non-controlling interest	-	-	-	-
Earnings per share to stockholders	$(0.00)	-	$(0.02)	-

Diluted earnings per share from continuing operations
Net loss before non-controlling interest	$(0.00)	-	$(0.02)	-
Non-controlling interest	-	-	-	-
Earnings per share to stockholders	$(0.00)	-	$(0.02)	-

Basic earnings per share from discontinued operations
Net loss before non-controlling interest	-	$(0.00)	-	$(0.01)
Non-controlling interest	-	$(0.00)	-	$(0.01)
Earnings per share to stockholders	-	$(0.00)	-	$(0.00)

Diluted earnings per share from discontinued operations
Net loss before non-controlling interest	-	(0.00)	-	(0.01)
Non-controlling interest	-	(0.00)	-	(0.01)
Earnings per share to stockholders	-	(0.00)	-	(0.00)

Weighted average number of common shares outstanding:
Basic	27,410,234	19,724,220	25,596,249	19,724,220
Diluted	27,410,234	19,724,220	25,596,249	19,724,220

See accompanying notes to unaudited condensed financial statements.

I-ON Digital Corp.

Condensed Statements of Stockholders’ Equity (Unaudited)

												Accumulated	Total
			Preferred Stock (Par value $0.0001)									Other	Company			Total
	Common Stock		Series A		Series A to be issued		Series B		Additional	Retained	Treasury	Comprehensive	Stockholders’	Non-Controlling	Preferred	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Pai-in Capital	Earnings	Stock	Income (loss)	Equity	Interest	Stock	Equity

Balance at December 31, 2022	19,724,220	$1,972	-	$-	-	$-	-	$-	$2,689,391	$(2,691,363)	$-	$-	$-	$-	$-	$-
Issuance of preferred stock – series A	-	-	3,600	0	-	-	-	-	214,286	-	-	-	214,286	-	-	214,286
Distribution	-	-	-	-	-	-	-	-	(250,000)	-	-	-	(250,000)	-	-	(250,000)
Issuance of preferred stock – series B	-	-	-	-	-	-	6,000	1	35,713	-	-	-	35,714	-	-	35,714
Preferred stock series B conversion to Common Stock	6,000,000	600	-	-	-	-	(6,000)	(1)	(599)	-	-	-	-	-	-	-
Common stock cancellation	(350)	0	-	-	-	-	-	-	-	-	-	-	0	-	-	0
Net income (loss)	-	-	-	-	-	-	-	-	-	(179,480)	-	-	(179,480)	-	-	(179,480)

Balance at March 31, 2023	25,723,870	$2,572	3,600	$0	-	$-	-	$-	$2,688,791	$(2,870,843)	$-	$-	$(179,480)	$-	$-	$(179,480)

Common stock issued for services	550,000	55	-	-	-	-	-	-	120,945	-	-	-	121,000	-	-	121,000
Common stock issued for intangible assets	1,136,364	114	-	-	-	-	-	-	249,886	-	-	-	250,000	-	-	250,000
Issuance of preferred stock A	-	-	1,000	0	-	-	-	-	219,500	-	-	-	219,500	-	-	219,500
Net income (loss)	-	-	-	-	-	-	-	-	-	(148,325)	-	-	(148,325)	-	-	(148,325)

Balance at June 30, 2023	27,410,234	$2,741	4,600	$0	-	$-	-	$-	$3,279,122	$(3,019,168)	$-	$-	$262,695	$-	$-	$262,695

Preferred stock to be issued	-	-	-	-	803	176,342	-	-	-	-	-	-	176,342	-	-	176,342
Net income (loss)	-	-	-	-	-	-	-	-	-	(114,110)	-	-	(114,110)	-	-	(114,110)

Balance at September 30, 2023	27,410,234	$2,741	4,600	$0	803	$176,342	-	$-	$3,279,122	$(3,133,278)	$-	$-	$324,927	$-	$-	$324,927

												Accumulated	Total
			Preferred Stock (Par value $0.0001)									Other	Company			Total
	Common Stock		Series A		Series A to be issued		Series B		Additional	Retained	Treasury	Comprehensive	Stockholders’	Non-Controlling	Preferred	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Pai-in Capital	Earnings	Stock	Income (loss)	Equity	Interest	Stock	Equity

Balance at December 31, 2021	35,030,339	$3,503	-	$-	-	$-	-	$-	$3,713,370	$7,681,661	$(709,478)	$(726,500)	$9,962,556	$(165,796)	$1,093,569	$10,890,329
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(227,991)	(227,991)	-	-	(227,991)
Net income (loss)	-	-	-	-	-	-	-	-	-	412,474	-	-	412,474	25,281	-	437,755

Balance at March 31, 2022	35,030,339	$3,503	-	$-	-	$-	-	$-	$3,713,370	$8,094,135	$(709,478)	$(954,491)	$10,147,039	$(140,515)	$1,093,569	$11,100,093

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(485,578)	(485,578)	-	-	(485,578)
Net income (loss)	-	-	-	-	-	-	-	-	-	(451,399)	-	-	(451,399)	(261,448)	-	(712,847)

Balance at June 30, 2022	35,030,339	$3,503	-	$-	-	$-	-	$-	$3,713,370	$7,642,736	$(709,478)	$(1,440,069)	$9,210,062	$(401,963)	$1,093,569	$9,901,668

Cancellation of common stock in connection with equity purchase agreement (RESTATED)	(15,306,119)	(1,531)	-	-	-	-	-	-	(1,023,979)	-	-	-	(1,025,510)	-	-	(1,025,510)
Adjustments from deconsolidation	-	-	-	-	-	-		-	-	(7,891,316)	709,478	-	(7,181,838)	438,904	(1,093,569)	(7,836,503)
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(977,851)	(977,851)	-	-	(977,851)
Net income (loss)	-	-	-	-	-	-	-	-	-	(24,863)	-	-	(24,863)	(36,941)	-	(61,804)

Balance at September 30, 2022	19,724,220	$1,972	-	$-	-	$-	-	$-	$2,689,391	$(273,443)	$-	$(2,417,920)	$-	$-	$-	$-

See accompanying notes to unaudited condensed financial statements.

I-ON Digital Corp.

Condensed Statements of Cash Flows (Unaudited)

Nine months ended September 30,	2023	2022 (Consolidated)

Cash flows from operating activities:
Net income (loss)	$(441,915)	$-
Adjustments
Stock compensation	121,000	-
Amortization	48,667	-
Changes in assets and liabilities
Prepaid expenses and other current assets	(23,916)	-
Accrued expenses	243,021
Deferred revenue – related party	65,250	-
Net cash provided by (used in) continuing operations	12,107	-
Net cash provided by (used in) discontinued operations	-	(728,327)
Total net cash provided by (used in) operating activities	12,107	(728,327)

Cash flows from investing activities:
Purchase of intangible assets	(560,353)	-
Total net cash provided by (used in) continuing investing activities	(560,353)	-
Total net cash provided by (used in) discontinued investing activities	-	(4,056,101)
Total net cash provided by (used in) investing activities	(560,353)	(4,056,101)

Cash flows from financing activities:
Proceeds from issuance of preferred stock Series A	433,786	-
Proceeds for preferred stock A to be issued	176,342	-
Proceeds from issuance of preferred stock Series B	35,714	-
Distribution per stock purchase agreement	(250,000)	-
Advances from related parties	152,690	-
Total net cash provided by (used in) continuing financing activities	548,532	-
Total net cash provided by (used in) discontinued financing activities	-	207,353
Total net cash provided by (used in) financing activities	548,532	207,353

Effect of foreign currency translation on cash and cash equivalents	-	(293,722)

Net increase (decrease) in cash and cash equivalents	286	(5,308,644)

Cash and cash equivalents including restricted cash, beginning of period	-	5,308,644

Cash and cash equivalents including restricted cash, end of period	$286	$-

Supplemental disclosure of cash flow information:
Continuing operations:
Interest paid	$-	$-
Taxes paid	$-	$-

Discontinued operations:
Interest paid	$-	$3,218
Taxes paid	$-	$13,667

Supplemental disclosure of non-cash flow information:
Continuing operations:
Cancellation of common stocks	$-	$1,025,510
Issuance of common stock for intangible assets	$250,000	$-

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

As a result of the Sell-Off, Communications ceased being a subsidiary of the Company. Accordingly, the operating results of Communications are reported in pretax income (loss), income tax, income (loss) before loss on equity investment, loss on equity investment, income (loss) before non-controlling interest, non-controlling interest income (loss), and net loss from discontinued operations, in the Statements of Operations for the 9-month ended September 30, 2022 presented. All amounts and disclosures included in the Notes to Financial Statements reflect only the Company’s continuing operations unless otherwise noted. For additional information, see Note 3 “Discontinued Operations” and Note 5 “Deconsolidation of Subsidiaries.”

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

In March 2023, the Company signed a marketing consulting service agreement with a marketing consulting service company (the “Consultant”). According to the agreement, the Consultant will provide a comprehensive marketing, branding, and investor relation team focused on amplifying, growing, and refining the Company’s brand messaging and thought leadership position in the precious metals, web 3.0 and overall financial market place. The term is eighteen (18) months and renews automatically in six (6) month increments. The Company pays $11,000 for the monthly fees. The service agreement ended at the end of June 2023 by mutual agreement.

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

In the opinion of management, the balance sheet as of December 31, 2022, which has been derived from audited financial statements, and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues since the Sell-off of its subsidiaries in September 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of September 30, 2023, the Company has completed two digital platforms to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Those platforms are in the implementation stage in Q3 2023.

The Company’s business prospects have changed since the new management took control of operations in January 2023. During the period ended September 30, 2023, management commenced new initiatives in technology development and acquisitions. In connection with these initiatives, Management plans to prepare the Company for capital formation and new business development through capital raising vehicles. Management’s efforts are noted, though there can be no assurances that the Company will be successful in this or any of its endeavors.

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

These digital assets are not amortized, but are assessed for impairment annually, or upon a triggering event that indicates it is more likely than not that the indefinite-lived intangible asset is impaired. Whenever the exchange-traded price of digital assets declines below its carrying value, the Company has determined that impairment exists and records impairment equal to the amount by which the carrying value exceeds the fair value. Once the intangible asset is impaired, the loss is not reversed if the fair value subsequently increases.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments include cash, accrued expenses and other debt. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of our debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us.

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 for the nine months ended September 30, 2023 and 2022.

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

Employee Stock Based Compensation

The Company accounts for its share-based compensation plan in accordance with FASB ASC 718, Stock Compensation, which establishes a fair value method of accounting for stock-based compensation plans. The Company records stock compensation expense based on the grant-date fair value of the stock options or other equity-based compensation issued to employees.

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

The following table presents the components of discontinued operations in relation to Communications reported in the statements of operations:

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022

Net Sales	-	7,578,685	-	2,258,387
Operating costs and expenses	-	9,573,663	-	3,103,957
Income (loss) from operations before other income and income taxes	-	(1,994,978)	-	(845,570)
Other income (loss)	-	1,807,581	-	801,613
Income (loss) from discontinued operations before income taxes, loss on equity investment, and non-controlling interest	-	(187,397)	-	(43,957)
Income tax	-	30,002	-	(878)
Income (loss) from discontinued operations before loss on equity investment and non-controlling interest	-	(217,399)	-	(43,079)
Loss on equity investment	-	(18,725)	-	(18,725)
Income (loss) from discontinued operations before non-controlling interest	-	(236,124)	-	(61,804)
Non-controlling interest income (loss) from discontinued operations	-	(273,108)	-	(36,941)
Net income (loss) attributable to Parent Company from discontinued operations	-	36,984	-	(24,863)
Comprehensive income statement
Net income (loss) from discontinued operations	-	(236,124)	-	(61,804)
Foreign currency translation loss	-	(1,691,420)	-	(977,851)

Total comprehensive income (loss) from discontinued operations	-	(1,927,544)	-	(1,039,655)

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

The following table sets forth the computation of basic and diluted net income per common share:

	Nine Months Ended September 30,		Three Months Ended September 30,
Periods Ended	2023	2022	2023	2022

Net income (loss)	$(441,915)	$36,984	$(114,110)	$(24,863)
Net income (loss) from continuing operations	(441,915)	-	(114,110)	-
Net income (loss) from discontinued operations	-	36,984	-	(24,863)

Weighted-average shares of common stock outstanding:
Basic	25,596,249	19,724,220	27,410,234	19,724,220
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-	-	-
Dilutive shares	25,596,249	19,724,220	27,410,234	19,724,220

Net income (loss) from continuing operations:
Earnings per share - Basic
Net income (loss) before non-controlling interest	$(0.02)	-	$(0.00)	-
Non-controlling interest	$-	-	$-	-
Earnings per share to stockholders	$(0.02)	-	$(0.00)	-

Earnings per share – Diluted
Net income (loss) before non-controlling interest	$(0.02)	-	$(0.00)	-
Non-controlling interest	$-	-	$-	-
Earnings per share to stockholders	$(0.02)	-	$(0.00)	-

Net income (loss) from discontinued operations:
Earnings per share – Basic
Net income (loss) before non-controlling interest	-	$(0.01)	-	$(0.00)
Non-controlling interest	-	$(0.01)	-	$(0.00)
Earnings per share to stockholders	-	$(0.00)	-	$(0.00)

Earnings per share – Diluted
Net income (loss) before non-controlling interest	-	$(0.01)	-	$(0.00)
Non-controlling interest	-	$(0.01)	-	$(0.00)
Earnings per share to stockholders	-	$(0.00)	-	$(0.00)

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

NOTE 6. Prepaid Expenses

In April 2023, the Company signed a consulting agreement with Dutchess Group LLC. (“Consultant”) for Consultant to provide the Company with advisory and consulting services. The Company issued 550,000 shares of common stock at price of $0.22 per share for the services in May 2023. The term of the agreement is six months from April 13 to October 13, 2023. The Company amortized $110,917 (five and half months) of the expenses for the services.

In August 2023, the Company signed an agreement with M2 Compliance LLC (M2) for M2 to provide EDGAR filing services for the Company. The term of the services is from August 19, 2023 to August 18, 2024. The annual fee is $6,495. The Company amortized $812 (one and half months) of the expenses for the services.

Also in August 2023, the Company paid the annual fees to OTC Markets for two categories of services. The fee is $9,780. The Company amortized $1,630 (two months) of expenses for the services.

As of September 30, 2023, the balance of prepaid expenses was $23,916.

NOTE 7. Intangible Assets

In March 2023, the Company paid, through Orebits Acquisition Group (a related party), $84,000 to Oktane Media for Nodalium Channel Partnership Agreement & Transaction Costs, through which the Company obtained a certain license that allows the Company to resell. The license fee covers one year. The asset is amortized over the next twelve months starting from April 2023. The Company amortized $42,000 for the period ended September 30, 2023, and the net value of this asset was $42,000 as of September 30, 2023.

In January 2023, the Company signed a service agreement with Nodalium, Inc. through which Nodalium, Inc. will provide services for the Architectural Plan Project, Core IT Architecture & Digital Asset Ecosystem. The consideration for this project is $80,000, and the project was completed in June 2023. The management estimates the useful life of this intangible asset will be thirty-six months. The Company amortized $6,667 for the period ended September 30, 2023, and the net value of this asset was $73,333 as of September 30, 2023.

In February 2023, the Company, through ION Acquisition Corp., signed a purchase agreement with Nahla Jacobs and Nahla Saleh Jacobs Trust and Orbits Acquisition Group LLC, to purchase 180 Orebits AU Certificates, valued at $335,700. In May 2023, the Company paid, through ION Acquisition Corp. $85,700 in cash and issued 1,136,364 shares of common stock. As of September 30, 2023, the value of the asset was $335,700.

In March 2023, the Company signed an agreement with Instruxi Limited, through which Instruxi Limited will build a technology stack for the tokenization of precious metal, mineral, and/or commodity asset rights for unextracted deposits the Company will provide specialist consultation, called ION’s Digital Architecture & Hybrid Blockchain Platform. The Company paid $310,652 and the project was completed as of September 30, 2023. The management estimates the useful life of this intangible asset will be thirty-six months. As the asset has not been put in use, the value of the assets was $310,652 as of September 30, 2023.

As of September 30, 2023, the net value of the intangible assets was $761,686.

NOTE 8. Related Party Transactions

The Company’s major shareholder pays the expenses for the company’s operations and certain capital expenditures. For the nine months ended September 30, 2023 and 2022, the major shareholder paid expenses of $152,690 and $0, respectively. For the three months ended September 30, 2023 and 2022, the major shareholder paid expenses of $33,000 and $0, respectively. As of September 30, 2023 and December 31, 2022, the balances due to the major shareholder were $152,690, and $0, respectively. These advances from the major shareholder are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

On March 30, 2023, the Company sub-leased its Enterprise workflow/intelligent automation platform, that is master software license to I-ON Acquisition Corp. for the annual fees of $130,500. The Company received the full amount and recorded as deferred revenue. The Company recognizes the revenue over the next twelve months starting from April 2023. The Company recognized the revenue of $65,250 for the 9-month ended September 30, 2023.

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

In September 2022, the Company established a series of preferred stock as “Series A Convertible Preferred Stock”. The authorized number of Series A Preferred Shares is six thousand (6,000). Each Series A Convertible Preferred Share has a par value of $0.0001. In January 2023, the Company issued 3,600 shares of convertible preferred stock – Series A for $214,286 cash consideration. Also according to the Purchase Agreement, $214,286 was distributed to the former major shareholder. Each Series A Preferred Share is convertible into Ten Thousand (10,000) shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and is entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate of Ten Thousand (10,000) votes per share of Series A Preferred.

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

In May 2023, the Company issued 1,000 shares of preferred A stock for the value of $219,500. As of September 30, 2023, the total number of preferred A shares was 4,600.

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

In May and June 2023, the Company received $100,000 and $71,342, respectively, for stock to be issued. The total of $171,342 was recorded as a liability because if the Company was not able to issue the stock, the funds would be returned. In September 2023, the Company decided to issue the stock and the total amount of $171,342 was reclassified to stock to be issued. In August 2023, the Company received additional $5,000 for the stock to be issued. As of September 30, 2023, the total amount of stock to be issued was $176,342.

On August 30, 2023, the Company executed a Board Resolution concerning Series A Preferred voting rights to be increased from 1,000 common stock to 20,000 to be effective after the Company completes the due-notice requirements with the State of Delaware.

As of September 30, 2023, the Company had 27,410,234 shares of common stock issued and outstanding.

NOTE 10. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent event except the following:

On October 30, 2023, I-ON Digital Corp. (the “Company”) entered into a Contribution and Exchange Agreement (the “Contribution and Exchange Agreement”) with Orebits Acquisition Group, a Wyoming limited liability company (“OAG”), pursuant to which the Company will acquire 910,000 shares of currently outstanding common stock of Orebits Corp. (“Orebits”), representing a controlling interest in Orebits, in exchange for 910,000 shares of Series C Preferred Stock of the Company (“Series C Stock” and such transaction, the “Transaction”). As part of the Contribution and Exchange Agreement, upon and by virtue of the consummation of the Transaction, OAG will transfer all its right, title and interest in and to approximately 9,700 Orebits.AU gold-backed digital assets to the Company.

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

Our unaudited interim financial statements for the nine months ended September 30, 2023 and 2022 and as of September 30, 2023 and December 31, 2022 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2022, as filed in our annual report on Form 10-K.

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

On September 28, 2022, I-ON Digital Corp. (the “Company,” “we,” “us” or “our”) entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with I-ON Acquisition Corp., a Florida corporation (“IAC”). In January 2023, the Purchase Agreement was executed and the ownership changed to IAC. The Company adopted the operations of IAC. Accordingly, the Company is in the business of providing digital-based enterprise solutions, including the digitization and distribution of precious metals, primarily gold, and other asset-based digital securities on the Block chain.

Results of Operations

Comparison of results of discontinued operations for the three and nine months ended September 30, 2023 as Compared to the three and nine months ended September 30, 2022

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$65,250	$7,578,685	$32,625	$2,258,387
Cost of goods sold	48,667	6,923,957	27,667	2,162,075
Gross profit	16,583	654,728	4,958	96,312

Operating expenses	458,498	2,649,706	119,068	941,882

Other income (expenses)	-	1,807,581	-	801,613

Income (loss) before provision for income taxes, loss on equity investment, and non-controlling interest	(441,915)	(187,397)	(114,110)	(43,957)
Provision for (benefit from) income tax	-	30,002	-	(878)
Income (loss) before loss on equity investment and non-controlling interest	(441,915)	(217,399)	(114,110)	(43,079)
Loss on equity investment	-	(18,725)	-	(18,725)
Income (loss) before non-controlling interest	(441,915)	(236,124)	(114,110)	(61,804)
Non-controlling interest income (loss)	-	(273,108)	-	(36,941)
Net loss from continuing operations	$(441,915)	$-	$(114,110)	$-
Net income (loss) attributable to Parent Company from discontinued operations	$-	$36,984	$-	$(24,863)

Comprehensive income statement
Net income (loss)	(441,915)	(236,124)	(114,110)	(61,804)
Foreign currency translation loss	-	(1,691,420)	-	(977,851)
Total comprehensive income (loss)	(441,915)	(1,927,544)	(114,110)	(1,039,655)

Net Sale

The sales for the nine months ended September 30, 2023 and 2022 were $65,250 and $7,578,685, respectively. Due to the “Sell-off” its subsidiaries in September 2022, there is very limited sales since then.

The sales for the three months ended September 30, 2023 and 2022 were $32,625 and $2,258,387, respectively. Due to the “Sell-off” its subsidiaries in September 2022, there is very limited sales since then.

Cost of Goods Sold

The costs for the nine months ended September 30, 2023 and 2022 were $48,677 and 6,923,957, respectively. For the same reason explained above, there was very limited cost for the nine months ended September 30, 2023.

The costs for the three months ended September 30, 2023 and 2022 were $27,667 and 2,162,075, respectively. For the same reason explained above, there was very limited cost for the three months ended September 30, 2023.

Gross Profit

The gross profit for the nine months ended September 30, 2023 and 2022 was $16,583 and $654,728, respectively. For the same reason, there was very limited gross profit for the nine months ended September 30, 2023.

The gross profit (loss) for the three months ended September 30, 2023 and 2022 was $4,958 and $96,312, respectively. For the same reason, there was very limited gross profit for the three months ended September 30, 2023.

Operating Expenses

Operating expenses consist of professional fees, research and development expenses and general and administrative expenses.

Operating expenses for the nine months ended September 30, 2023 was $458,498, containing $225,590 of professional fees and $232,908 of general and administrative expenses. Comparing with the nine months ended September 30, 2022, the operating expenses were $2,649,706, containing $524,611 of research and development, and $2,125,095 of general and administrative expenses.

Operating expenses for the three months ended September 30, 2023 was $119,068, containing $41,830 of professional fees and $77,238 of general and administrative expenses. Comparing with the three months ended September 30, 2022, the operating expenses were $941,882, containing $96,732 of research and development, and $845,150 of general and administrative expenses.

The significant decrease in operating expenses was due to the “Sell-off” the Company’s subsidiaries and not many activities since then.

Other Income (Expense)

For the three and nine months ended September 30, 2022, the Company had other income of $801,613 and $1,807,581, respectively. For the three and nine months ended September 30, 2023, there was no such an income or loss due to various changes of the Company, mainly because the Company sold its former business and the change of the ownership. The Company, under the new ownership and management, changed its business operations.

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $0 for the three months and nine ended September 30, 2023 compared to loss of $977,851 and $1,691,420 for the three and nine months ended September 30, 2022. There were no foreign currency transactions for the three and nine months ended September 30, 2023 after the Sell-off of its Korean subsidiaries, so that there was no foreign currency translation gain or loss since then.

Liquidity and Capital Resources

As of September 30, 2023 the Company had cash of $286 in its bank account.

Operating Activities

Cash provided of $12,107 for the nine months ended September 30, 2023, compared to the cash used in operating activities $728,327 for the nine months ended September 30, 2022, a change of $740,434. The change was due to the “Sell-off” the Company’s subsidiaries and not many activities since then.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2023 was $560,353, compared to cash used in investing activities $4,056,101 for the nine months ended September 30, 2022, a decrease of $3,495,748. The decrease in cash in investing activities was due to the less investing activities for the nine months ended September 30, 2023.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $548,532, compared to cash provided in financing activities $207,353 for the nine months ended September 30, 2022, an increase of $341,179. The increase was primarily due to the proceeds from stock issuance.

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

Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Exchange Act, our management, including our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2023, the last day of the period covered by this Quarterly Report. Based on this evaluation, our management, including our principal executive and financial officer, concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.	Risk Factors

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 2.	Unregistered Sales of Equity Securities

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Rule 10b-5(1) Trading Plans. During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 20, 2023
I-ON DIGITAL CORP.

	By:	/s/ Carlos X. Montoya
Carlos X. Montoya
Chairman, President
(Principal Executive, Financial and Accounting Officer)

