Form 10-K
period 2023-12-31
I-ON Digital Corp.
filed 2024-06-06
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-54995

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7762(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8.1 million based on the closing sales price of $0.296 on the OTC Markets. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of June 6, 2024, there were 27,410,234 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, many of which are beyond our control. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.”

In some cases, you can identify forward-looking statements by terms such as “anticipates”, “believes,” “estimates,” “intends”, “plans”, “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should,” “designed to,” “designed for,” or other variations or similar words or language. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements include, but are not limited to, statements under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other sections in this Annual Report on Form 10-K. We discuss many of the risks associated with the forward-looking statements in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report on Form 10-K. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for our product candidates, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. As used in this Annual Report on Form 10-K, unless the context indicates or otherwise requires, “I-ON,” “our company,” “we,” “us,” and “our” refer to I-ON Digital Corp., a Delaware corporation.

You should read the following together with the more detailed information regarding our company, our common stock and our financial statements and notes to those statements appearing elsewhere in this report or incorporated by reference. The SEC allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this report.

Item 1. Business.

About I-ON

I-ON is a leading-edge provider of asset-digitization and securitization solutions engineered to provide a secure, fast, transparent, and institutional-grade ecosystem that digitizes documentary evidence of ownership, in accordance with a rigorous onboarding and acceptance process, into secure, asset-backed digital certificates that bring liquidity and accepted value to a wide-array of asset classes.

I-ON develops, acquires, and deploys a portfolio of novel and patented next-generation technologies that have been integrated and engineered into a comprehensive ecosystem built on a zero-trust, hybrid blockchain architecture that utilizes state-of-the-art smart contracts and sophisticated workflow management and artificial intelligence-enabled technologies to digitize ownership records of recoverable gold, precious metal, and mineral reserves into digital certificates that facilitate wealth transfer through new asset-backed financial instruments and asset classes that provide reserve owners and investors a new channel to maximize portfolio liquidity.

Strategy Overview

In 2023, I-ON continued to navigate the challenging but evolving digital asset landscape, achieving strategic milestones while maintaining a focus on innovation and operational efficiency. We successfully integrated key acquisitions, expanded our technological infrastructure, and made significant strides in our digital asset management solutions. Financially, we sustained stable growth in revenue streams and managed operational costs effectively, despite ongoing market volatilities and regulatory complexities.

For 2024, I-ON is poised to further our innovation in digital asset management, with plans to expand our offerings in new geographic markets and sectors. These initiatives are expected to drive our revenue growth and diversify our income streams. Additionally, we plan to enhance our customer service capabilities to support our expanding client base and improve operational efficiencies through strategic investments in AI technologies.

Products and Services

Secure and Transparent Ecosystem – I-ON’s solutions are engineered to support a secure, transparent, institutional-level ecosystem employing advanced smart contract and blockchain technologies to identify, secure and perfect evidence of ownership, Proof-of-Reserves (“POR”), ensuring compliant digital asset capture, usage, transaction settlement and reporting across all relevant channels.

Proprietary Hybrid Blockchain Technology – Deploying proprietary technology, in accordance with rigorous onboarding, asset acceptance and management protocols, the Company further employs unique hybrid blockchain technology to ensure the integrity of its highly secure and efficient asset-backed digital certificates that are designed to enhance investor and institutional value and bring liquidity to a wide-array of asset classes.

Continuous Technological Innovation – I-ON will continue to develop, acquire and deploy a portfolio of novel and, where applicable, patented next-generation technologies that can be integrated and engineered as part of a comprehensive ecosystem built on zero-trust protocols and hybrid blockchain architecture. I-ON is further committed to utilizing state-of-the-art workflow management technologies to build on a legacy of digitizing ownership records, deeds and instrumentation, specifically tied to proven and recoverable gold, precious metals and mineral reserves, into compliant digital tokens or certificates are designed to facilitate wealth transfer through an ever-increasing level of marketplace acceptance and enhanced fluidity associated with this new class of asset-backed financial instrumentation.

Commitment to Industry Leadership and Data Security – I-ON is fundamentally a technology company that is committed to innovation, efficiency and improvement in how we manage, deploy and interact with sensitive financial data. I-ON is helping change the manner in which we use identity, consent, and data security in the banking, financial services, payments and data management industries – through the thoughtful application of advanced blockchain, smart contract and artificial intelligence (“AI”) enabled financial technologies.

Strategic Partnerships and Market Expansion – The Company’s targeted channels for value creation include licensing, usage and service fees associated with asset digitization, escrow and custodial services, transactional capture, and the greater licensing of the Company’s growing intellectual property portfolio. This portfolio is strategically designed for further use and deployment by recognized and equally reputable institutional organizations in the banking, financial services, and information technology marketplaces.

Strategic Partnerships and Market Expansion – The Company´s further goal is to help create a secure, digital world where data is used responsibly and without compromising individual or organizational privacy. To advance this goal, I-ON has established strategic partnerships with industry leading companies to optimize its digitized asset ecosystem.

Emerging Leadership in Digital Identity Management – By means of unique technology partnerships, cutting-edge technology solutions, and a commitment to protecting user-based data privacy, I-ON is looking to become an emerging industry leader in providing secure-identity digital management solutions for its partnering banks, financial institutions and financial technology providers having both US and global reach.

Competition

The Company competes with a range of U.S. and global based digital solutions providers, many of which have greater name recognition and financial resources than the Company. The digitization of products and services is becoming increasingly transformative across U.S. and global business sectors, the Company anticipates that, as the range of existing and potential digital product and service providers continues to grow, it will require I-ON to continuously differentiate itself by developing and improving on its core business platforms.

Research and Development

Given the very nature of the Company’s underlying IT platform, inclusive of Hybrid Blockchain and related Digital Asset Workflow platforms, we place a high degree of focus and emphasis on continuing the development of new and increasingly effective technological means. This is particularly important as new regulatory standards for digital asset movement, acceptance, capture, POR, custody, settlement and reporting continue to evolve, with purveyors, institutions and, ultimately speaking, individuals, by necessity, adapting to new and ever-expanding guidelines that govern the use or deployment of digital asset. The Company will continue to partner with strategic service providers that meet the highest standards of integrity, expertise and capacity in the development of the Company’s specialized product and services offerings.

Sales and Marketing

Our Sales and Marketing strategy is designed with two primary groups in mind. The first group consists of claim holders who possess validated rights to proven gold reserves—gold that has been both discovered and is economically feasible to mine—and are interested in creating digital assets that serve as placeholders or representations of their ownership. These digital assets are intended for buying, selling, trading, or using as collateral (hypothecation).

The second group includes institutional entities or high net worth investors within the banking and financial services sector, who have an interest in acquiring a gold-backed digital asset for deployment or use within their respective investment management portfolios.

At this early stage, our marketing strategy is focused on building awareness of our products and services through content marketing, targeted audience segmentation, and educational initiatives via digital marketing and social media content development. In targeting our audience, we place a strong emphasis on reaching institutional clients, crafting messages that highlight transparency, trust, and the high level of service they expect.

Market and Industry Analysis

In 2023, the digital asset industry continued to experience significant growth, driven by increased institutional acceptance and technological advancements. I-ON has strategically positioned itself at the forefront of this expanding market through key acquisitions and technology development, particularly in the gold-backed digital securities sector.

Our acquisition of Orebits Corp. and its innovative technologies has strengthened our competitive position, allowing us to offer unique asset digitization and securitization solutions that are distinct in the marketplace. This strategic move not only enhances our product offerings but also broadens our appeal in the financial technology and banking sectors, where demand for robust, secure digital asset management solutions is increasing.

Technological advancements such as our enhanced SaaS platform and next-generation blockchain integration cater directly to the needs of banks and financial intermediaries, offering them unprecedented security and efficiency in digital transactions. These advancements are critical as they provide us with a competitive edge in a market where reliability and trust are paramount.

Intellectual Property

We are active in protecting and licensing our intellectual property related to digital asset infrastructure. This includes technologies for securing and facilitating gold and precious metal digitization. Our strategy is focused on creating a secure, fast, transparent, and institutional-grade ecosystem for digital securitization and banking. The Company generates revenue from transaction fees associated with these services and continually seeks to innovate and expand its IP portfolio to support new transactional models in the financial sector.

Our commercial success depends, in part, on obtaining and maintaining patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third-party competitors. Proprietary rights relating to our current and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents owned by or licensed to us may not afford protection against competitors, and our pending patent applications now or hereafter filed by or licensed to us may not result in patents being issued.

We currently rely on trade secrets, trademarks, service marks, trade names, copyrights, and other intellectual property rights, and on licenses to use intellectual property rights owned and controlled by others.

Technology and Innovation

In 2023, I-ON significantly advanced its technological capabilities, particularly in the digitization and securitization of asset classes, primarily focusing on precious metals. Following the strategic acquisition of Orebits Corp., we integrated a robust gold digitization patent portfolio, enhancing our existing blockchain solutions and establishing a stronger presence in the digital asset market.

We expanded our SaaS platform capabilities, offering new levels of service to banks and financial intermediaries, facilitating advanced asset management, receipt, and reporting of digital securities. This platform leverages our next-generation blockchain technology, improving transaction security and processing speed, and underscoring our commitment to innovation and leadership in financial technology services.

Our technology initiatives also emphasize environmental responsibility, enabling the monetization of gold reserves without the need for physical extraction, supporting global sustainability efforts. Through strategic partnerships, we continue to refine our technology offerings, ensuring that they meet institutional and regulatory standards while setting new benchmarks in the financial technology sector.

Looking ahead, I-ON is poised to explore further innovations in asset digitization, with plans to expand into new markets and enhance our technological infrastructure, aiming to drive growth and improve operational efficiencies across our platforms.

These advancements are expected to impact our financial outlook, contributing to sustained revenue growth and diversifying our income streams, as we continue to evolve our product and service offerings to meet the dynamic needs of the market.

Government Regulation

I-ON operates in a highly regulated environment and is subject to a variety of federal, state, and international regulations. These regulations govern various aspects of our operations, including but not limited to the use of digital assets, data security, and privacy. We believe we are in compliance with applicable federal, state and other regulations and that we have compliance programs in place to ensure compliance going forward. Our compliance framework includes but it’s not limited to, audits and monitoring systems designed to detect and address potential regulatory issues proactively.

The regulatory landscape for digital assets and blockchain technology is subject to rapid change, and regulatory changes could materially impact our business model. We are closely monitoring developments in legislation and regulatory policy that could affect our operations, particularly those related to the security and usability of digital assets.

To date, there have been no regulatory notifications or actions pending against us. We remain committed to maintaining high standards of regulatory compliance and will continue to invest in our compliance capabilities to safeguard our operations and shareholder interests.

Employees

As of December 31, 2023, I-ON had one full-time employee and one part-time employee.

Our History and Corporate Information

I-ON Digital Corp. was incorporated under the laws of the State of Delaware on June 18, 2013 as ALPINE 3 Inc. Alpine 3 Inc. was set up to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. ALPINE 3 did not undertake any effort to cause a market to develop in its securities, either debt or equity, before it successfully concluded a business combination. On April 4, 2014, The Michael J. Rapport Trust (the “Trust”) purchased 10,000,000 shares of common stock which was all of the outstanding shares of Alpine 3, Inc., and subsequently changed the name to Evans Brewing Company Inc. (“EBC”) on May 29, 2014. On October 9, 2014 the Trust agreed to the cancellation of 9,600,000 of the shares of common stock that it had acquired and retained 400,000 shares of common stock.

On September 17, 2015, the independent Bayhawk shareholders approved an Asset Purchase and Share Exchange Agreement (the “Agreement”) and Bayhawk sold to EBC and EBC purchased from Bayhawk assets of Bayhawk, including but not limited to the assets relating to the Bayhawk Ales label and the Evans Brands (collectively, the “Transferred Assets”).

On January 25, 2018, Evans Brewing Company, Inc. consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with I-ON Digital Corp. a company organized under the laws of the Republic of Korea (South Korea) and I-ON Acquisition Corp., a wholly owned subsidiary of the Company (“Acquisition”). Pursuant to the terms of the Merger Agreement, Acquisition merged with and into I-ON in a statutory reverse triangular merger (the “Merger”) with I-ON surviving as a wholly owned subsidiary of the Registrant. As consideration for the Merger, the Registrant agreed to issue the shareholders of I-ON (the “I-ON Holders”) an aggregate of 26,000,000 shares of our Common Stock, in accordance with their pro rata ownership of I-ON capital stock. Following the Merger, the Registrant adopted the business plan of I-ON in information technology consultancy and software development. On December 14, 2017, in connection with the Merger, the Company’s Board of Directors approved an amendment to its Certificate of Incorporation (the “Amendment”) to change its name to I-ON Digital Corp.

On March 21, 2019, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company to I-ON Digital Corp. The Company filed a Certificate of Amendment to effectuate the name change on or about April 2, 2019.

On September 28, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with I-ON Acquisition Corp., a Florida corporation (“IAC”). Pursuant to the terms of the Purchase Agreement, as amended, IAC acquired 3,600 shares of a newly created Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred”) for proceeds in the amount of $250,000 (the “Subscription Amount”) in the form of a promissory note (the “IAC Note”) which was secured by the pledge of the Series A Shares, the Series B Shares (as defined herein) and other assets of IAC in a Stock Pledge and Escrow Agreement (the “Pledge Agreement”). Each Series A Preferred Share is convertible into ten thousand (10,000) shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock” and is entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate of one hundred (100) votes per share of Series A Preferred.

In the fourth quarter of 2023, the Company acquired a controlling interest in Orebits Corporation, pursuant to the terms and conditions of a Contribution and Exchange Agreement, entered on October 30, 2023, between the Company and Orebits Acquisition Group LLC (“OAG”). The latter entity being a special purpose vehicle (SPV), controlled by Carlos Montoya, our CEO, that acquired controlling interest in Orebits Corp. in June 2023. During its prior years of operations, Orebits Corp actively deployed proprietary technology to digitize, market and manage gold-backed digital securities. In consummating the Agreement, effective December 15, 2023, I-ON Digital exchanged 910,000 C Preferred Shares of I-ON Digital Corp. in exchange for 910,000 Common Shares of Orebits Corp. With the transaction, the Company assumed ownership of 9,700 1-ounce Gold Backed Digital Assets. The Company further assumed control of trademarks, patent & patent-pending rights previously owned or controlled by Orebits Corp. In assuming control of the 9,700 Orebits.AU Gold Backed Digital Assets, when combined with 180 Gold Backed digital assets previously residing on the books of the Company, the total number of all Gold Backed Digital Assets held by the Company now stands at 9,880 1 oz. digital assets. Residing on the Company’s proprietary Hybrid Blockchain Platform, the asset is now formally referred to by the Company as the ION.au Gold Backed Digital Asset.

Other Information

Our principal executive offices are located at 1244 N. Stone Street, Unit #3, Chicago, IL 60610 and our telephone number is (866) 440-2278. We can be contacted by email at info@iondigital.com. Our corporate website address is www.iondigitalcorp.com, to which we regularly post copies of our press releases as well as links to reports that we have filed with the SEC, which are available free of charge as soon as reasonably practicable after being filed electronically or furnished to the Securities and Exchange Commission (“SEC”). Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K or our other filings with the SEC.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, Room 1580, NE Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1.A Risk Factors.

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

Since the inception of the crypto economy, numerous digital asset and digital asset businesses and platforms have been sued, investigated, or shut down due to fraud, illegal activities, the sale or issuance of unregistered securities, manipulative practices, business failure, and security breaches.

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

Negative perception, a lack of stability and standardized regulation in the crypto economy, and the closure or temporary shutdown of platforms utilizing digital assets due to fraud, business failure, hackers or malware, or government mandated regulation may reduce confidence in the crypto economy and result in greater volatility of the prices of assets, including significant depreciation in value. Any of these events could have a material and adverse impact on our business, financial condition and results of operations.

Market acceptance of digital assets and blockchain technology is critical to our success and revenue generation. Our products and services involve innovative technologies that may not gain widespread adoption among our target user base. Negative public perception, a lack of understanding of blockchain technologies, or a decline in the use of digital assets due to regulatory, technological, or competitive factors could significantly limit our ability to attract or retain customers. Furthermore, our growth depends not only on the acceptance of our current technology but also on our ability to anticipate and develop new technologies that meet evolving market demands. Failure to achieve broad market acceptance can limit our revenue streams and adversely impact our financial condition and operational results.

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

Regulatory environments across jurisdictions are rapidly evolving, and we are subject to laws and regulations affecting the blockchain and digital assets industry, which are often complex and contradictory. The lack of harmonization in regulations can create challenges, including limitations on our operations and increased compliance costs. Future legislative or regulatory actions could severely impact our business model, requiring extensive changes to our operations and strategies. This uncertainty in the regulatory landscape poses a significant risk to our ongoing and future business initiatives.

Cybersecurity breaches and data privacy violations could significantly disrupt our operations and expose us to financial liability and reputational harm.

Cybersecurity and data privacy are critical aspects of our operations, given our reliance on digital technologies to provide services and interact with clients. We face significant risks related to security breaches, data loss, and other cyber incidents that could compromise the integrity and confidentiality of our proprietary and customer data. Such incidents could expose us to legal penalties, financial losses, and reputational damage. Despite our efforts to enhance our cybersecurity measures and comply with applicable data protection laws, the inherent risks associated with cybersecurity breaches continue to pose a significant threat to our operations. As we expand our digital offerings, the potential vectors for attacks increase. A breach could result in substantial financial and reputational damage, including legal liabilities and erosion of customer trust. Our continued investment in advanced security measures and training is critical to mitigate these risks.

Rapid Advancements in Technology May Outpace Our Current Cybersecurity Measures

The technology sector continues to evolve at a rapid pace, with significant advancements in areas such as quantum computing and artificial intelligence. These technologies, while offering numerous benefits, also pose new security challenges that could potentially compromise our existing cybersecurity measures. Quantum computing, in particular, could render traditional encryption methods obsolete, exposing us to increased risks of cyber attacks and data breaches. Our ability to continually update our cybersecurity infrastructure in line with these advancements is critical to protecting our assets and maintaining customer trust. Failure to effectively adapt to these technological changes could result in significant operational disruptions and financial losses.

The potential impact of rapid advancements in technology includes operational disruptions, increased compliance costs, and potential loss of revenue. Additionally, failure to adequately address this risk could harm our reputation and investor confidence. We are actively monitoring these developments and are committed to implementing strategies designed to mitigate these risks, including investing in advanced security technologies.

Risks Related to Securities Markets and Investments in Our Securities

Our executive officers and certain stockholders possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our current executive officers, directors and largest stockholders of the Company, held approximately 64% of the voting power of the outstanding shares of our capital stock as of December 31, 2023. These officers, directors and certain stockholders have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. The interests of our executive officers and certain shareholders may give rise to a conflict of interest with the Company and the Company’s stockholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

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

Our operations are significantly influenced by the economic conditions and the stability of the financial markets. Fluctuations in these markets, especially those impacting digital assets, can adversely affect our investment value, operational costs, and revenue streams. Economic downturns, increased market volatility, and adverse financial market conditions could have a disproportionate impact on our strategic operations and financial performance.

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

Risk Related to our Intellectual Property Rights

It may be difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

Our commercial success depends, in part, on obtaining and maintaining patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third-party competitors. Proprietary rights relating to our current and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents owned by or licensed to us may not afford protection against competitors, and our pending patent applications now or hereafter filed by or licensed to us may not result in patents being issued.

Our patents or patent applications, or those licensed to us, if issued, may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide proprietary protection or competitive advantages to us against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us.

If we cannot maintain the confidentiality of our proprietary technology and other confidential information, our ability to receive patent protection and our ability to protect valuable information owned by us may be imperiled. Litigation may be necessary to assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. In addition, interference, derivation, post-grant oppositions, and similar proceedings may be necessary to determine rights to inventions in our patents and patent applications. Litigation or similar proceedings could result in substantial costs to and diversion of effort by us and could have a material adverse effect on our business, financial condition and results of operations. These efforts by us may not be successful.

We also rely on our know-how, trade secrets, and continuing technological innovation to develop and maintain our proprietary position. However, know-how and trade secrets are difficult to protect. While we require and continue to intend to require employees, academic collaborators, consultants and other contractors to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary or licensed information. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those offered in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

Competitors may use our technologies in jurisdictions where we do not have, or where we do not pursue and obtain, patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing.

Further, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Moreover, proceedings to enforce our patent rights, or those of our licensors or partners, in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our in-licensed patents, or any patents that we may own in the future, at risk of being invalidated or interpreted narrowly, could put our owned or in-licensed patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

If we fail to obtain or maintain patent protection or trade secret protection for our product candidates or our technologies, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and attain profitability.

We may also rely on the trademarks we may develop to distinguish our products from the products of our competitors. We cannot guarantee that any trademark applications filed by us or our business partners will be approved. Third parties may also oppose such trademark applications, or otherwise challenge our use of the trademarks. In the event that the trademarks we use are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot provide assurance that competitors will not infringe the trademarks we use, or that we will have adequate resources to enforce these trademarks.

Risks Related to Governmental Regulation and Enforcement

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of digital assets in a manner that adversely affects our business, prospects, or operations.

As digital assets have grown in both popularity and market size, governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while some jurisdictions, such as the United States, subject the mining, ownership and exchange of digital assets to extensive, and in some cases overlapping, unclear and evolving regulatory requirements.

For example, in January 2023, the Federal Reserve, Office of the Comptroller of the Currency, and FDIC issued a joint statement effectively discouraging banks from doing business with clients in digital-asset industries, which could potentially create challenges regarding access to financial services. In January 2023, the Federal Reserve also issued a policy statement broadening its authority to cover state-chartered institutions. Moreover, in January 2023, the White House issued a statement cautioning deepening ties between digital-assets and the broader financial system. Meanwhile, the SEC has announced several actions aimed at curtailing activities it deems sales of unregistered securities.

However, also during January 2023, the U.S. House of Representatives announced its first ever Financial Services Subcommittee on Digital Assets and the intention to develop a regulatory framework for the use and trade of digital assets and related financial services products in the United States. Bipartisan leadership of the Senate Banking Committee announced a similar objective.

Given the difficulty of predicting the outcomes of ongoing and future regulatory actions and legislative developments, it is possible that they could have a material adverse effect on our business, prospects or operations.

Our interactions with a blockchain may expose us to specially designated nationals (“SDN”) or blocked persons and new legislation or regulation could adversely impact our business or the market for digital assets.

The Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its SDN list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our Company’s policy prohibits any transactions with such SDN individuals, and we take all commercially reasonable steps to avoid such transactions, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling our digital assets. Moreover, there is a risk that some bad actors will continue to attempt to use digital assets, as a potential means of avoiding federally imposed sanctions, such as those imposed in connection with the Russian invasion of Ukraine.

We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the digital asset industry, or the potential impact of the use of digital assets by SDN or other blocked or sanctioned persons, which could have material adverse effects on our business and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, all of which could harm our reputation and affect the value of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Managing cybersecurity risk is critical to supporting our vision, enabling our strategy, and safely operating our business. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process which covers all Company risks. As part of this process, appropriate personnel collaborate with third-party subject matter experts to gather insights for identifying and assessing material risks associated with cybersecurity threats, their severity, and potential mitigations. Further, we provide periodic training for all personnel regarding cybersecurity threats, with such training appropriate to the roles, responsibilities and access of the relevant Company personnel. Our policies require all workers to report any real or suspected cybersecurity event.

We have a cybersecurity risk assessment process that involves the activities listed below, among others:

●	Compare our processes to benchmark standards, such as those set by the National Institute of Standards and Technology (“NIST”).

●	Closely monitor emerging data protection laws and implement changes to our processes as needed.

●	Conduct annual cybersecurity management and incident training for employees involved in our systems that contain sensitive data.

●	Run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies as needed.

●	Carry cybersecurity risk insurance that provides protection against potential losses arising from a cybersecurity incident.

As part of the above process, we engage third-party services to provide 24-hour, 365-day monitoring, escalation, and response to cyber events. In addition to consulting on best practices, we leverage a third-party expert security firm for independent evaluations of our security controls through penetration testing. These evaluations test both the design and the operational effectives of security controls.

Our process also addresses material risks from cybersecurity threats associated with our use of third-party service providers, including those in our supply chain, our product development partners, or those who have access to sensitive data or our systems. Third-party risks are included within our broader overall risk assessment process, and cybersecurity considerations are considered during the selection and oversight of our third-party service providers.

Governance

Our board of directors, in coordination with the Audit Committee, oversees our risk management program, including the management of risks associated with cybersecurity threats. Our board of directors and Audit Committee receive periodic updates on developments in our cybersecurity risk management practices, evolving standards, third-party vulnerability assessments, and information security issues. On an annual basis, our board of directors and the Audit Committee discuss our approach to overseeing cybersecurity threats with senior management, including our Chief Executive Officer (“CEO”).

Senior management works collaboratively across the organization to implement a program designed to protect our information systems from cybersecurity threats and to respond to any cybersecurity incidents in accordance with our incident response and recovery plans. A cross-functional team addresses cybersecurity threats and responds to cybersecurity incidents through communications within the team and with third-party experts to stay informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents and report such incidents to the board of directors and the Audit Committee when appropriate.

As of the date of this Form 10-K, we are not aware of cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business, strategy, results of operations, or financial condition at this time. For further discussion of the risks associated with cybersecurity incidents, see Part I, Item 1A of this Form 10-K under the risk factor entitled.

Item 2. Properties.

Our principal place of business and corporate headquarters is located at 1244 N. Stone Street, Unit #3, Chicago, IL, which we lease on a month-to-month basis. We believe that our current office is sufficient in size for current and future operations.

Item 3. Legal Proceedings.

None.

Item 4. Miney Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTC Markets under the trading symbol “IONI.” The following table lists the high and low sale information for our common stock as quoted on the OTC Markets for the fiscal years ended December 31, 2023 and 2022:

	Price Range
Quarter Ended	High ($)	Low ($)
December 31, 2023	$0.295	0.061
September 30, 2023	$0.249	0.055
June 30, 2023	$0.265	0.112
March 31, 2023	$0.315	0.065
December 31, 2022	$0.11	0.066
September 30, 2022	$0.11	0.056
June 30, 2022	$0.078	0.052
March 31, 2022	$0.149	$0.061

The above quotations from the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

The number of record holders of our common stock as of December 31, 2023, was approximately 300 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

Dividends

We have not paid or declared any cash dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

Purchases of Equity Securities

Orebits Transaction

On December 15, 2023, the Company consummated its previously announced transaction contemplated by that certain Contribution and Exchange Agreement, dated as of October 30, 2023 (the “Contribution and Exchange Agreement”), by and between the Company and Orebits Acquisition Group, a Wyoming limited liability company (“OAG”), pursuant to which the Company acquired 910,000 shares of currently outstanding common stock of Orebits Corp. (“Orebits”), representing a controlling interest in Orebits, in exchange for 910,000 shares of Series C Preferred Stock of the Company (“Series C Stock” and such transaction, the “ Orebits Transaction”).

As part of the Contribution and Exchange Agreement, upon and by virtue of the consummation of the Orebits Transaction, OAG transferred all its right, title and interest in and to approximately 9,700 Orebits.AU gold-backed digital assets to the Company, which have an estimated value of $18.2 million. The disinterested members of the Board of Directors determined that the consideration paid for the 910,000 shares of Orebits approximated their fair market value.

Sale of Series A Convertible Preferred Stock

On April 13, 2023, the Company sold a total of 700 shares of Series A Convertible Preferred Stock to IAC for $150,000.

Sell-Off of I-ON Communications Co., Ltd.

On September 29, 2022, the Company effectuated an Equity Transfer Agreement (the “Sell-Off Agreement”) among the Company, Communications and JFJ Digital Corp., a Delaware corporation (“JFJ”), whereby all of the outstanding equity of Communications was transferred to JFJ in exchange for the return of 15,306,119 shares of the Company’s Common Stock held by Jae Cheol Oh and HongRae Kim, the Company’s the principal executive officer and members of the Board of Directors (the “Sell-Off”). Pursuant to the Sell-Off Agreement, in addition to acquiring all of the outstanding capital stock of Communications, JFJ will assume all responsibilities for any debts, obligations and liabilities of Communications and acquired all rights to any assets of Communications, including, but not limited to, the Subscription Amount. As a result of the Sell-Off, Communications ceased being a subsidiary of the Company.

IAC Transaction

On September 28, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with I-ON Acquisition Corp., a Florida corporation (“IAC”). Pursuant to the terms of the Purchase Agreement, IAC acquired 3,000 shares of a newly created Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred”) for proceeds in the amount of $250,000 (the “Subscription Amount”) in the form of a promissory note which was secured by the pledge of the Series A Shares, the Series B Shares (as defined herein) and other assets of IAC in a Stock Pledge and Escrow Agreement (the “Pledge Agreement”).

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

All of the securities referred to above were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Regulation D and/or Regulations promulgated thereunder. The securities have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the related notes thereto included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Forward Looking Statements.” Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

Overview

I-ON is a leading-edge provider of asset-digitization and securitization solutions engineered to provide a secure, fast, transparent, and institutional-grade ecosystem. We specialize in digitizing documentary evidence of ownership into secure, asset-backed digital certificates, thus bringing liquidity and recognized value to a diverse array of asset classes. Our cutting-edge technology includes a zero-trust, hybrid blockchain architecture that incorporates state-of-the-art smart contracts and sophisticated workflow management AI technologies. This system enables the digitization of ownership records for recoverable gold, precious metals, and mineral reserves, transforming them into digital certificates that facilitate wealth transfer through innovative asset-backed financial instruments.

In the fiscal year 2023, I-ON continued to expand its market presence and product offerings. We notably acquired Orebits’ gold digitization patent portfolio, trademarks, brand marks, and core intellectual property in the Orebits Transaction. This acquisition has allowed us to enhance our capabilities and broaden our service offerings, particularly through a new SaaS platform designed for banks, broker-dealers, and other financial intermediaries. This platform supports the receipt, management, and reporting of digital assets, reinforcing our commitment to innovation in the banking, financial technology, and mineral asset industries.

Results of Operations

Results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022

	2023	2022 (Discontinued Operations)

Revenue	$97,875	$7,578,685
Cost of sales	63,000	6,923,957
Gross profit	34,875	654,728

Operating expenses	740,404	2,714,315

Other income (expenses)	(98,784)	1,807,581

Income (loss) before provision for income taxes, loss on equity investment, and non-controlling interest	(804,313)	(252,006)
Provision for (benefit from) income tax	825	30,002
Income (loss) before loss on equity investment and non-controlling interest	(805,138)	(282,008)
Loss on equity investment	-	(18,725)
Income (loss) before non-controlling interest	-	(300,733)
Non-controlling interest income (loss)	-	(273,108)
Net loss from continuing operations	$(805,138)	$-
Net income (loss) attributable to Parent Company from discontinued operations	$-	$(27,625)

Comprehensive income statement
Net income (loss)	(805,138)	(300,733)
Foreign currency translation loss	-	(1,691,420)
Total comprehensive income (loss)	(805,138)	(1,992,153)

Net Sale

The sales for the years ended December 31, 2023 and 2022 were $97,875 and $7,578,685, respectively. Due to the “Sell-off” of its subsidiaries in September 2022, there are very limited sales since then.

Cost of Goods Sold

The costs for the years ended December 31, 2023 and 2022 were $63,000 and 6,923,957, respectively. For the same reason explained above, there was very limited cost for the year ended December 31, 2023.

Gross Profit

The gross profit for the years ended December 31, 2023 and 2022 was $34,875 and $654,728, respectively. For the same reason, there was very limited gross profit for the year ended December 31, 2023.

Operating Expenses

Operating expenses consist of professional fees, research and development expenses and general and administrative expenses.

Operating expenses for the years ended December 31, 2023 was $740,404, containing $388,540 of professional fees and $351,864 of general and administrative expenses. Comparing with the year ended December 31, 2022, the operating expenses were $2,714,315, containing $524,611 of research and development, and $2,189,704 of general and administrative expenses.

The significant decrease in operating expenses was due to the “Sell-off” of the Company’s subsidiaries and not many activities since then.

Other Income (Expense)

For the year ended December 31, 2022, the Company had other income of $1,807,581. For the year ended December 31, 2023, there were other expenses of $98,784 (interest and impairment). The difference was due to various changes of the Company, mainly because the Company sold its former business and the change of the ownership. The Company, under the new ownership and management, changed its business operations.

Comprehensive income - Foreign currency translation

Foreign currency translation loss was $0 for the year ended December 31, 2023 compared to loss of $1,691,420 for the year ended December 31, 2022. There were no foreign currency transactions for the year ended December 31, 2023 after the Sell-off of its Korean subsidiaries, so that there was no foreign currency translation gain or loss since then.

Liquidity and Capital Resources

As of December 31, 2023 the Company had cash of $36,075 in its bank account.

Operating Activities

Cash of $498,834 used in the year ended December 31, 2023, compared to the cash used in operating activities of $792,936 for the year ended December 31, 2022, a change of $294,102. The change was due to the “Sell-off” of the Company’s subsidiaries and there were not many activities since then.

Investing Activities

Cash used in investing activities for the year ended December 31, 2023 was $578,842, compared to cash used in investing activities of $705,692 for the year ended December 31, 2022, a decrease of $126,850. The decrease in cash in investing activities was due to the ownership change in January 2023. The new owner started to establish its business and scale of investing activities is smaller.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 was $1,113,751, compared to cash used in financing activities of $3,078,447 for the year ended December 31, 2022. The increase was primarily due to the proceeds from stock issuance and loans obtained.

Critical Accounting Estimates

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to the financial statements. We have identified the accounting policies in Note 2 that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management. Management has carefully considered the recently issued accounting pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

I-ON Digital Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of I-ON Digital Corp. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of I-ON Digital Corp. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 2, the Company had an accumulated deficit of $3,496,501 and $2,691,363 at December 31, 2023 and 2022, respectively, had working capital deficits of $707,969 and $0 at December 31, 2023 and 2022, respectively, had a net loss of $805,138 and $27,625 for the years ended December 31, 2023 and 2022, respectively, and net cash used in operating activities of approximately $498,834 and $792,936 for the years ended December 31, 2023 and 2022, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Intangible assets, net – Valuation

Description of the Matter

As discussed in Notes 2 and 7 of the consolidated financial statements the Company has approximately $18.4 million of intangible assets as of December 31, 2023. Intangible assets are recorded at cost and intangible assets with a finite life are amortized using the straight-line method over their estimated useful lives. Intangible assets are assessed for impairment at least annually or when events and circumstances indicate the carrying amount of the asset may not be recoverable.

Approximately $18.0 million of the Company’s intangible assets consist of the ION.au digital asset (formerly known as Orebits.au). The estimation of the value of this asset is subjective because the asset is thinly traded and a price is not quoted on any reputable digital asset exchange.

How We Addressed the Matter in Our Audit

●	We compared the value of the ION.au digital asset with other observable transactions.
●	We compared the value of the ION.au digital asset with other known benchmarks.
●	We evaluated management’s process to identify indicators of impairment of its digital assets.

/s/ Kreit & Chiu CPA LLP

We have served as the Company’s auditor since 2019.

New York, New York

June 6, 2024

I-ON Digital Corp. and Subsidiaries

Consolidated Balance Sheets

As of	December 31, 2023	December 31, 2022

ASSETS

Current assets:
Cash and cash equivalents	$36,075	$-
Prepaid expenses	109,764	-
Total current assets	145,839	-

Non-current assets:
Intangible assets, net	18,400,927	-

Total non-current assets	18,400,927	-

Total Assets	$18,546,766	$-

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued expenses	$100,659	$-
Accrued interest	79,589	-
Deferred revenue – related party	32,625	-
Due to related parties	167,909	-
Loans payable	473,026	-
Total current liabilities	853,808	-

Total liabilities	853,808	-

Commitments and contingencies

Stockholders’ Equity
Preferred stock Series A - $0.0001 par value; authorized 6,000 shares and 4,600 shares and zero issued and outstanding at December 31, 2023 and 2022	0	-
Preferred stock Series A to be issued (803 and 0 shares as of December 31, 2023 and 2022, respectively)	176,342	-
Preferred stock Series C - $0.0001 par value; authorized 910,000 shares and 910,000 shares and zero issued and outstanding at December 31, 2023 and 2022	91	-
Common stock - $0.0001 par value; authorized 100,000,000 shares; 27,410,234 shares and 19,724,220 issued and outstanding at December 31, 2023 and 2022, respectively	2,741	1,972
Additional paid-in-capital	21,010,285	2,689,391
Accumulated retained earnings	(3,496,501)	(2,691,363)
Total stockholders’ equity (deficit)	17,692,958	-

Total Liabilities and Stockholders’ Equity	$18,546,766	$-

See accompanying notes to the consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2023	2022

Net sales – related party	$97,875	$-
Cost of sales	63,000	-
Gross profit	34,875	-

Operating expense:
Professional fees	388,540	-
General and administrative expenses	351,864	-
Total operating expenses	740,404	-

Income (loss) from continuing operations	(705,529)	-

Income (loss) from discontinued operations	-	(252,006)

Other income (expenses):
Interest expenses	(90,585)	-
Impairment loss	(8,199)	-
Income (loss) on equity investment and other income	-	(18,725)
Total other income (expenses), net	(98,784)	(18,725)
Income (loss) from discontinued operations before income taxes and non-controlling interest	-	(270,731)
Income (loss) from continuing operations before income taxes and non-controlling interest	(804,313)	-

Provision for income taxes	825	30,002

Income (loss) before non-controlling interest	(805,138)	(300,733)

Non-controlling interest (loss)	-	(273,108)
Net loss from continuing operations	$(805,138)	$-
Net loss attributable to Parent Company from discontinued operations	$-	$(27,625)

Comprehensive income statement:
Net income (loss) from continuing operations	$(805,138)	$-
Net income (loss) from discontinued operations	-	(300,733)
Foreign currency translation loss	-	(1,691,420)
Total comprehensive income (loss) from discontinued operations	$-	$(1,992,153)
Total comprehensive income (loss) from continued operations	$(805,138)	$-

Basic and diluted loss per share
Net loss from continuing operations	$(0.03)	-
Earnings per share to stockholders from continuing operations	$(0.03)	-

Net loss before non-controlling interest from discontinued operations	-	$(0.01)
Non-controlling interest from discontinued operations	-	$(0.01)
Earnings per share to stockholders from discontinued operations	-	$(0.00)

Weighted average number of common shares outstanding:
Basic	26,053,473	19,724,220
Diluted	26,053,473	19,724,220

See accompanying notes to the consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

			Preferred Stock
	Common Stock		Series A		Series A to be issued		Series B		Series C		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total Company Stockholders’	Non-Controlling	Preferred	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (loss)	Equity	Interest	Stock	Equity

Balance at December 31, 2021	35,030,339	$3,503	-	$-	-	$-	-	$-	-	$-	$3,713,370	$7,681,661	$(709,478)	$(726,500)	$9,962,556	$(165,796)	$1,093,569	$10,890,329
Cancellation of common stock in connection with equity purchase agreement	(15,306,119)	(1,531)	-	-	-	-	-	-	-	-	(1,023,979)	-	-	-	(1,025,510)	-	-	(1,025,510)
Adjustments from deconsolidation	-	-	-	-	-	-	-	-	-	-	-	(10,345,399)	709,478	2,417,920	(7,218,001)	165,796	(1,093,569)	(8,145,774)
Foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,691,420)	(1,691,420)	-	-	(1,691,420)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(27,625)	-	-	(27,625)	-	-	(27,625)

Balance at December 31, 2022	19,724,220	$1,972	-	$-	-	$-	-	$-	-	$-	$2,689,391	$(2,691,363)	$-	$-	$-	$-	$-	$-

Issuance of preferred stock – series A	-	-	4,600	0	-	-	-	-	-	-	433,786	-	-	-	433,786	-	-	433,786
Distribution	-	-	-	-	-	-	-	-	-	-	(250,000)	-	-	-	(250,000)	-	-	(250,000)
Issuance of preferred stock – series B	-	-	-	-	-	-	6,000	1	-	-	35,713	-	-	-	35,714	-	-	35,714
Preferred stock series B conversion to Common Stock	6,000,000	600	-	-	-	-	(6,000)	(1)	-	-	(599)	-	-	-	-	-	-	-
Common stock Cancellation	(350)	(0)	-	-	-	-	-	-	-	-	-	-	-	-	(0)	-	-	(0)
Common stock issued for services	550,000	55	-	-	-	-	-	-	-	-	120,945	-	-	-	121,000	-	-	121,000
Common stock issued for intangible assets	1,136,364	114	-	-	-	-	-	-	-	-	249,886	-	-	-	250,000	-	-	250,000
Preferred stock to be issued	-	-	-	-	803	176,342	-	-	-	-	-	-	-	-	176,342	-	-	176,342
Issuance of warrants	-	-	-	-	-	-	-	-	-	-	87,970	-	-	-	87,970	-	-	87,970
Issuance of preferred stock – series C	-	-	-	-	-	-	-	-	910,000	91	17,643,193	-	-	-	17,643,284	-	-	17,643,284
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(805,138)	-	-	(805,138)	-	-	(805,138)

Balance at December 31, 2023	27,410,234	$2,741	4,600	$0	803	$176,342	-	$-	910,000	$91	$21,010,285	$(3,496,501)	$-	$-	$17,692,958	$-	$-	$17,692,958

See accompanying notes to the consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2023	2022

Cash flows from operating activities:
Net income (loss)	$(805,138)	$(300,733)
Less: net income (loss) from discontinued operations		(27,625)
Adjustments to reconcile net income (loss) to net cash from operating activities
Impairment loss	8,199	-
Stock compensation	121,000	-
Amortization	63,000	-
Accretion of debt discount	10,996	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(109,764)	-
Accrued expenses	100,659
Accrued interest	79,589	-
Deferred revenue – related party	32,625	-
Net cash provided by (used in) operating activities from discontinued operations	-	(519,828)
Net cash provided by (used in) continuing operations	(498,834)	-
Net cash provided by (used in) discontinued operations	-	(792,936)
Total net cash provided by (used in) operating activities	(498,834)	(792,936)

Cash flows from investing activities:
Purchase of intangible assets	(578,842)	-
Total net cash provided by (used in) continuing investing activities	(578,842)	-
Total net cash provided by (used in) discontinued investing activities	-	(705,692)
Total net cash provided by (used in) investing activities	(578,842)	(705,692)

Cash flows from financing activities:
Proceeds from Bridge loan	550,000	-
Proceeds from issuance of preferred stock Series A	433,786	-
Proceeds for preferred stock A to be issued	176,342	-
Proceeds from issuance of preferred stock Series B	35,714	-
Distribution per stock purchase agreement	(250,000)	-
Advances from related parties	167,909	-
Total net cash provided by (used in) continuing financing activities	1,113,751	-
Total net cash provided by (used in) discontinued financing activities	-	(3,078,447)
Total net cash provided by (used in) financing activities	1,113,751	(3,078,447)

Effect of foreign currency translation on cash and cash equivalents	-	(731,569)

Net increase (decrease) in cash and cash equivalents	36,075	(5,308,644)

Cash and cash equivalents including restricted cash, beginning of year	-	5,308,644

Cash and cash equivalents including restricted cash, end of year	$36,075	$-

Supplemental disclosure of cash flow information:
Continuing operations:
Interest paid	$-	$-
Taxes paid	$-	$-

Discontinued operations:
Interest paid	$-	$6,218
Taxes paid	$-	$13,667

Supplemental disclosure of non-cash flow information:
Continuing operations:
Cancellation of common stocks	$-	$1,025,510
Stock issuance (preferred C) for company acquisition	$17,643,284	$-
Issuance of common stock for intangible assets	$250,000	$-

See accompanying notes to the consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1: Organization and Operations

I-ON Digital Corp. (“the Company”) was incorporated on July 5, 1999 and is engaged in providing digital-based enterprise solutions, including the digitization and distribution of precious metals, primarily gold and other asset-based digital securities on the blockchain.

On September 29, 2022, the Company effectuated an Equity Transfer Agreement (the “Sell-Off Agreement”) among the Company, the Company’s wholly-owned subsidiary I-ON Communications, Ltd. (Communications) and JFJ Digital Corp., a Delaware corporation (“JFJ”), whereby all of the outstanding equity of Communications was transferred to JFJ in exchange for the return of 15,306,119 shares of the Company’s Common Stock held by Jae Cheol Oh and Hong Rae Kim, the Company’s principal executive officer and members of the Board of Directors (the “Sell-Off”). Pursuant to the Sell-Off Agreement, in addition to acquiring all of the outstanding capital stock of Communications, JFJ assumed all responsibilities for any debts, obligations and liabilities of Communications and acquire all rights to any assets of Communications, including, but not limited to, the Subscription Amount.

As a result of the Sell-Off, Communications ceased being a subsidiary of the Company. Accordingly, the operating results of Communications were reported in pretax income (loss), income tax, income (loss) before loss on equity investment, loss on equity investment, income (loss) before non-controlling interest, non-controlling interest income (loss), and net loss from discontinued operations, in the Statements of Operations for year ended December 31, 2022 presented. All amounts and disclosures included in the Notes to Financial Statements reflect only the Company’s continuing operations unless otherwise noted. For additional information, see Note 3 “Discontinued Operations” and Note 5 “Deconsolidation of Subsidiaries.”

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

On December 15, 2023, the Company consummated its previously announced transaction contemplated by that certain Contribution and Exchange Agreement, dated as of October 30, 2023 (the “Contribution and Exchange Agreement”), by and between the Company and Orebits Acquisition Group, a Wyoming limited liability company (“OAG”), pursuant to which the Company acquired 910,000 shares of currently outstanding common stock of Orebits Corp. (“Orebits”), representing the 100% controlling interest in Orebits Corp., in exchange for 910,000 shares of Series C Preferred Stock of the Company (“Series C Stock” and such transaction, the “Transaction”). As part of the Contribution and Exchange Agreement, upon and by virtue of the consummation of the Transaction, OAG transferred all its right, title and interest in and to approximately 9,700 Orebits.AU gold-backed digital assets to the Company, which have an estimated value of $17.6 million. The disinterested members of the Board of Directors determined that the consideration paid for the 910,000 shares of Orebits approximated their fair market value.

To determine if the acquisition is a business combination or an acquisition of assets, Management considered the specific criteria outlined in the generally accepted accounting principles (GAAP), particularly those related to business combinations as defined by Accounting Standards Codification (ASC) 805. According to GAAP (ASC 805-10-20), a business consists of inputs, processes applied to those inputs, and the ability to create outputs. Orebits Corp. has been inactive for years and possesses only one asset without generating revenues or conducting significant activities, so it does not meet the definition of a business under GAAP. Orebits Corp. does not meet the definition of a business and only holds a single asset, so the transaction was treated as an acquisition of assets rather than a business combination.

The acquisition of Orebits Corp. has had a significant impact on the Company’s consolidated balance sheets. The acquiree Orebits Corp. carried only one asset – 9,700 Orebits AU with the value of $17.6 million. After the acquisition, the value of the assets on the consolidated balance sheets increased by $17,643,284 and there was no increase in liabilities.

Orebits Corp. did not have any operations so there is no impact to the consolidated statements of operations for the Company.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts, transactions, and profits have been eliminated upon consolidation. The accompanying consolidated financial statements and the notes hereto are reported in US Dollars. The consolidated financial statements were prepared and presented in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810. Non-controlling interests represent the portion of earnings that is not within the parent Company’s control. These amounts are required to be reported as equity instead of as a liability on the consolidated balance sheet. ASC requires net income or loss from non-controlling interests to be shown separately on the consolidated statements of operations. The consolidated financial statements included herein have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues since the Sell-off of its subsidiaries in September 2022. In addition, the Company has limited cash and it had consecutive losses in the last two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2023, the Company has completed two digital platforms to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Those platforms are still in the testing stage as of now when the consolidated financial statements were ready to be issued. The implementation of these platforms will take time to cover the full operation costs.

The Company’s business prospects have changed since the new management took control of operations in January 2023. During the year ended December 31, 2023, management commenced new initiatives in technology development and acquisitions. In connection with these initiatives, Management plans to prepare the Company for capital formation and new business development through capital raising vehicles. There can be no assurances that the Company will be successful in this or any of its endeavors.

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

Cash and Cash Equivalents

The Company considers all money market funds and highly liquid financial investments with original maturities of three months or less when acquired to be cash equivalents.

Intangible Assets

Intangible assets represent non-physical assets that lack a physical substance but have value. These assets are typically long-term in nature and can include items such as patents, trademarks, copyrights, digital assets, and software. When the Company acquires an intangible asset, it is recorded either at fair value or at historical cost. The fair value is used if the asset is acquired from an entity not under common control in a business combination, and the historical cost is used if the asset is acquired from an entity under common control. s. Intangible assets with a finite life are amortized using the straight-line method over their estimated useful lives.

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

Digital Assets

Digital assets are accounted for as indefinite-lived intangible assets, and are initially measured at cost, in accordance with ASC 350 – “Intangibles-Goodwill and Other” (“ASC 350”). The Company does not intend to sell the digital assets in the near future so they are classified as non-current assets.

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 for the years ended December 31, 2023 and 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash arising from its normal business activities. The Company has its cash in high credit quality institutions. The Company currently does not provide for or issue extensions of credit to its clients, vendors or employees. If the Company’s board of directors elected to make a change in current policy, management, pursuant to policy and procedure implementation of the same, would establish methodologies for monitoring and assessing corresponding risks, inclusive of the potential for concentrations and the related adequacy of loss reserves going forward.

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

The following table presents the components of discontinued operations in relation to Communications reported in the statements of operations:

	Years Ended December 31,
	2023	2022

Net Sales	-	7,578,685
Operating costs and expenses	-	9,638,272
Income (loss) from operations before other income and income taxes	-	(2,059,587)
Other income (loss)	-	1,807,581
Income (loss) from discontinued operations before income taxes, loss on equity investment, and non-controlling interest	-	(252,006)
Income tax	-	30,002
Income (loss) from discontinued operations before loss on equity investment and non-controlling interest	-	(282,008)
Loss on equity investment	-	(18,725)
Income (loss) from discontinued operations before non-controlling interest	-	(300,733)
Non-controlling interest income (loss) from discontinued operations	-	(273,108)
Net income (loss) attributable to Parent Company from discontinued operations	-	(27,625)
Comprehensive income statement
Net income (loss) from discontinued operations	-	(300,733)
Foreign currency translation loss	-	(1,691,420)

Total comprehensive income (loss) from discontinued operations	-	(1,992,153)

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

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended December 31,	2023	2022

Net income (loss)	$(805,138)	$(27,625)
Net income (loss) from continuing operations	(805,138)	-
Net income (loss) from discontinued operations	-	(27,625)

Weighted-average shares of common stock outstanding:
Basic	26,053,473	19,724,220
Dilutive effect of common stock equivalents arising from share option, excluding antidilutive effect from loss	-	-
Dilutive shares	26,053,473	19,724,220

Net income (loss) from continuing operations:
Earnings per share – Basic and diluted
Net income (loss)	$(0.03)	-
Earnings per share to stockholders	$(0.03)	-

Net income (loss) from discontinued operations:
Earnings per share – Basic and diluted
Net income (loss) before non-controlling interest	-	$(0.01)
Non-controlling interest	-	$(0.01)
Earnings per share to stockholders	-	$(0.00)

NOTE 5. Deconsolidation of Subsidiaries

As of the Sell-Off date, which was September 29, 2022, the Company had approximately $12.6 million of total assets and $3.6 million of total liabilities on its balance sheet. As part of deconsolidation, we removed the balance of Accumulated Other Comprehensive Income (loss) which contains $2.4 million of foreign currency translation gain related to the Sell-Off of its subsidiaries. Those assets and liabilities were owned by Communications or Communications’ subsidiaries, such as I-ON, Ltd (Japanese subsidiary), eformworks Co., Ltd. (Korean subsidiary) and EIPGRID (Korean subsidiary). As a result of the Sell-Off Agreement, all assets and liabilities were transferred to JFJ.

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

NOTE 6. Prepaid Expenses

In April 2023, the Company signed a consulting agreement with Dutchess Group LLC. (“Consultant”) for Consultant to provide the Company with advisory and consulting services. The Company issued 550,000 shares of common stock at price of $0.22 per share for the services in May 2023. The term of the agreement is six months from April 13 to October 13, 2023. The Company amortized $121,000 of the expenses for the services.

In August 2023, the Company signed an agreement with M2 Compliance LLC (M2) for M2 to provide EDGAR filing services for the Company. The term of the services is from August 19, 2023 to August 18, 2024. The annual fee is $6,495. The Company amortized $2,436 (four and one half months) of the expenses for the services.

Also in August 2023, the Company paid the annual fees to OTC Markets for two categories of services. The fee is $9,780. The Company amortized $4,075 (five months) of expenses for the services.

In December 2023, the Company hired a consultant to work on the patents related to the token business operations. The Company paid a $100,000 retainer for the services to be performed in the first quarter of 2024.

As of December 31, 2023, the balance of prepaid expenses was $109,764.

NOTE 7. Intangible Assets

In January 2023, the Company signed a service agreement with Nodalium, Inc. through which Nodalium, Inc. will provide services for the Architectural Plan Project, Core IT Platform & Digital Asset Ecosystem. The consideration for this project is $80,000. As of December 31, 2023, the project was substantially completed. Management estimates the useful life of this intangible asset will be thirty-six months. As the asset has not been placed into use, the value of the assets was $80,000 as of December 31, 2023. Having participated in the planning and development of the Company’s Core Architectural Platform and Digital Asset Ecosystem, Nodalium, based on its platform knowledge and expertise, will further deliver its exclusive “Workflow” technology allowing the Company to independently monitor and report on all transactions involving the ION.au Digital Asset and/or the ION Digital Hybrid Blockchain platform. Nodalium’s continuous reporting will allow the Company to systematically balance its internal ledger systems, inclusive of client account balances reflecting buy, sell, trade or collateral pledge transactions, on a daily basis, against balances provided by Nodalium, All such accounting, will be made available in statement format to clients, institutional partners, auditors and/or public agencies, as appropriate.

In February 2023, the Company, through ION Acquisition Corp., signed a purchase agreement with Nahla Jacobs and Nahla Saleh Jacobs Trust and Orbits Acquisition Group LLC, to purchase 180 Orebits AU Certificates, valued at $335,700. In May 2023, the Company paid, through ION Acquisition Corp. $85,700 in cash and issued 1,136,364 shares of common stock. As of December 31, 2023, the cost of the asset was $335,700. The Company assessed the value of the Orebits and determined there was an impairment of $8,199. As of December 31, 2023, the value of this asset was $327,501.

In March 2023, the Company paid, through Orebits Acquisition Group (a related party), $84,000 to Oktane Media for Nodalium Channel Partnership Agreement & Transaction Costs, through which the Company obtained a certain license that allows the Company to resell. The license fee covers one year. The asset is amortized over the next twelve months starting from April 2023. The Company amortized $63,000 for the year ended December 31, 2023, and the net value of this asset was $21,000 as of December 31, 2023.

In March 2023, the Company signed an agreement with Instruxi Limited, through which Instruxi Limited will build a technology stack for the tokenization of precious metal, mineral, and/or commodity asset rights for unextracted deposits. The Company will provide specialist consultation, called ION’s Digital Architecture & Hybrid Blockchain Platform. The Company paid $329,142 and the project was completed as of December 31, 2023. The management estimates the useful life of this intangible asset will be thirty-six months. As the asset has not been placed in use, the value of the assets was $329,142 as of December 31, 2023.

In December 2023, the Company obtained 9,699.7082 Orebits AU through the acquisition of Orebits Corp. According to the purchase agreement, I-ON Digital Corp. issued 910,000 preferred Series C stock for Orebits Corp’s 100% ownership of 910,000 Orebits Corp’s shares. The Company recorded this 9,699.7082 Orebits at $17,643,284 ($1,818.95 per Orebit). The Company assessed the value of the 9,699.7082 Orebits and determined there was no impairment and the balance of Orebits remained $17,643,284 as of December 31, 2023.

As of December 31, 2023, the net value of the intangible assets was $18,400,927.

NOTE 8. Related Party Transactions

The Company’s major shareholder pays the expenses for the company’s operations and certain capital expenditures through the company (related party) he owns. For the years ended December 31, 2023 and 2022, the related party paid expenses of $167,909 and $0, respectively. These advances from the related party are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

On March 30, 2023, the Company sub-leased its Enterprise workflow/intelligent automation platform, that is master software license to I-ON Acquisition Corp. for the annual fees of $130,500. The Company received the full amount and recorded as deferred revenue. The Company recognizes the revenue over the next twelve months starting from April 2023. The Company recognized the revenue of $97,875 for the year ended December 31, 2023.

NOTE 9. Convertible Notes

In November 2023, the Company offered notes payable with the following terms and conditions. The term is one year or 30 days from the Closing Date of the Token Offerings (the “Payment Date”). The bonus rate is 100% payable at the closing date. In addition, the Company issued 550,000 warrants to the lenders as additional consideration. The value of the warrants was $87,970. The principal will be paid at the Closing Date by tokens at two and half times the principal, of which the value of the tokens would be $1,375,000. In November 2023, the Company issued convertible notes with the above terms and conditions in the total of $550,000. As of December 2023, the interest accrued was $90,585.

NOTE 10. Stockholders’ Equity

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

In May 2023, the Company issued 1,000 shares of preferred A stock for the value of $219,500. As of December 31, 2023, the total number of preferred A shares was 4,600.

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

In May and June 2023, the Company received $100,000 and $71,342, respectively, for stock to be issued. The total of $171,342 was recorded as a liability because if the Company was not able to issue the stock, the funds would be returned. In September 2023, the Company decided to issue the stock and the total amount of $171,342 was reclassified to stock to be issued. In August 2023, the Company received additional $5,000 for the stock to be issued. As of December 31, 2023, the total amount of stock to be issued was $176,342.

On August 30, 2023, the Company executed a Board Resolution concerning Series A Preferred voting rights to be increased from 1,000 per share of common stock to 20,000 to become effective after the Company completed the due-notice requirements with the State of Delaware. This pre-emptive Board Resolution was initially approved by the board as part of a defensive posture against potential claims, however unidentified or unsubstantiated, made by shareholders affiliated with prior ownership. In as much as such claims remained uncertain or unsubstantiated, we elected to further reserve such filing with the State of Delaware.

In November 2023, the Company issued 550,000 warrants to the lenders as additional consideration for the loans. According to the loan agreements, the warrant holders can purchase shares of I-ON Digital Corp.’s public common stock at the price of $0.07 per share. The total value of the warrants was $87,970 and the warrants will expire at the loan maturity date (one year).

In December 2023, the Company issued 910,000 shares of preferred stock Series C in exchange for 910,000 shares of Orebits Corp. The authorized number of Series C Preferred Shares is also 910,000. Each Series C Convertible Preferred Share has a par value of $0.0001. Each Preferred C share is convertible into twenty (20) shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and is entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate of twenty (20) votes per share of Series C Preferred.

As of December 31, 2023, the Company had 27,410,234 shares of common stock issued and outstanding.

NOTE 11. Income Taxes

The Company had a net operating loss carryforward for tax purposes totaling $805,138 and $0, respectively, at December 31, 2023 and 2022.

According to current tax laws, the losses can be carried forward indefinitely.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Net operating loss carryforward	$(805,138)	$0
Effective tax rate	21%	21%
Deferred tax asset	169,079	0
Less: Valuation allowance	(169,079)	0
Net deferred asset	$-	$-

NOTE 12. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were available to be issued and determined the Company did not have any material subsequent event.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure. In designing and evaluating these disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

As of December 31, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, such officers have concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms

Management’s Report on Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation, with the participation of our CEO, of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that there was no change in our internal control over financial reporting during the fiscal year period ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Through the use of our controls and procedures, we strive to reduce, but cannot eliminate, the risk of errors, fraud, or non-compliance. This inherent limitation is known and must be considered in evaluating the effectiveness of any control system. Controls can be circumvented by individual acts, collusion among individuals, or management override of the controls. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Item 9B. Other Information

Insider Trading Arrangements and Related Disclosure

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below lists all current officers and directors of the Company as of the date of this report. All officers serve at the discretion of the Board of Directors. The term of office of each of our directors expire at our next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

Name	Age	Position
Carlos X. Montoya	65	Director, President

Brad Hoffman	53	Director

Steve Aust	65	Director

Ken Park	57	Director

Carlos X. Montoya, the former President and CEO of Republic Bank of Chicago (current assets: $2.2B), is the Founder and Managing Member of Tall Ship Resource Development LLC and its affiliate, Tall Ship Partners Fund, LLC (www.tallshippartnersfund.com) each is engaged in the development of U.S. and global markets, product & service enhancements, and expanded asset circulation opportunities for the Orebits Digital Asset. Mr. Montoya also serves as the manager and founder of MCM Advisors, LLC, a Bank and Financial Service-Bureau platform specializing in institutional level Banking, Capital and Strategic Advisory services. MCM is recognized for achieving several marketplace firsts in establishing an institutional-level Financial Ecosystem for the Orebits Digital Asset, incorporating a highly-secure Distributed Ledger Platform with Global Custody & Treasury Management Services enabled by a blockchain interface for institutional level transaction capture, monitoring and reporting.

Brad Hoffman has spent over 30 years in the business finance world. He has worked with many distinguished companies, such as HH&A, IHRS, Dubrow Kavanaugh Capital, Ashford Capital, Galen Capital Corp., and Drawbridge Special Opportunities and Assets Fund. With his knowledge and history of creating and executing transactions for technology, healthcare, entertainment, and energy industries and business finance/management degrees from UCLA and Pepperdine University, Mr. Hoffman represents an invaluable asset to I-ON’s Board.

Steve Aust has two decades of experience in venture capital and energy solutions. He has raised over $100 million in venture capital for a variety of businesses across multiple industries, including Video Home Shopping Network, Vision Quest, and 2Extreme Sports – taking them public through successful IPOs. Since 2011, Mr. Aust has also served as President of VRDT Corporation. Mr. Aust is a graduate of Southern Oregon University. With his experience in direct sales, M&A, marketing, and technology strategy, Mr. Aust is a multi-faceted addition to I-ON’s Board.

Ken Park has a 25-year track record of delivering digital strategies to major consumer brands, such as Adobe, Atlantic Records, Grey Healthcare, and the NHL, among many others. He founded two action sports companies in his early twenties and earned acclaim as a world-ranked professional skateboarder, traveling the world for the sport in the late 80s and early 90s. He also launched HyperCD®, a patented technology that delivered encrypted, HD video streaming over low-speed internet connections before the proliferation of broadband. In addition to his success with Oktane Media, Mr. Park led marketing and helped launch the world’s first gold digitization company, Orebits, LLC. Mr. Park was featured alongside Guy Kawasaki, Christos Cotsakos, and Anita Roddick in “Entrepreneurial Marketing: Real Stories & Survival Strategies”. Mr. Park earned his degree at San Diego State University and remains an authoritative voice in today’s marketing technology industry.

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

Item 11. Executive Compensation

The following tables list the compensation of the Company’s principal executive officers and board members for the years ended December 31, 2023 and 2022. The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Option Awards	All Other Comp. ($)	Total ($)
Carlos X. Montoya,	2023	-	-	-	-
Director; President (1)		-	-	-	-

Rod Smith, Corporate Secretary (2)	2023	-	-	-	-
Secretary (1)(5)	2023	-	-	-	-

Brad Hoffman,	2023	-	-	-	-
Director (4)		-	-	-	-

Steve Aust,	2023	-	-	-	-
Director (4)		-	-	-	-

Ken Park,	2023	-	-	-	-
Director (4)		-	-	-	-

Jae Cheol Oh, Chairman, Chief Executive Officer, Chief Financial Officer (2)	2023	-	-	-	$-
	2022	$88,166	-	-	$88,166

Hong Rae Kim, Director (2)	2023	-	-	-	$-
	2022	$90,001	-	-	$90,001

Jae Ho Cho,	2023	-	-	-	$-
Director (2)	2022	$104,157	-	-	$104,157

Eugene Hong,	2023	-	-	-	-
Director (3)	2022	-	-	-	-

Jean Koh,	2023	-	-	-	-
Director (3)	2022	-	-	-	-

Charlie Baik,	2023	-	-	-	$-
Director (3)	2022	$5,242	-	-	$5,242

(1) Appointed February 1, 2023.

(2) Appointed January 25, 2018, resigned February 1, 2023.

(3) Appointed August 10, 2018, resigned February 1, 2023.

(4) Appointed May 12, 2023

(5) Resigned June 22, 2023

Compensation of Directors

None of the Directors or Officers listed in the Summary Compensation Table received compensation in 2023.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through to date.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during periods ending December 31, 2023 and December 31, 2022 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation Arrangements with Executive Management

There were no compensation contracts for any of the executives of the Company at the end of December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth, as of the date of this Annual Report, the beneficial ownership of Common Stock for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (3) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock. As of May 15, 2024, there were 27,410,234 shares of Common Stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Shareholder (1)	Beneficial Ownership	Percent of Class (2)
Carlos X. Montoya	—	*	%
Rod Smith	—	*	%
Officers and Directors as a Group (3 persons)	—	*	%
CEDE & Co.	15.87		%
Progressive Media Group, Inc	7.30		%
FX Group Inc.	7.30		%

(1) The address for all officers, directors and beneficial owners is 1244 N. Stone Street, Unit #3, Chicago, Illinois 60610.

(2) Does not include the 37,550,000 shares of Common Stock underlying the conversion of 3,755 shares of Series A Convertible Preferred Stock, par value $0.0001 per share which is convertible into Common Stock at the rate of ten thousand (10,000) per share, held by Mr. Montoya, over which Mr. Montoya holds voting and dispositive control.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any securities authorized for issuance under an equity compensation plan nor does it have an equity compensation plan in place.

Changes in Control

The Company is not aware of any arrangements, including by pledge by any person of securities of the Company, of any operation which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The Company receives benefit derived from 3rd-party related vendor payments advanced, from time to time, on its behalf, by MCM Advisors LLC, an administrative service bureau, of which, Mr. Montoya, the Company’s CEO, is the Manager and sole member. Such payments made on behalf the Company are advanced interest & fee free and are otherwise provided to ensure timely payment of Company obligations. As the Company continues to grow, and as it secures an increasing range of working capital resources, including from sustained revenues and institutional funding sources, as projected, such practice, as described above, will no longer be maintained or required.

The Company has sold a total of 4,600 Series A Preferred shares to I-ON Acquisition Corp of which Carlos X. Montoya is the majority shareholder, President and Chief Executive Officer. The original purchase price paid was $250,000 for 3,600 Preferred A shares on January 20, 2023.

The Company entered into a technology Licensing Agreement with I-ON Acquisition Corp. (“IAC”), which is controlled by Carlos Montoya, our CEO, on March 30, 2023. Under the terms and conditions of the Company’s precedent I-ON Digital – Nodalium Inc. Channel Partnership Master Agreement, the Company has formally granted I-ON Acquisition Corp. full use and access, specifically licensing up to 65 workstations, empowered by the Nodalium Enterprise Workflow/ Intelligent Automation Platform. The enterprise software platform solution features Nodalium’s Digital Trust product suite. I-ON Acquisition paid an upfront price of $110,500, or $1,700 per workstation, plus an one-time setup and registration fee of $20,000 for combined transaction amount of $130,500.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, in connection with the audit of our financial statements for the years ended December 31, 2023 and 2022, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended December 31, 2023 ($)	Year Ended December 31, 2022 ($)
Audit fees	$104,690	$$74,000
Audit-related fees	0	0
Tax fees	7,175
All other fees	0	0
Total	$111,865	$82,000

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Number	Description
2.1	Agreement of Merger and Plan of Reorganization among Evans Brewing Company, Inc., I-ON Digital Corp., I-ON Acquisition Corp. and I-on Digital, Ltd. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 26, 2017, and incorporated herein by reference)

2.2	Sell-Off Agreement among Evans Brewing Company, Inc., Michael J. Rapport Trust, Evans Brewing Company, Inc. and EBC Public House, Inc. (previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2018, and incorporated herein by reference)

3.1	Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on July 3, 2013, and incorporated herein by reference)

3.2	Certificate of Amendment of Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on April 22, 2014, and incorporated herein by reference)

3.3	Certificate of Amendment of Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2015, and incorporated herein by reference)

3.4	Certificate of Amendment of Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2018, and incorporated herein by reference)

3.5	Certificate of Amendment of Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2019, and incorporated herein by reference)

3.6	By-laws of the Company (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on July 3, 2013, and incorporated herein by reference)

4.2	Certificate of Designation of Rights and Preferences for Series A Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2015, and incorporated herein by reference)

4.3	Convertible Note Debenture in favor of Peak One Opportunity Fund, L.P., due August 13, 2021 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

4.4	Common Stock Purchase Warrant of Peak One Opportunity Fund, L.P. (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

10.1	Securities Purchase Agreement between the Company and Peak One Opportunity Fund, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

10.2	Equity Purchase Agreement between the Company and Peak One Opportunity Fund, L.P. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

10.3	Registration Rights Agreement between the Company and Peak One Opportunity Fund, L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

10.4	Agreement of Merger and Plan of Reorganization (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2021, and incorporated herein by reference)

10.5	Amendment No. 1 to Agreement and Plan of Merger and Reorganization (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2021, and incorporated herein by reference)

10.6	Amendment No. 2 to Agreement and Plan of Merger and Reorganization (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2021, and incorporated herein by reference)

10.6	Series A Preferred Securities Purchase Agreement, dated as of September 28 2022 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

10.7	Series B Preferred Securities Contribution Agreement, dated as of September 28 2022 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

10.8	Promissory Note dated September 28, 2012 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

10.9	Stock Pledge and Escrow Agreement dated September 28, 2022 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

10.10	Equity Transfer Agreement among I-ON Digital Corp., I-On Communications Co., Ltd. and JFJ Digital Corp. (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

14.1	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed on September 27, 2017, and incorporated herein by reference)

19.1	Insider Trading Policy

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Furnished herewith.

** Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 6, 2024

I-ON DIGITAL CORP.

By:	/s/ Carlos X. Montoya
Name:	Carlos X. Montoya
Title:	Chairman, President and Director (Principal Executive, Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Carlos X. Montoya, as his attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ Carlos X. Montoya	Chief Executive Officer	June 6, 2024
Carlos X. Montoya

/s/ Brad Hoffman	Director	June 6, 2024
Brad Hoffman

/s/ Steve Aust	Director	June 6, 2024
Steve Aust

/s/ Ken Park	Director	June 6, 2024
Ken Park

