Form 10-Q
period 2024-03-31
I-ON Digital Corp.
filed 2024-07-12
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 11, 2024
Common Stock, $0.0001 par value per share	27,410,234 shares

PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

The unaudited condensed interim consolidated financial statements of I-ON Digital Corp. and subsidiary (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

2

I-ON Digital Corp.

I-ON Digital Corp.

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,744	$36,075
Prepayments	105,695	109,764
Other current asset	5,500	-
Total current assets	112,939	145,839

Non-current assets:
Intangible assets, net	18,379,927	18,400,927

Total non-current assets	18,379,927	18,400,927

Total Assets	$18,492,866	$18,546,766

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued expenses	$133,876	$100,659
Accrued interest	216,712	79,589
Deferred revenue – related party	-	32,625
Due to related parties	248,220	167,909
Loans payable	495,019	473,026
Total current liabilities	1,093,827	853,808

Total liabilities	1,093,827	853,808

Commitments and contingencies

Stockholders’ Equity
Preferred stock Series A - $0.0001 par value; authorized 6,000 shares and 4,600 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Preferred stock Series A to be issued (803 shares as of March 31, 2024 and December 31, 2023)	176,342	176,342
Preferred stock Series C - $0.0001 par value; authorized 910,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	91	91
Common stock - $0.0001 par value; authorized 100,000,000 shares;27,410,234 shares issued and outstanding at March 31, 2024 and December 31, 2023	2,741	2,741
Additional paid-in-capital	21,010,285	21,010,285
Accumulated retained earnings	(3,790,420)	(3,496,501)
Total stockholders’ equity	17,399,039	17,692,958

Total Liabilities and Stockholders’ Equity	$18,492,866	$18,546,766

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31 2023

Net sales – related party	$32,625	$-
Cost of sale	21,000	-
Gross profit	11,625	-

Operating expense
Professional fees	53,000	116,000
General and administrative expenses	93,428	63,480
Total expenses from operations	146,428	179,480
Income (loss) from operations	(134,803)	(179,480)

Other income (expense)
Interest expenses	(159,116)	-
Income (loss) before income taxes	(293,919)	(179,480)

Provision for income taxes	-	-

Net income (loss)	$(293,919)	$(179,480)

Net loss per share: Basic and Diluted	$(0.01)	(0.01)

Weighted average number of shares outstanding: Basic and Diluted	27,410,234	22,657,308

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

			Preferred Stock
	Common Stock		Series A		Series A to be issued		Series B		Series C		Additional		Total Company
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders’ Equity

Balance at December 31, 2022	19,724,220	$1,972	-	$-	-	$-	-	$-	-	$-	$2,689,391	$(2,691,363)	$-

Issuance of preferred stock – series A	-	-	3,600	0	-	-	-	-	-	-	214,286	-	214,286
Distribution	-	-	-	-	-	-	-	-	-	-	(250,000)	-	(250,000)
Issuance of preferred stock – series B	-	-	-	-	-	-	6,000	1	-	-	35,713	-	35,714
Preferred stock series B conversion to Common Stock	6,000,000	600	-	-	-	-	(6,000)	(1)	-	-	(599)	-	-
Common stock cancellation	(350)	(0)	-	-	-	-	-	-	-	-	-	-	(0)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(179,480)	(179,480)

Balance at March 31, 2023	25,723,870	$2,572	3,600	$0	-	$-	-	$-	-	$-	$2,688,791	$(2,870,843)	$(179,480)

Balance at December 31, 2023	27,410,234	$2,741	4,600	0	803	$176,342	-	-	910,000	$91	$21,010,285	$(3,496,501)	$17,692,958

Net loss	-	-	-	-	-	-	-	-	-	-	-	(293,919)	(293,919)

Balance at March 31, 2024	27,410,234	$2,741	4,600	$0	803	$176,342	$-	$-	$910,000	$91	$21,010,285	$(3,790,420)	$17,399,039

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Cash flows from operating activities:
Net income (loss)	$(293,919)	$(179,480)
Adjustments
Amortization	21,000	-
Accretion of debt discount	21,992	-
Changes in assets and liabilities
Prepaid expenses	4,069	-
Other current asset	(5,500)	-
Accrued expenses	33,218	88,980
Accrued interest	137,123	-
Deferred revenue – related party	(32,625)	130,500
Other current liabilities – related party	-	219,500
Total net cash provided by (used in) operations	(114,642)	259,500

Cash flows from investing activities:
Purchase of intangible assets	-	(84,000)
Total net cash provided by (used in) investing activities	-	(84,000)

Cash flows from financing activities:
Proceeds from issuance of preferred stock Series A	-	214,286
Proceeds from issuance of preferred stock Series B	-	35,714
Distribution per stock purchase agreement	-	(250,000)
Advances from related parties	80,311	174,500
Total net cash provided by (used in) financing activities	80,311	174,500

Net increase (decrease) in cash and cash equivalents	(34,331)	350,000

Cash and cash equivalents, beginning of period	36,075	-

Cash and cash equivalents, end of period	$1,744	$350,000

Supplemental disclosure of cash flow information:
Continuing operations:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. Organization and Operations

I-ON Digital Corp. (the “Company”) was incorporated on July 5, 1999, and is engaged in providing digital-based enterprise solutions, including the digitization and distribution of precious metals, primarily gold and other asset-based digital securities on the block chain.

On September 29, 2022, the Company effectuated an Equity Transfer Agreement (the “Sell-Off Agreement”) among the Company, I-ON Communications, Ltd. (the Company’s wholly owned subsidiary, “Communications”) and JFJ Digital Corp., a Delaware corporation (“JFJ”), whereby all of the outstanding equity of Communications was transferred to JFJ in exchange for the return of 15,306,119 shares of the Company’s Common Stock held by Jae Cheol Oh and Hong Rae Kim, the Company’s principal executive officer and members of the Board of Directors (the “Sell-Off”). Pursuant to the Sell-Off Agreement, in addition to acquiring all of the outstanding capital stock of Communications, JFJ assumed all responsibilities for any debts, obligations and liabilities of Communications and acquire all rights to any assets of Communications, including, but not limited to, the Subscription Amount.

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

In January 2023, the Company completed a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with I-ON Acquisition Corp. (“IAC”), a related party, pursuant to which IAC received 3,600 shares of the Company’s Series A Preferred Stock for consideration of $250,000. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The 3,600 Series A Preferred Stock was subsequently distributed to IAC’s sole stockholder Carlos Montoya, the Company’s Chief Executive Officer. The Company’s total authorized Series A Preferred Stock is 6,000 of which, a total of 4,600 is issued and outstanding.

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

The acquisition of Orebits Corp. has had a significant impact on the Company’s consolidated balance sheets. The acquiree Orebits Corp. carried only one asset – 9,700 Orebits AU gold-backed digital assets having a post transaction value of $17.6 million. After the acquisition, the value of the assets on the consolidated balance sheets increased by $17,643,284 and there was no increase in liabilities.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the balance sheet as of December 31, 2023, which has been derived from audited financial statements, and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2024 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023.

Basis of Consolidation

The consolidated financial statements include the accounts of I-On Digital Corp. and its wholly owned subsidiary Orebits Corp., (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. Subsidiaries are entities over which the Company has control, typically through a majority voting interest. The Company consolidates entities in which it holds a controlling financial interest, as defined by Accounting Standards Codification (ASC) 810, Consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues since the Company, under the prior ownership group, sold-off of its subsidiaries in September 2022. In addition, the Company has limited cash and it had consecutive losses in the past periods. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of March 31, 2024, the Company has completed two digital platforms to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Those platforms are still in the testing stage as of now when the consolidated financial statements were ready to be issued. The implementation of these platforms will take time to cover the full operation costs.

The Company’s business prospects have changed since the new management took control of operations in January 2023. Since the new ownership took over the Company, management commenced new initiatives in technology development and acquisitions. In connection with these initiatives, Management plans to prepare the Company for capital formation and new business development through capital raising vehicles. There can be no assurances that the Company will be successful in this or any of its endeavors. In addition, the Company is also funded by the related parties for its operations. It is expected that the related parties will continue funding the Company’s operations until we are able to raise capital or increase revenue to cover operating costs.

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

Cash and Cash Equivalents

The Company considers all money market funds and highly liquid financial investments with maturities of three months or less when acquired to be cash equivalents. As of March 31, 2024 and December 31, 2023 there were no cash equivalents.

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

The Company follows ASC 350-30-35 and recognizes costs incurred to renew or extend the term of a recognized intangible asset as an expense in the period in which they are incurred. These costs are not capitalized but are instead treated as operating expenses, ensuring that the financial statements accurately reflect the current period’s operational activities.

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 for the three months ended March 31, 2024 and 2023.

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

Recently Issued Accounting Pronouncements

On December 13, 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value with changes recognized in net income each reporting period. Additionally, ASU 2023-08 requires an entity to present crypto assets measured at fair value separately from other intangible assets in the balance sheets and record changes from remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. The new standard is effective for all entities for the fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. Where applicable the Company will adopt ASU 2023-08 when it is effective from its fiscal year beginning January 1, 2025. The adoption of ASU 2023-08 will have a material impact on the Consolidated Financial Statements.

Other recently issued accounting updates are not expected to have a material impact on the Company’s Financial Statements.

NOTE 3. Earnings Per Share

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive securities consist of Series A Preferred Shares of 54,030,000, Series C Preferred Shares of 18,200,000 and warrants outstanding of 550,000. In our situation, due to the net loss for both periods, the consolidated financial statements excluded potentially dilutive securities from the computation of diluted earnings per share (EPS) because the inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2024	2023

Net income (loss)	$(293,919)	$(179,480)

Weighted-average shares of common stock outstanding:
Basic and diluted	27,410,234	22,657,308
Net income (loss) per share:
Earnings per share – Basic and diluted	$(0.01)	(0.01)

NOTE 4. Prepaid Expenses

In August 2023, the Company signed an agreement with M2 Compliance LLC (M2) for M2 to provide EDGAR filing services for the Company. The term of the services is from August 19, 2023 to August 18, 2024. The annual fee is $6,495. The Company amortized $1,624 of the expenses for the services for the three months ended March 31, 2024 leaving a prepaid expense balance of $2,435 as of March 31, 2024.

Also in August 2023, the Company paid the annual fees to OCT Markets for two categories of services. The fee is $9,780. The Company amortized $2,445 of expenses for the three months ended March 31, 2024 leaving a prepaid expense balance of $3,260 as of March 31, 2024.

In December 2023, the Company hired a consultant to work on the patents related to the token business operations. The Company paid a $100,000 retainer for the services to be performed in the first quarter of 2024. As of March 31, 2024, the services have not been completed therefore the full $100,000 remains as a prepaid expense as of March 31, 2024. Management expects the completion of the work by the third quarter of 2024.

As of March 31, 2024, the balance of prepaid expenses was $105,695.

NOTE 5. Intangible Assets

In January 2023, the Company signed a service agreement with Nodalium, Inc. through which Nodalium, Inc. will provide continuing services for the Architectural Plan Project, Core IT Platform & Digital Asset Ecosystem and Workflow management. The consideration for this project is $80,000. As of March 31, 2024, the project was not yet complete, therefore no amortization was recognized for the three months ended March 31, 2024 and the value of the assets was $80,000 as of March 31, 2024. Having participated in the planning and development of the Company’s Core Architectural Platform and Digital Asset Ecosystem, Nodalium, based on its platform knowledge and expertise, will further deliver its exclusive “Workflow” technology allowing the Company to independently monitor and report on all transactions involving the ION.au Digital Asset and/or the ION Digital Hybrid Blockchain platform. Nodalium’s continuous reporting will allow the Company to systematically balance its internal ledger systems, inclusive of client account balances reflecting buy, sell, trade or collateral pledge transactions, on a daily basis, against balances provided by Nodalium, All such accounting, will be made available in statement format to clients, institutional partners, auditors and/or public agencies, as appropriate.

In February 2023, the Company, through ION Acquisition Corp., signed a purchase agreement with Nahla Jacobs and Nahla Saleh Jacobs Trust and Orbits Acquisition Group LLC, to purchase 180 Orebits AU Certificates, valued at $335,700. In May 2023, the Company paid, through ION Acquisition Corp. $85,700 in cash and issued 1,136,364 shares of common stock. In October 2023, the Company assessed the value of the Orebits and determined there was an impairment of $8,199, reducing the asset value to $327,501 as of December 31, 2023. This asset has been determined to have an indefinite life, therefore no amortization has been recognized, instead the asset is evaluated for impairment in accordance with Company policy for such. During the three months ended March 31, 2024 no impairment was recognized, therefore as of March 31, 2024, the value of this asset was $327,501.

In March 2023 the Company paid, through Orebits Acquisition Group (a related party), $84,000 to Oktane Media for Nodalium Channel Partnership Agreement & Transaction Costs, through which the Company obtained a certain license that allows the Company to resell. The license fee covers one year. The asset is amortized over the next twelve months starting from April 2023. The Company amortized $21,000 for the three months ended March 31, 2024, it is fully amortized and the net value of this asset was $0 as of March 31, 2024.

In March 2023, the Company signed an agreement with Instruxi Limited, through which Instruxi Limited will build a technology stack for the tokenization of precious metal, mineral, and/or commodity asset rights for unextracted deposits. The Company will provide specialist consultation, called ION’s Digital Architecture & Hybrid Blockchain Platform. The Company paid $329,142 and as of March 31, 2024 the project was not yet complete, therefore no amortization was recognized for the three months ended March 31, 2024 and the value of the assets was $329,142 as of March 31, 2024.

In December 2023, the Company obtained 9,699.7082 Orebits AU through the acquisition of Orebits Corp. According to the purchase agreement, I-ON Digital Corp. issued 910,000 preferred Series C stock for Orebits Corp’s 100% ownership of 910,000 Orebits Corp’s shares. The Company, having independently built the underlying ION Digital Hybrid Blockchain & Workflow Platform in anticipation of onboarding the Orebits.AU Gold Backed Digital Asset, recorded this 9,699.7082 Orebits at $17,643,284 ($1,818.95 per Orebits.AU). This asset has been determined to have an indefinite life, therefore no amortization has been recognized, instead the asset is evaluated for impairment in accordance with Company policy for such. During the three months ended March 31, 2024 no impairment was recognized, therefore as of March 31, 2024, the value of this asset was $17,643,284.

As of March 31, 2024, the net value of the intangible assets was $18,379,927. Because the intangible assets subject to amortization had not yet been placed into service as of March 31, 2024, the Company has not yet determined the expected aggregate amortization expense for future periods.

NOTE 6. Related Party Transactions

The Company’s major shareholder pays the expenses for the company’s operations and certain capital expenditures through the company (related party) he owns. For the three months ended March 31, 2024 and 2023, the related party paid expenses of $80,311 and $174,500, respectively. These advances from the related party are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

As of March 31, 2024 and December 31, 2023, the balance of due to the related party was $248,220 and $167,909, respectively.

On March 30, 2023, the Company sub-leased its Enterprise workflow/intelligent automation platform, as allowed under a relicensing provisions within in master software license agreement, to I-ON Acquisition Corp., an entity owned by Carlos Montoya, the Company’s Chief Executive Officer, for the annual fees of $130,500. The Company received the full amount and recorded it as deferred revenue, to be recognized into revenue over the twelve-month licensing period starting in April 2023. The Company recognized revenue of $32,625 for the three months ended March 31, 2024 and the deferred revenue related to this contract was $0 as of March 31, 2024.

NOTE 7. Convertible Notes

In November 2023, the Company issued Convertible Notes payable in the amount of $550,000, with the following terms and conditions. The term is one year or 30 days from the closing date of the registered security token offerings (the “Payment Date”) which is an offering yet to be approved by the Securities and Exchange Commission (“SEC”). The effective (bonus) interest rate is 100% payable at the closing date. In addition, the Company issued 550,000 warrants to the lenders as additional consideration. The value of the warrants was $87,970, which was recorded as a debt discount and increase to additional paid in capital at note inception. The Convertible Notes can be converted to SEC registered tokens if and when they are approved and made available. The principal will be paid at the Payment Date by tokens at two and half times the principal, of which the value of the tokens would be $1,375,000.

For the three months ended March 31, 2024, the Company amortized debt discount of $21,993 into interest expense and the total amortization was $32,989 as of March 31, 2024. As of March 31, 2024, the balance of the debt discount remaining was $54,981 and the net loan balance was $495,019.

For the three months ended March 31, 2024, the Company recorded interest expense of $137,123. As of March 31, 2024, the interest accrued was $216,712.

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

In May and June 2023, the Company received $100,000 and $71,342, respectively, for Preferred A stock to be issued. In August 2023, the Company received additional $5,000 for the stock to be issued. As of March 31, 2024, the total amount of Preferred A stock to be issued was $176,342.

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

As of March 31, 2024, the Company had 27,410,234 shares of common stock issued and outstanding.

NOTE 9. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were available to be issued and determined the Company did not have any material subsequent events except for the following:

After the three months ended March 31, 2024, related parties continue to fund the Company's operations. Subsequent to March 31, 2024, the Company received total advances of $243,917 from related parties.

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

Our unaudited interim financial statements for the three months ended March 31, 2024 and 2023 and as of March 31, 2024 and December 31, 2023 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2023, as filed in our annual report on Form 10-K.

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

Results of Operations

Comparison of results of operations for the three months ended March 31, 2024 and 2023

	Three Months Ended
	March 31,
	2024	2023

Net sales – related party	$32,625	$-
Cost of sale	21,000	-
Gross profit	11,625	-

Operating expenses	146,428	179,480

Other income (expenses)	(159,116)	-

Income (loss) before provision for income taxes	(293,919)	(179,480)
Provision for (benefit from) income tax	-	-
Net income (loss)	$(293,919)	$(179,480)

Net Sale

The sales for the three months ended March 31, 2024 and 2023 were $32,625 and $0, respectively. There were no sales for the three months ended March 31, 2023 because the new owner started to generate revenue during the second quarter of 2023.

Cost of Sale

The cost of sale for the three months ended March 31, 2024 and 2023 were $21,000 and $0, respectively. For the same reason explained above, there was no cost of sale for the three months ended March 31, 2023.

Gross Profit

The gross profit for the three months ended March 31, 2024 and 2023 was $11,625 and $0, respectively. For the same reason explained above, there was no gross profit for the three months ended March 31, 2023.

Operating Expenses

Operating expenses consist of professional fees and general and administrative expenses.

Operating expenses for the three months ended March 31, 2024 was $146,428, containing $53,000 of professional fees and $93,428 of general and administrative expenses. Comparing with the three months ended March 31, 2023, the operating expenses were $179,480, containing $116,000 of professional fees, and $63,480 of general and administrative expenses. The decrease in operating expenses was due to the reduction of professional fees.

Other Income (Expense)

For the three months ended March 31, 2024 and 2023, the Company had other expense of $159,116 and $0, respectively. The other expense represents interest expenses. The Company obtained loans of $550,000 with high interest rate and a debt discount at inception in November 2023. Therefore, for the three months ended March 31, 2023, there was no other expense.

Liquidity and Capital Resources

As of March 31, 2024, the Company had cash of $1,744 in its bank account.

Operating Activities

Cash of $114,642 was used for operations in the three months ended March 31, 2024, compared to the cash provided by operating activities of $219,500 for the three months ended March 31, 2023, a change of $309,052. The change was due to an increase in other current liabilities – related party for cash received of $219,500 for which there was an expectation that the cash would have to be paid back.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2024 was $0, compared to cash used in investing activities of $84,000 for the three months ended March 31, 2023, a decrease of $84,000. The decrease in cash used in investing activities was due to the $84,000 investing in an intangible asset called “Ecosystem” in the three months ended March 31, 2023.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024 was $80,311, compared to cash provided in financing activities $174,500 for the three months ended March 31, 2023, a decrease of $94,189. The decrease was primarily due to more advances from related parties in the prior period.

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

Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Exchange Act, our management, including our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2024, the last day of the period covered by this Quarterly Report. Based on this evaluation, our management, including our principal executive and financial officer, concluded that, as of March 31, 2024, our disclosure controls and procedures were not fully effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Rule 10b-5(1) Trading Plans. During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 12, 2024	I-ON DIGITAL CORP.

	By:	/s/ Carlos X. Montoya
Carlos X. Montoya
Chairman, President (Principal Executive, Financial and Accounting Officer)

