Form 10-Q
period 2024-06-30
I-ON Digital Corp.
filed 2024-08-13
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2024
Common Stock, $0.0001 par value per share	27,410,234 shares

PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

The unaudited interim financial statements of I-ON Digital Corp. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

2

I-ON Digital Corp.

I-ON Digital Corp.

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$156,356	$36,075
Prepayments	104,325	109,764
Total current assets	260,681	145,839

Non-current assets:
Intangible assets, net	18,379,927	18,400,927

Total non-current assets	18,379,927	18,400,927

Total Assets	$18,640,608	$18,546,766

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued expenses	$116,188	$100,659
Accrued interest	353,836	79,589
Deferred revenue – related party	-	32,625
Due to related parties	694,141	167,909
Loans payable	517,012	473,026
Total current liabilities	1,681,177	853,808

Total liabilities	1,681,177	853,808

Commitments and contingencies

Stockholders’ Equity
Preferred stock Series A - $0.0001 par value; 6,000 shares authorized; 4,600 shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Preferred stock Series A to be issued (803 shares as of June 30, 2024 And December 31, 2023)	176,342	176,342
Preferred stock Series C - $0.0001 par value; 910,000 shares authorized; 910,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	91	91
Common stock - $0.0001 par value; 100,000,000 shares authorized; 27,410,234 shares issued and outstanding at June 30, 2024 and December 31, 2023	2,741	2,741
Additional paid-in-capital	21,010,285	21,010,285
Accumulated retained earnings	(4,230,028)	(3,496,501)
Total stockholders’ equity	16,959,431	17,692,958

Total Liabilities and Stockholders’ Equity	$18,640,608	$18,546,766

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Net sales – related party	$-	$32,625	$32,625	$32,625
Cost of sales	-	21,000	21,000	21,000
Gross profit	-	11,625	11,625	11,625

Operating expenses
Professional fees	138,580	67,760	191,580	183,760
General and administrative expenses	141,911	92,190	235,339	155,670
Total expenses from operations	280,491	159,950	426,919	339,430
Income (loss) from operations	(280,491)	(148,325)	(415,294)	(327,805)

Other income (expenses)
Interest expenses	(159,117)	-	(318,233)	-
Income (loss) before income taxes	(439,608)	(148,325)	(733,527)	(327,805)

Provision for income taxes	-	-	-	-

Net income (loss)	$(439,608)	$(148,325)	$(733,527)	$(327,805)

Net income (loss) per share, basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	27,410,234	26,668,975	27,410,234	24,674,224

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the three and six months ended June 30, 2024 and 2023

			Preferred Stock						Additional		Total Company
	Common Stock		Series A		Series B		Series C		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2022	19,724,220	$1,972	-	$-	-	$-	-	$-	$2,689,391	$(2,691,363)	$-
Issuance of preferred stock - series A	-	-	3,600	-	-	-	-	-	214,286	-	214,286
Distribution	-	-	-	-	-	-	-	-	(250,000)	-	(250,000)
Issuance of preferred stock - series B	-	-	-	-	6,000	1	-	-	35,713	-	35,714
Preferred stock series B conversion to Common Stock	6,000,000	600	-	-	(6,000)	(1)	-	-	(599)	-	-
Common stock cancellation	(350)	-	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	-	(179,480)	(179,480)

Balance at March 31, 2023	25,723,870	2,572	3,600	-	-	-	-	-	2,688,791	(2,870,843)	(179,480)

Common stock issued for services	550,000	55	-	-	-	-	-	-	120,945	-	121,000
Common stock issued for intangible asset	1,136,364	114	-	-	-	-	-	-	249,886	-	250,000
Issuance of preferred stock A	-	-	1,000	-	-	-	-	-	219,500	-	219,500
Net income (loss)	-	-	-	-	-	-	-	-	-	(148,325)	(148,325)

Balance at June 30, 2023	27,410,234	$2,741	4,600	$-	-	$-	-	$-	$3,279,122	$(3,019,168)	$262,695

			Preferred Stock										Total
	Common Stock		Series A		Series A to be issued		Series B		Series C		Additional Paid-in	Retained	Company Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2023	27,410,234	$2,741	4,600	$-	803	$176,342	-	$-	910,000	$91	$21,010,285	$(3,496,501)	$17,692,958
Net loss	-	-	-	-	-	-	-	-	-	-	-	(293,919)	(293,919)

Balance at March 31, 2024	27,410,234	2,741	4,600	-	803	176,342	-	-	910,000	91	21,010,285	(3,790,420)	17,399,039
Net loss	-	-	-	-	-	-	-	-	-	-	-	(439,608)	(439,608)

Balance at June 30, 2024	27,410,234	$2,741	4,600	$-	803	$176,342	-	$-	910,000	$91	$21,010,285	$(4,230,028)	$16,959,431

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Cash flows from operating activities:
Net income (loss)	$(733,527)	$(327,805)
Adjustments:
Stock compensation	-	121,000
Amortization	21,000	21,000
Accretion of debt discount	43,986	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	5,439	(70,583)
Accrued expenses	15,529	102,473
Accrued interest	274,247	-
Deferred revenue – related party	(32,625)	97,875
Other current liabilities – related party	-	171,342
Net cash provided by (used in) operating activities	(405,951)	115,302

Cash flows from investing activities:
Purchase of intangible assets	-	(353,690)
Total net cash provided by (used in) investing activities	-	(353,690)

Cash flows from financing activities:
Proceeds from issuance of preferred stock Series A	-	433,786
Proceeds from issuance of preferred stock Series B	-	35,714
Distribution per stock purchase agreement	-	(250,000)
Advances from related parties	526,232	119,690
Total net cash provided by (used in) financing activities	526,232	339,190

Net increase (decrease) in cash and cash equivalents	120,281	100,802

Cash and cash equivalents, beginning of period	36,075	-

Cash and cash equivalents, end of period	$156,356	$100,802

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash flow information:
Continuing operations:
Issuance of common stock for intangible assets	$-	$250,000
Issuance of common stock for services	$-	$121,000

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: Organization and Operations

I-ON Digital Corp. (the “Company”) is engaged in providing digital-based enterprise solutions, including the digitization and distribution of digital tokens, primarily proven gold reserves, and other asset-based digital securities on the block chain.

In January 2023, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with I-ON Acquisition Corp. (“IAC”), a related party, pursuant to which IAC received 3,600 shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) for consideration of $214,286. Each share of Series A Preferred Stock is convertible into 10,000 shares of the Company’s common stock (“Common Stock”). The 3,600 shares of Series A Preferred Stock were subsequently distributed to IAC’s sole stockholder Carlos Montoya, the Company’s Chief Executive Officer. The Company’s total authorized Series A Preferred Stock is 6,000 of which a total of 4,600 shares are issued and outstanding.

On December 15, 2023, the Company consummated its previously announced transaction contemplated by that certain Contribution and Exchange Agreement, dated as of October 30, 2023 (the “Contribution and Exchange Agreement”), by and between the Company and Orebits Acquisition Group (“OAG”), a Wyoming limited liability company and an entity owned and controlled by Carlos Montoya, the CEO and controlling shareholder, pursuant to which the Company acquired 910,000 shares of outstanding common stock of Orebits Corp. (“Orebits”), representing the 100% controlling interest in Orebits,in exchange for 910,000 shares of Series C Convertible Preferred Stock of the Company (“Series C Preferred Stock” and such transaction, the “Transaction”). As part of the Contribution and Exchange Agreement, upon and by virtue of the consummation of the Transaction, OAG transferred all its right, title and interest in and to approximately 9,700 Orebits.AU gold-backed digital assets to the Company, which at the time of consummation of the Transaction, had an estimated value of $17.6 million. The Transaction was accounted for as an acquisition of assets.

The acquisition of Orebits has had a significant impact on the Company’s consolidated balance sheets. Prior to consummation of the Transaction, Orebits carried only one asset – 9,700 Orebits AU gold-backed digital assets having a post-transaction value of $17.6 million. After the acquisition, the value of the assets on the consolidated balance sheets increased by $17,643,284 and there was no increase in liabilities.

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

In the opinion of management, the balance sheet as of December 31, 2023, which has been derived from audited financial statements, and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2024 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023.

Basis of Consolidation

The consolidated financial statements include the accounts of I-On Digital Corp. and its wholly owned subsidiary Orebits (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. Subsidiaries are entities over which the Company has control, typically through a majority voting interest. The Company consolidates entities in which it holds a controlling financial interest, as defined by Accounting Standards Codification (ASC) 810, Consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since the Company, under the prior ownership group, sold-off of its subsidiaries in September 2022. In addition, the Company has limited cash and has reported recurring losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of June 30, 2024, the Company has completed two digital platforms that we believe will establish a stabilized source of revenues which will be sufficient to cover operating costs for the next twelve months. Those platforms are still in the testing stage as of the date these consolidated financial statements were ready to be issued. The implementation of these platforms will take time to cover the full operation costs.

The Company’s business prospects have changed since the new management took control of operations in January 2023. Since the new ownership took over the Company, management commenced new initiatives in technology development and acquisitions. In connection with these initiatives, management plans to prepare the Company for capital formation and new business development through capital raising vehicles. There can be no assurances that the Company will be successful in this or any of its endeavors. In addition, the Company is also funded by its related parties for its operations. It is expected that the related parties will continue funding the Company’s operations until we are able to raise capital or increase revenue to cover operating costs.

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

Cash and Cash Equivalents

The Company considers all money market funds and highly liquid financial investments with maturities of three months or less when acquired to be cash equivalents. As of June 30, 2024 and December 31, 2023 there were no cash equivalents.

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 as of June 30, 2024.

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

NOTE 3. Earnings Per Share

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the period. Due to the net loss recorded for the three and six months ended June 30, 2024 and 2023, the consolidated financial statements excluded potentially dilutive securities from the computation of diluted earnings per share because the inclusion would have been anti-dilutive. Potentially dilutive securities as of June 30, 2024 and 2023 include the following securities that are convertible into shares of Common Stock: 5,403 shares of Series A Convertible Preferred Stock convertible into 54,030,000 shares of Common Stock; 910,000 shares of Series C Convertible Preferred Stock convertible into 18,200,000 shares of Common Stock; and outstanding warrants to purchase 550,000 shares of Common Stock.

The following table sets forth the computation of basic and diluted net income per common share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023

Net income (loss)	$(733,527)	$(327,805)	$(439,608)	$(148,325)

Weighted average shares of common stock outstanding – Basic and diluted	27,410,234	24,674,224	27,410,234	26,668,975

Net loss per share:
Earnings per share – Basic and diluted	(0.03)	(0.01)	(0.02)	(0.00)

NOTE 4. Prepaid Expenses

In August 2023, the Company signed an agreement with M2 Compliance LLC (M2) for M2 to provide EDGAR filing services for the Company. The term of the services is from August 19, 2023 to August 18, 2024. The annual fee is $6,495. The Company amortized $3,248 and $1,624 of the expenses for the services for the six and three months ended June 30, 2024, respectively. As of June 30, 2024, the total expense amortized was $5,684 and the balance was $811.

Also in August 2023, the Company paid the annual fees to OCT Markets for two categories of services. The fee is $9,780. The Company amortized $4,890 and $2,445 of expenses for the six and three months ended June 30, 2024, respectively. As of June 30, 2024, the total amortized was $8,965 and the balance was $815.

In December 2023, the Company hired a consultant to work on the patents related to the token business operations and paid a $100,000 retainer for the services to be performed. As of June 30, 2024, the services have not been completed, therefore the full $100,000 remains as a prepaid expense as of June 30, 2024. Management expects the completion of the work by the third quarter of 2024.

In May 2024, the Company overpaid one of the vendors $2,699 and this amount will be applied to the future expenses.

As of June 30, 2024, the balance of prepaid expenses was $104,325.

NOTE 5. Intangible Assets

In January 2023, the Company entered into a service agreement with Nodalium, Inc. through which Nodalium, Inc. (“Nodalium”) will provide continuing services for the Architectural Plan Project, Core IT Platform & Digital Asset Ecosystem and Workflow management. The consideration for this project is $80,000. As of June 30, 2024, the project was not yet complete, therefore no amortization was recognized for the six months ended June 30, 2024 and the value of the assets was $80,000 as of June 30, 2024. Having participated in the planning and development of the Company’s Core Architectural Platform and Digital Asset Ecosystem, Nodalium, based on its platform knowledge and expertise, will further deliver its exclusive “Workflow” technology allowing the Company to independently monitor and report on all transactions involving the ION.au Digital Asset and/or the ION Digital Hybrid Blockchain platform. Nodalium’s continuous reporting will allow the Company to systematically balance its internal ledger systems, inclusive of client account balances reflecting buy, sell, trade or collateral pledge transactions, on a daily basis, against balances provided by Nodalium. All such accounting, will be made available in statement format to clients, institutional partners, auditors and/or public agencies, as appropriate.

In February 2023, ION Acquisition Corp., a company owned 100% by Carlos Montoya, the Company’s Chief Executive Officer and controlling stockholder, signed a purchase agreement with Nahla Jacobs and Nahla Saleh Jacobs Trust and Orebits Acquisition Group LLC, to purchase 180 Orebits AU Certificates, valued at $335,700. ION Acquisition Corp. paid $85,700 in cash and issued 1,136,364 shares of its common stock for the transaction. ION Acquisition Corp then contributed the 180 Orebits AU Certificates to the Company. In October 2023, the Company assessed the value of the Orebits AU Certificates and determined there was an impairment of $8,199, reducing the asset value to $327,501 as of December 31, 2023. This asset has been determined to have an indefinite life, therefore no amortization has been recognized, instead the asset is evaluated for impairment in accordance with Company policy for such. During the six months ended June 30, 2024 no impairment was recognized, therefore as of June 30, 2024, the value of this asset was $327,501.

In March 2023 the Company paid, through OAG (a related party), $84,000 to Oktane Media for Nodalium Channel Partnership Agreement & Transaction Costs, through which the Company obtained a certain license that allows the Company to resell the license. The license fee covers one year. The asset was amortized over the twelve months starting in April 2023. The Company amortized $21,000 during the six months ended June 30, 2024, and it was fully amortized and the net value of this asset was $0 as of June 30, 2024.

In March 2023, the Company signed an agreement with Instruxi Limited, through which Instruxi Limited will build a technology stack for the tokenization of precious metal, mineral, and/or commodity asset rights for unextracted deposits. The technology stack will allow the Company to provide specialist consultation, through its ION’s Digital Architecture & Hybrid Blockchain Platform. The Company paid $329,142 and as of June 30, 2024 the project was not yet complete, therefore no amortization was recognized for the six months ended June 30, 2024 and the value of the assets was $329,142 as of June 30, 2024.

In December 2023, the Company obtained 9,699.7082 Orebits AU Certificates through the acquisition of Orebits. Pursuant to the purchase agreement, I-ON Digital Corp. issued 910,000 shares of Series C Preferred Stock in exchange for Orebits’ 100% ownership of 910,000 Orebits’ shares. The Company, having independently built the underlying ION Digital Hybrid Blockchain & Workflow Platform in anticipation of onboarding the Orebits.AU Gold Backed Digital Asset, recorded the 9,699.7082 Orebits AU Certificates at $17,643,284 ($1,818.95 per Orebits AU Certificate). This asset has been determined to have an indefinite life, therefore no amortization has been recognized, instead the asset is evaluated for impairment in accordance with Company policy for such. During the six months ended June 30, 2024 no impairment was recognized, therefore as of June 30, 2024, the value of this asset was $17,643,284.

As of June 30, 2024, the net value of the intangible assets was $18,379,927. Because the intangible assets subject to amortization had not yet been placed into service as of June 30, 2024, the Company has not yet determined the expected aggregate amortization expense for future periods.

NOTE 6. Related-Party Transactions

As described in NOTE 1 and NOTE 7, in January 2023, the Company sold 3,600 shares of its Series A Preferred Stock to related parties for proceeds of $214,286.

As described in NOTE 5 the Company purchased certain intangible assets from related parties.

Through an entity controlled by Carlos Montoya, the Company’s CEO and controlling stockholder, Mr. Montoya currently pays substantially all the expenses for the Company’s operations and certain capital expenditures. For the six months ended June 30, 2024 and 2023, the related party paid expenses of $526,232 and $119,690, respectively. These advances from the related party are repayable by the Company, unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances. As of June 30, 2024 and December 31, 2023, the balance of due to the related party was $694,141 and $167,909, respectively.

On March 30, 2023, the Company sub-leased its Enterprise Workflow/Intelligent Automation Platform, as allowed under the relicensing provisions within that certain master software license agreement, to I-ON Acquisition Corp., an entity owned by Carlos Montoya, the Company’s Chief Executive Officer, for annual fees of $130,500. The Company received the full amount and recorded it as deferred revenue, to be recognized into revenue over the twelve-month licensing period starting in April 2023. The Company recognized revenue of $32,625 for the six months ended June 30, 2024 and the deferred revenue related to this contract was $0 as of June 30, 2024.

NOTE 7. Convertible Notes

In November 2023, the Company issued Convertible Notes (the “Convertible Notes”) payable in the amount of $550,000, with the following terms and conditions. The term is one year or 30 days from the closing date of the registered security token offerings (the “Payment Date”) which is a planned offering yet to be approved by the Securities and Exchange Commission (“SEC”). The effective (bonus) interest rate is 100% payable at the closing date. In addition, the Company issued 550,000 warrants to purchase shares of Common Stock to the holders of Convertible Notes as additional consideration (see NOTE 8). The value of the warrants was $87,970, which was recorded as a debt discount and increase to additional paid in capital at note inception. The Convertible Notes can be converted to SEC registered tokens if and when they are approved and made available. The principal will be paid at the Payment Date by tokens at two and half times the principal, of which the value of the tokens would be $1,375,000.

For the six months ended June 30, 2024, the Company amortized debt discount of $43,986 into interest expense and the total amortization was $54,981 as of June 30, 2024. As of June 30, 2024, the balance of the debt discount remaining was $32,988 and the net loan balance was $517,012.

For the six months ended June 30, 2024, the Company recorded interest expense of $274,247. As of June 30, 2024, the interest accrued was $353,836.

NOTE 8. Stockholders’ Equity

On September 29, 2022, the Company effectuated an Equity Transfer Agreement (the “Sell-Off Agreement”) by and among the Company, Communications and JFJ Digital Corp., a Delaware corporation (“JFJ”), whereby all of the outstanding equity of Communications was transferred to JFJ in exchange for the return of 15,306,119 shares of Common Stock held by Jae Cheol Oh, the Company’s-then Chief Executive Officer and Chief Financial Officer, and Hong Rae Kim, a founder and then-director of the Company (the “Sell-Off”). After the “Sell-off”, the Company had 19,724,220 common shares outstanding.

In September 2022, the Company established the Series A Preferred Stock. The authorized number of shares of Series A Preferred Stock is six thousand (6,000). Each share has a par value of $0.0001. In January 2023, pursuant to a certain purchase agreement with a related party, the Company issued 3,600 shares of Series A Preferred Stock for $214,286 cash consideration. Also, pursuant to the Purchase Agreement (defined in Note 1), $214,286 was distributed to the former major shareholder. Each share of Series A Preferred Stock is convertible into Ten Thousand (10,000) shares of Common Stock and is entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate of Ten Thousand (10,000) votes per share of Series A Preferred Stock.

In September 2022, the Company established a series of preferred stock known as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The authorized number of shares of Series B Preferred Stock is six thousand (6,000) with a par value of $0.0001. In January 2023, the Company issued 6,000 shares of Series B Preferred Stock pursuant to a Contribution Agreement (the “Contribution Agreement”) with certain Purchasers (the “Purchasers”) pursuant to which the Purchasers agreed to purchase 6,000 shares of Series B Preferred Stock for the consideration of cash $35,714. Each share of Series B Preferred Stock is convertible into one thousand (1,000) shares of Common Stock.

Also in January 2023, all 6,000 issued and outstanding shares of Series B Preferred Stock were converted into 6,000,000 shares of Common Stock.

In January 2023, the Company cancelled 350 shares of Common Stock issued to a stockholder.

In May 2023, the Company issued 1,000 shares of Series A Preferred Stock for the value of $219,500. As of December 31, 2023, the total number of outstanding shares of Series A Preferred Stock was 4,600.

In May 2023, the Company issued 1,136,364 shares of Common Stock to Nahla Jacobs pursuant to the service agreement signed with Nahla Jacobs and Nahla Saleh Jacobs Trust and Orbits Acquisition Group LLC. The share price was $0.22 per share and the total value was $250,000.

Also in May 2023, the Company issued 550,000 shares of Common Stock pursuant to the service agreement the Company signed with Dutchess Group LLC at $0.22 per share for a total of $121,000.

In May and June 2023, the Company received $100,000 and $71,342, respectively, for stock to be issued. In August 2023, the Company received additional $5,000 for the stock to be issued. As of June 30, 2024, the total amount of stock to be issued was $176,342.

In November 2023, the Company issued 550,000 warrants to purchase shares of Common Stock to the Holders of the Convertible Notes as additional consideration for the loans underlying the Convertible Notes (see NOTE 7). Pursuant to the underlying loan agreements, the warrant holders can purchase shares of Common Stock at the price of $0.07 per share. The total value of the warrants was $87,970 and the warrants will expire on November 6, 2024.

In December 2023, the Company issued 910,000 shares of Series C Preferred Stock in exchange for 910,000 shares of Orebits. The authorized number of shares of Series C Preferred Stock is 910,000 with a par value of $0.0001 per share. Each share of Series C Preferred C Stock is convertible into twenty (20) shares Common Stock and is entitled to twenty (20) votes per share.

As of June 30, 2024, the Company had 27,410,234 shares of Common Stock issued and outstanding.

NOTE 9. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were available to be issued and determined the Company did not have any reportable subsequent events.

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

Our unaudited interim financial statements for the three and six months ended June 30, 2024 and 2023 and as of June 30, 2024 and December 31, 2023 are expressed in US dollars and are prepared in accordance with GAAP. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2023, as filed in our annual report on Form 10-K.

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

In 2023, I-ON continued to expand its market presence and product offerings. We notably acquired Orebits’ gold digitization patent portfolio, trademarks, brand marks, and core intellectual property (see Note 1 of the Notes to Financial Statements). This acquisition has allowed us to enhance our capabilities and broaden our service offerings, particularly through a new SaaS platform designed for banks, broker-dealers, and other financial intermediaries. This platform supports the receipt, management, and reporting of digital assets, reinforcing our commitment to innovation in the banking, financial technology, and mineral asset industries.

Results of Operations

Net Sales – Related Party

The related party sales for the six months ended June 30, 2024 and 2023 were $32,625 and the sales for the three months ended June 30, 2024 and 2023 were $0 and $32,625, respectively. The Company subleased its license to a related party for one year from April 2023 through March 2024 for an annual fee of $130,500. The Company received the full amount and recorded it as deferred revenue which was recognized ratably into revenue over the twelve-month licensing period beginning in April 2023.

Cost of Sales

The cost of sales for the six months ended June 30, 2024 and 2023 were $21,000 and the cost of sales for the three months ended June 30, 2024 and 2023 were $0 and $21,000, respectively. The costs were recognized over the same period revenue was generated, from April 2023 through March 2024.

Gross Profit

The gross profit for the six months ended June 30, 2024 and 2023 was $11,625 and the gross profit for the three months ended June 30, 2024 and 2023 was $0 and $11,625, respectively. This is aligned to the sales in the same periods.

Operating Expenses

Operating expenses consist of professional fees and general and administrative expenses.

Operating expenses for the six months ended June 30, 2024 was $426,919, containing $191,580 of professional fees and $235,339 of general and administrative expenses. Comparing with the six months ended June 30, 2023, the operating expenses were $339,430, containing $183,760 of professional fees, and $155,670 of general and administrative expenses.

Operating expenses for the three months ended June 30, 2024 was $280,491, containing $138,580 of professional fees and $141,911 of general and administrative expenses. Comparing with the three months ended June 30, 2023, the operating expenses were $159,950, containing $67,760 of professional fees, and $92,190 of general and administrative expenses.

The increase in operating expenses was due to more activities incurred such as computer and internet expenses, payroll expenses, etc. during the three and six months ended June 30, 2024.

Other Income (Expense)

For the three and six months ended June 30, 2024, the Company had interest expenses of $159,117 and $318,233. There were no such expenses for the three and six months ended June 30, 2023, as the Company obtained loans of $550,000, recorded with debt discount at inception, in November 2023, and did not recognize any interest or amortization of debt discount before that date.

Liquidity and Capital Resources

As of June 30, 2024 the Company had its cash of $156,356 in its bank account.

Operating Activities

Cash of $405,951 was used in operating activities for the six months ended June 30, 2024, compared to the cash provided by operating activities of $115,302 for the six months ended June 30, 2023. The change was mainly due to the net loss that more than doubled for the six months ended June 30, 2024 compared to the net loss for the six months ended June 30, 2023.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2023 was $0, compared to cash used in investing activities $353,690 for the six months ended June 30, 2023. The change was due to the Company investing in intangible assets during the prior period.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024 was $526,232, compared to cash provided in financing activities of $339,190 for the six months ended June 30, 2023. The increase was due to more funds being needed for the Company’s operations in the current period.

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

Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Exchange Act, our management, including our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2024, the last day of the period covered by this Quarterly Report. Based on this evaluation, our management, including our principal executive and financial officer, concluded that, as of June 30, 2024, our disclosure controls and procedures were not fully effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Rule 10b-5(1) Trading Plans. During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Designations of Rights and Preferences for Series A Convertible Preferred Stock

3.2	Certificate of Designations of Rights and Preferences for Series B Convertible Preferred Stock.

3.3	Certificate of Designations of Rights and Preferences for Series C Convertible Preferred Stock.

31.1	Certification of Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2024
I-ON DIGITAL CORP.

	By:	/s/ Carlos X. Montoya
Carlos X. Montoya
Chairman, President (Principal Executive, Financial and Accounting Officer)

