Form 10-Q
period 2024-09-30
I-ON Digital Corp.
filed 2024-11-12
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2024
Common Stock, $0.0001 par value per share	27,410,234 shares

PART 1 – FINANCIAL INFORMATION

The unaudited interim financial statements of I-ON Digital Corp. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

2

I-ON Digital Corp.

I-ON Digital Corp.

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$199,959	$36,075
Prepayments	108,836	109,764
Total current assets	308,795	145,839

Non-current assets:
Intangible assets, net	18,288,979	18,400,927
Total non-current assets	18,288,979	18,400,927

Total Assets	$18,597,774	$18,546,766

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued expenses	$99,337	$100,659
Accrued interest	492,466	79,589
Deferred revenue – related party	-	32,625
Due to related parties	982,970	167,909
Loans payable	539,005	473,026
Total current liabilities	2,113,778	853,808

Total liabilities	2,113,778	853,808

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 6,000 designated as Series A Convertible, 6,000 designated as Series B Convertible, 910,000 designated as Series C Convertible	-	-
Preferred stock Series A - $0.0001 par value; 6,000 shares authorized; 4,600 shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Preferred stock Series A to be issued (803 shares as of September 30, 2024 and December 31, 2023)	176,342	176,342
Preferred stock Series B - $0.0001 par value; 6,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Preferred stock Series C - $0.0001 par value; 910,000 shares authorized; 910,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	91	91
Common stock - $0.0001 par value; 100,000,000 shares authorized; 27,410,234 shares issued and outstanding at September 30, 2024 and December 31, 2023	2,741	2,741
Additional paid-in-capital	21,010,285	21,010,285
Accumulated retained earnings	(4,705,463)	(3,496,501)
Total stockholders’ equity	16,483,996	17,692,958

Total Liabilities and Stockholders’ Equity	$18,597,774	$18,546,766

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Net sales – related party	$-	$32,625	$32,625	$65,250
Cost of sales	-	27,667	21,000	48,667
Gross profit	-	4,958	11,625	16,583

Operating expenses
Professional fees	142,890	41,830	334,469	225,590
General and administrative expenses	201,399	77,238	436,739	232,908
Total expenses from operations	344,289	119,068	771,208	458,498

Income (loss) from operations	(344,289)	(114,110)	(759,583)	(441,915)

Other income (expenses)
Gain on sale of intangible assets	3,795	-	3,795	-
Gain on exchange of intangible assets	25,682	-	25,682	-
Interest expenses	(160,623)	-	(478,856)	-
Total other income (expenses)	(131,146)	-	(449,379)	-

Income (loss) before income taxes	(475,435)	(114,110)	(1,208,962)	(441,915)

Provision for income taxes	-	-	-	-

Net income (loss)	$(475,435)	$(114,110)	$(1,208,962)	$(441,915)

Net income (loss) per share, basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	27,410,234	27,410,234	27,410,234	25,596,249

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2023 and 2024

			Preferred Stock										Total
	Common Stock		Series A		Series A to be issued		Series B		Series C		Additional Paid-in	Retained	Company Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2022	19,724,220	$1,972	-	$-	-	$-	-	$-	-	$-	$2,689,391	$(2,691,363)	$-
Issuance of preferred stock - series A	-	-	3,600	-	-	-	-	-	-	-	214,286	-	214,286
Distribution	-	-	-	-	-		-	-	-	-	(250,000)	-	(250,000)
Issuance of preferred stock - series B	-	-	-	-	-	-	6,000	1	-	-	35,713	-	35,714
Preferred stock series B conversion to Common Stock	6,000,000	600	-	-	-	-	(6,000)	(1)	-	-	(599)	-	-
Common stock cancellation	(350)	-	-	-	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(179,480)	(179,480)

Balance at March 31, 2023	25,723,870	2,572	3,600	-	-	-	-	-	-	-	2,688,791	(2,870,843)	(179,480)

Common stock issued for services	550,000	55	-	-	-	-	-	-	-	-	120,945	-	121,000
Common stock issued for intangible asset	1,136,364	114	-	-	-	-	-	-	-	-	249,886	-	250,000
Issuance of preferred stock A	-	-	1,000	-	-	-	-	-	-	-	219,500	-	219,500
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(148,325)	(148,325)

Balance at June 30, 2023	27,410,234	2,741	4,600	-	-	-	-	-	-	-	3,279,122	(3,019,168)	262,695
Preferred stock to be issued	-	-	-	-	803	176,342	-	-	-	-	-	-	176,342
Net loss	-	-	-	-	-	-	-	-	-	-	-	(114,110)	(114,110)
Balance at September 30, 2023	27,410,234	$2,741	4,600	$-	803	$176,342	-	$-	-	$-	$3,279,122	$(3,133,278)	$324,927

			Preferred Stock										Total
	Common Stock		Series A		Series A to be issued		Series B		Series C		Additional Paid-in	Retained	Company Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2023	27,410,234	$2,741	4,600	$-	803	$176,342	-	$-	910,000	$91	$21,010,285	$(3,496,501)	$17,692,958
Net loss	-	-	-	-	-	-	-	-	-	-	-	(293,919)	(293,919)

Balance at March 31, 2024	27,410,234	2,741	4,600	-	803	176,342	-	-	910,000	91	21,010,285	(3,790,420)	17,399,039
Net loss	-	-	-	-	-	-	-	-	-	-	-	(439,608)	(439,608)

Balance at June 30, 2024	27,410,234	2,741	4,600	-	803	176,342	-	-	910,000	91	21,010,285	(4,230,028)	16,959,431
Net loss	-	-	-	-	-	-	-	-	-	-	-	(475,435)	(475,435)
Balance at September 30, 2024	27,410,234	$2,741	4,600	$-	803	$176,342	-	$-	910,000	$91	$21,010,285	$(4,705,463)	$16,483,996

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Cash flows from operating activities:
Net income (loss)	$(1,208,962)	$(441,915)
Adjustments:
Stock compensation	-	121,000
Amortization	21,000	48,667
Accretion of debt discount	65,979	-
Gain on sale of intangible assets	(3,795)	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	928	(23,916)
Accrued expenses	(1,322)	243,021
Accrued interest	412,877	-
Deferred revenue – related party	(32,625)	65,250
Net cash provided by (used in) operating activities	(745,920)	12,107

Cash flows from investing activities:
Proceeds from sale of intangible assets	120,425	-
Gain on exchange of intangible assets	(25,682)	-
Purchase of intangible assets	-	(560,353)
Total net cash provided by (used in) investing activities	94,743	(560,353)

Cash flows from financing activities:
Proceeds from issuance of preferred stock Series A	-	433,786
Proceeds for preferred stock A to be issued	-	176,342
Proceeds from issuance of preferred stock Series B	-	35,714
Distribution per stock purchase agreement	-	(250,000)
Advances from related parties	815,061	152,690
Total net cash provided by (used in) financing activities	815,061	548,532

Net increase (decrease) in cash and cash equivalents	163,884	286

Cash and cash equivalents, beginning of period	36,075	-

Cash and cash equivalents, end of period	$199,959	$286

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash flow information:
Continuing operations:
Issuance of common stock for intangible assets	$-	$250,000

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

In the opinion of management, the balance sheet as of December 31, 2023, which has been derived from audited financial statements, and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2024 or for any future period.

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

As of September 30, 2024, the Company has completed two digital platforms that we believe will establish a stabilized source of revenue which it believes will be sufficient to cover operating costs for the next twelve months. Those platforms are still in the testing stage as of the date these consolidated financial statements were ready to be issued. The implementation of these platforms will take time to cover the full cost of operations.

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

Cash and Cash Equivalents

The Company considers all money market funds and highly liquid financial investments with maturities of three months or less when acquired to be cash equivalents. As of September 30, 2024 and December 31, 2023 there were no cash equivalents.

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 as of September 30, 2024.

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

Recently Issued Accounting Pronouncements

On December 13, 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value with changes recognized in net income each reporting period. Additionally, ASU 2023-08 requires an entity to present crypto assets measured at fair value separately from other intangible assets in the balance sheets and record changes from remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. The new standard is effective for all entities for the fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. Where applicable the Company plans to adopt ASU 2023-08 when it is effective from its fiscal year beginning January 1, 2025. The adoption of ASU 2023-08 is expected to have a material impact on the Consolidated Financial Statements.

Other recently issued accounting updates are not expected to have a material impact on the Company’s Financial Statements.

NOTE 3. Earnings Per Share

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Due to the net loss recorded for the three and nine months ended September 30, 2024 and 2023, the consolidated financial statements excluded potentially dilutive securities from the computation of diluted earnings per share because the inclusion would have been anti-dilutive. Potentially dilutive securities as of September 30, 2024 and 2023 include the following securities that are convertible into shares of Common Stock: 5,403 shares of Series A Convertible Preferred Stock convertible into 54,030,000 shares of Common Stock; 910,000 shares of Series C Convertible Preferred Stock convertible into 18,200,000 shares of Common Stock; and outstanding warrants to purchase 550,000 shares of Common Stock.

The following table sets forth the computation of basic and diluted net income per common share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023

Net income (loss)	$(1,208,962)	$(441,915)	$(475,435)	$(114,110)

Weighted average shares of common stock outstanding – Basic and diluted	27,410,234	25,596,249	27,410,234	27,410,234

Net loss per share:
Earnings per share – Basic and diluted	(0.04)	(0.02)	(0.02)	(0.00)

NOTE 4. Prepaid Expenses

In August 2023, the Company signed an agreement with M2 Compliance LLC (M2) for M2 to provide EDGAR filing services for the Company. The term of the services is from August 19, 2023 to August 18, 2024. The annual fee is $6,495. In August 2024, the Company paid $7,015 for the period from August 19, 2024 to August 18, 2025. The Company amortized $4,937 and $1,689 of the expenses for the services for the nine and three months ended September 30, 2024, respectively. As of September 30, 2024, the balance was $6,138.

Also in August 2023, the Company paid the annual fees to OCT Markets for two categories of services. The fee is $9,780. The Company amortized $5,705 and $815 of expenses for the nine and three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the total amortized was $9,780 and the balance was $0.

In December 2023, the Company hired a consultant to work on the patents related to the token business operations and paid a $100,000 retainer for the services to be performed. As of September 30, 2024, the services have not been completed, therefore the full $100,000 remains as a prepaid expense as of September 30, 2024.

In May 2024, the Company overpaid one of their vendors $2,699 and this amount will be applied to the future expenses.

As of September 30, 2024, the balance of prepaid expenses was $108,836.

NOTE 5. Intangible Assets

In January 2023, the Company entered into a service agreement with Nodalium, Inc. through which Nodalium, Inc. (“Nodalium”) will provide continuing services for the Architectural Plan Project, Core IT Platform & Digital Asset Ecosystem and Workflow management. The consideration for this project is $80,000. As of September 30, 2024, the project was not yet in use, therefore no amortization was recognized for the nine months ended September 30, 2024 and the value of the assets was $80,000 as of September 30, 2024. Having participated in the planning and development of the Company’s Core Architectural Platform and Digital Asset Ecosystem, Nodalium, based on its platform knowledge and expertise, will further deliver its exclusive “Workflow” technology allowing the Company to independently monitor and report on all transactions involving the ION.au Digital Asset and/or the ION Digital Hybrid Blockchain platform. Nodalium’s continuous reporting will allow the Company to systematically balance its internal ledger systems, inclusive of client account balances reflecting buy, sell, trade or collateral pledge transactions, on a daily basis, against balances provided by Nodalium. All such accounting, will be made available in statement format to clients, institutional partners, auditors and/or public agencies, as appropriate.

In February 2023, ION Acquisition Corp., a company owned 100% by Carlos Montoya, the Company’s Chief Executive Officer and controlling stockholder, signed a purchase agreement with Nahla Jacobs and Nahla Saleh Jacobs Trust and Orebits Acquisition Group LLC, to purchase 180 Orebits AU Certificates, valued at $335,700. ION Acquisition Corp. paid $85,700 in cash and issued 1,136,364 shares of its common stock for the transaction. ION Acquisition Corp then contributed the 180 Orebits AU Certificates to the Company. In October 2023, the Company assessed the value of the Orebits AU Certificates and determined there was an impairment of $8,199, reducing the asset value to $327,501 as of December 31, 2023. This asset has been determined to have an indefinite life, therefore no amortization has been recognized, instead the asset is evaluated for impairment in accordance with Company policy for such. In July 2024, the Company sold 50 units of the Orebits in exchange for 2 units of Bitcoin (“BTC”). The selling price was $116,630 based on the value of BTC on the date of sale, and the cost of the 50 Orebits was $90,948, so the gain on exchange of the intangible assets was $25,682, During the nine months ended September 30, 2024 no impairment was recognized, therefore as of September 30, 2024, the value of the Orebits was $236,553. On September 30, 2024, the Company sold the 2 units of BTC for cash of $120,425, which was the BTC selling price on the date of sale, resulting in a gain on sale of intangible assets of $3,795.

In March 2023 the Company paid, through OAG (a related party), $84,000 to Oktane Media for Nodalium Channel Partnership Agreement & Transaction Costs, through which the Company obtained a certain license that allows the Company to resell the license. The license fee covers one year. The asset was amortized over the twelve months starting in April 2023. The Company amortized $21,000 during the nine months ended September 30, 2024, and it was fully amortized and the net value of this asset was $0 as of September 30, 2024.

In March 2023, the Company signed an agreement with Instruxi Limited, through which Instruxi Limited will build a technology stack for the tokenization of precious metal, mineral, and/or commodity asset rights for unextracted deposits. The technology stack will allow the Company to provide specialist consultation, through its ION’s Digital Architecture & Hybrid Blockchain Platform. The Company paid $329,142 and as of September 30, 2024 the project was not yet complete, therefore no amortization was recognized for the nine months ended September 30, 2024 and the value of the assets was $329,142 as of September 30, 2024.

In December 2023, the Company obtained 9,699.7082 Orebits AU Certificates through the acquisition of Orebits. Pursuant to the purchase agreement, I-ON Digital Corp. issued 910,000 shares of Series C Preferred Stock in exchange for Orebits’ 100% ownership of 910,000 Orebits’ shares. The Company, having independently built the underlying ION Digital Hybrid Blockchain & Workflow Platform in anticipation of onboarding the Orebits.AU Gold Backed Digital Asset, recorded the 9,699.7082 Orebits AU Certificates at $17,643,284 ($1,818.95 per Orebits AU Certificate). This asset has been determined to have an indefinite life, therefore no amortization has been recognized, instead the asset is evaluated for impairment in accordance with Company policy for such. During the nine months ended September 30, 2024 no impairment was recognized, therefore as of September 30, 2024, the value of this asset was $17,643,284.

As of September 30, 2024, the net value of the intangible assets was $18,288,979. Because the intangible assets subject to amortization had not yet been placed into service as of September 30, 2024, the Company has not yet determined the expected aggregate amortization expense for future periods.

NOTE 6. Related-Party Transactions

As described in NOTE 1 and NOTE 7, in January 2023, the Company sold 3,600 shares of its Series A Preferred Stock to related parties for proceeds of $214,286.

As described in NOTE 5 the Company purchased certain intangible assets from related parties.

Through an entity controlled by Carlos Montoya, the Company’s CEO and controlling stockholder, Mr. Montoya currently pays substantially all the expenses for the Company’s operations and certain capital expenditures. For the nine months ended September 30, 2024 and 2023, the related party deposited cash into the Company and/or paid Company expenses of $815,061 and $152,690, respectively. These advances from the related party are repayable by the Company, unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances. As of September 30, 2024 and December 31, 2023, the balance of due to the related party was $982,970 and $167,909, respectively.

On March 30, 2023, the Company sub-leased its Enterprise Workflow/Intelligent Automation Platform, as allowed under a relicensing provision within that certain master software license agreement, to I-ON Acquisition Corp., an entity owned by Carlos Montoya, the Company’s Chief Executive Officer, for annual fees of $130,500. The Company received the full amount and recorded it as deferred revenue, to be recognized into revenue over the twelve-month licensing period starting in April 2023. The Company recognized revenue of $32,625 for the nine months ended September 30, 2024 and the deferred revenue related to this contract was $0 as of September 30, 2024.

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

For the nine months ended September 30, 2024, the Company amortized debt discount of $65,979 into interest expense and the total amortization was $76,974 as of September 30, 2024. As of September 30, 2024, the balance of the debt discount remaining was $10,995 and the net loan balance was $539,005.

For the nine months ended September 30, 2024, the Company recorded interest expense of $478,856. As of September 30, 2024, the interest accrued was $492,466.

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

In September 2022, the Company established the Series A Preferred Stock. The authorized number of shares of Series A Preferred Stock is six thousand (6,000). Each share has a par value of $0.0001. In January 2023, pursuant to a certain purchase agreement, the Company issued 3,600 shares of Series A Preferred Stock for $214,286 cash consideration. Also, according to the Purchase Agreement (refer to Note 1), $214,286 was distributed to the former major shareholder. Each share of Series A Preferred Stock is convertible into Ten Thousand (10,000) shares of Common Stock and is entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate of Ten Thousand (10,000) votes per share of Series A Preferred Stock.

In September 2022, the Company established a series of preferred stock known as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The authorized number of shares of Series B Preferred Stock is six thousand (6,000) with a par value of $0.0001. In January 2023, the Company issued 6,000 shares of Series B Preferred Sock according to a Contribution Agreement (the “Contribution Agreement”) with certain Purchasers (the “Purchasers”) pursuant to which the Purchasers agreed to purchase 6,000 shares of Series B Preferred Stock for the consideration of cash $35,714. Each share of Series B Preferred Stock is convertible into one thousand (1,000) shares of Common Stock.

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

In May 2023, the Company issued 1,136,364 shares of Common Stock to Nahla Jacobs according to the service agreement signed with Nahla Jacobs and Nahla Saleh Jacobs Trust and Orbits Acquisition Group LLC. The share price was $0.22 per share and the total value was $250,000.

Also in May 2023, the Company issued 550,000 shares of Common Stock pursuant to the service agreement the Company signed with Dutchess Group LLC at $0.22 per share for a total of $121,000.

In May and June 2023, the Company received $100,000 and $71,342, respectively, for stock to be issued. In August 2023, the Company received additional $5,000 for the stock to be issued. As of September 30, 2024, the amount of stock to be issued was $176,342.

In November 2023, the Company issued 550,000 warrants to purchase shares of Common Stock to the Holders of Convertible Notes as additional consideration for the loans (see NOTE 7). Pursuant to the underlying loan agreements, the warrant holders can purchase shares of Common Stock at the price of $0.07 per share. The total value of the warrants was $87,970 and the warrants will expire on November 6, 2024.

In December 2023, the Company issued 910,000 shares of Series C Preferred Stock in exchange for 910,000 shares of Orebits. The authorized number of shares of Series C Preferred Stock is 910,000 with a par value of $0.0001 per share. Each share of Series C Preferred Stock is convertible into twenty (20) shares of Common Stock and is entitled to twenty (20) votes per share.

As of September 30, 2024, the Company had 27,410,234 shares of Common Stock issued and outstanding.

NOTE 9. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were available to be issued and determined the Company did not have any reportable subsequent events except the following:

After the nine months ended September 30, 2024, related parties continue to fund the Company’s operations. Subsequent to September 30, 2024, the Company received total advances of $315,000 from related parties.

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

Our unaudited interim financial statements for the three and nine months ended September 30, 2024 and 2023 and as of September 30, 2024 and December 31, 2023 are expressed in US dollars and are prepared in accordance with GAAP. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2023, as filed in our annual report on Form 10-K.

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

Results of Operations

Net Sales – Related Party

The related party sales for the nine months ended September 30, 2024 and 2023 were $32,625 and $65,250, respectively. The sales for the three months ended September 30, 2024 and 2023 were $0 and $32,625, respectively. The Company subleased its license to a related party for one year from April 2023 through March 2024 for an annual fee of $130,500. The Company received the full amount and recorded it as deferred revenue which was recognized ratably into revenue over the twelve-month licensing period beginning in April 2023.

Cost of Sales

The cost of sales for the nine months ended September 30, 2024 and 2023 were $21,000 and $48,667, respectively. The cost of sales for the three months ended September 30, 2024 and 2023 were $0 and $27,667, respectively. The costs were recognized over the same period revenue was generated, from April 2023 through March 2024.

Gross Profit

The gross profit for the nine months ended September 30, 2024 and 2023 was $11,625 and $16,583, respectively. The gross profit for the three months ended September 30, 2024 and 2023 was $0 and $4,958, respectively. This is aligned to the sales in the same periods.

Operating Expenses

Operating expenses consist of professional fees and general and administrative expenses.

Operating expenses for the nine months ended September 30, 2024 was $771,208, containing $334,469 of professional fees and $436,739 of general and administrative expenses. Comparing with the nine months ended September 30, 2023, the operating expenses were $458,498, containing $225,590 of professional fees, and $232,908 of general and administrative expenses.

Operating expenses for the three months ended September 30, 2024 was $344,289, containing $142,890 of professional fees and $201,399 of general and administrative expenses. Comparing with the three months ended December 30, 2023, the operating expenses were $119,068, containing $41,830 of professional fees, and $72,238 of general and administrative expenses.

The increase in operating expenses was due to more costs incurred such as professional fees, computer and internet expenses, franchise tax, travel and payroll expenses, etc. during the three and nine months ended September 30, 2024.

Other Income (Expense)

For the three and nine months ended September 30, 2024, the Company had interest expenses of $160,623 and $478,856. There were no such expenses for the three and nine months ended September 30, 2023, as the Company obtained loans of $550,000, recorded with debt discount at inception, in November 2023, and did not recognize any interest or amortization of debt discount before that date.

For the three and nine months ended September 30, 2024, the Company exchanged 50 units of Orebits for 2 units of Bitcoin, resulting in a gain on exchange of intangible assets of $25,682, and sold the 2 units of Bitcoin for cash of $120,425 resulting in a gain on sale of intangible assets of $3,795.

Liquidity and Capital Resources

As of September 30, 2024 the Company had its cash of $199,959 in its bank account.

Operating Activities

Cash of $745,920 was used in operating activities for the nine months ended September 30, 2024, compared to the cash provided by operating activities of $12,107 for the nine months ended September 30, 2023. The change was mainly due to the net loss that more than doubled for the nine months ended September 30, 2024 compared to the net loss for the nine months ended September 30, 2023.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2024 was $94,743, compared to cash used in investing activities $560,353 for the nine months ended September 30, 2023. The change was due to the Company selling and exchanging intangible assets during the current period versus investing in intangible assets during the prior period.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $815,061, compared to cash provided in financing activities of $548,532 for the nine months ended September 30, 2023. The increase was due to more funds being needed for the Company’s operations in the current period.

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

Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Exchange Act, our management, including our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2024, the last day of the period covered by this Quarterly Report. Based on this evaluation, our management, including our principal executive and financial officer, concluded that, as of September 30, 2024, our disclosure controls and procedures were not fully effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Rule 10b-5(1) Trading Plans. During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 12, 2024
I-ON DIGITAL CORP.

	By:	/s/ Carlos X. Montoya
Carlos X. Montoya
Chairman, President (Principal Executive, Financial and Accounting Officer)

