Form 10-K
period 2024-12-31
I-ON Digital Corp.
filed 2025-04-11
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

None

Securities registered pursuant to Section 12(g) of the Act:

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

Yes ☐ No ☒

As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $27,410,234 based on the closing sales price of $0.535 on the OTC Markets. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of April 9, 2025, there were 31,106,234 shares of the registrant’s common stock outstanding.

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

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for our product candidates, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. As used in this Annual Report on Form 10-K, unless the context indicates or otherwise requires, “I-ON,” “our company,” “the Company,” “we,” “us,” and “our” refer to I-ON Digital Corp., a Delaware corporation.

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

Item 1. Business.

About I-ON

I-ON is a leading-edge developer and provider of asset-digitization and securitization solutions engineered to provide a secure, fast, transparent, and institutional-grade digital asset ecosystem. We specialize in digitizing documentary evidence of ownership into secure, asset-backed digital certificates, thus bringing liquidity and recognized value to a diverse array of asset classes. Our cutting-edge technology includes a hybrid blockchain architecture that incorporates state-of-the-art smart contracts and sophisticated workflow management, inclusive of artificial intelligence (“AI”) technologies. This system enables the digitization of ownership instruments and records for recoverable gold, precious metals, and mineral reserves, transforming them into digital certificates that facilitate value transfer through innovative asset-backed financial instruments.

Strategy Overview

In 2023, I-ON continued to expand its market presence and product offerings. We notably acquired Orebits’ gold digitization patent and patent-pending portfolio, trademarks, brand marks, and core intellectual property. This acquisition has allowed us to enhance our capabilities and broaden our service offerings, particularly through a new SaaS platform designed as a “digital front-end” for banks, broker-dealers, and other financial intermediaries. This platform supports the receipt, management, and reporting of digital assets, reinforcing our commitment to innovation in the banking, financial technology, and mineral asset industries.

In 2024, I-ON worked to further its innovation in digital asset management in new geographic markets and sectors. These initiatives are expected to drive our revenue growth and diversify income streams over the long term. Additionally, we continued our efforts to improve operational efficiencies through strategic investments in AI technologies.

Products and Services

Secure and Transparent Ecosystem – I-ON’s solutions are engineered to support a secure, transparent, institutional-level ecosystem employing advanced smart contract and blockchain technologies to identify, secure and perfect evidence of ownership, Proof-of-Reserves (“POR”), ensure compliant digital asset capture, usage, transaction settlement and reporting across all relevant channels.

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

Continuous Technological Innovation – I-ON will continue to develop, acquire and deploy a portfolio of novel and, where applicable, patented next-generation technologies that can be integrated and engineered as part of a comprehensive ecosystem built on zero-trust protocols and hybrid blockchain architecture. I-ON is further committed to utilizing state-of-the-art workflow management technologies to build on a legacy of digitizing ownership records, deeds and instrumentation, specifically tied to proven and recoverable gold, precious metals and mineral reserves, into compliant digital tokens or certificates which are designed to facilitate value transfer through an ever-increasing level of marketplace acceptance and enhanced fluidity associated with this new class of asset-backed financial instrumentation.

Commitment to Industry Leadership and Data Security – I-ON is fundamentally a technology company that is committed to innovation, efficiency and improvement in how we manage, deploy and interact with sensitive financial data. I-ON is helping change the manner in which we use identity, consent, and data security in the banking, financial services, payments and data management industries – through the thoughtful application of advanced blockchain, smart contract and AI enabled financial technologies.

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

Strategic Partnerships and Market Expansion – The Company’s further goal is to help create a secure, digital world where data is used responsibly and without compromising individual or organizational privacy. To advance this goal, I-ON has established strategic partnerships with industry leading companies to optimize its digitized asset ecosystem.

Emerging Leadership in Digital Identity Management – By means of unique technology partnerships, cutting-edge technology solutions, and a commitment to protecting user-based data privacy, I-ON is looking to become an emerging industry leader in providing secure-identity digital management solutions for its partnering banks, financial institutions and financial technology providers having both US and international reach.

Competition

The Company competes with a range of U.S. and global based digital solutions providers, many of which have greater name recognition and financial resources than the Company. The digitization of products and services is becoming increasingly transformative across the U.S. and global business sectors. The Company anticipates that, as the range of existing and potential digital products and service providers continues to grow, it will require I-ON to continuously differentiate itself by developing and improving on its core business platforms.

Research and Development

Given the very nature of the Company’s underlying information technology platform, inclusive of hybrid blockchain and related digital asset workflow platforms, we place a high degree of focus and emphasis on developing new and increasingly effective technological capabilities. This is particularly important as new regulatory standards for digital asset movement, acceptance, capture, POR, custody, settlement and reporting continue to evolve, with purveyors, institutions and individuals, adapting to new and ever-expanding guidelines that govern the use or deployment of digital asset management. The Company will continue to partner with strategic service providers that meet the highest standards of integrity, expertise and capacity in the development of the Company’s specialized product and services offerings.

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

At this early stage, our marketing strategy is focused on building awareness of our products and services through content marketing, targeted audience segmentation, and educational initiatives via digital marketing and social media development. In targeting our audience, we place a strong emphasis on reaching institutional clients, crafting messages that highlight transparency, trust, and the high level of service they expect.

Market and Industry Analysis

In 2023, the digital asset industry continued to experience significant growth, driven by increased institutional acceptance and technological advancements. I-ON has strategically positioned itself at the forefront of this expanding market through key acquisitions and technological development, particularly in the gold-backed digital securities sector.

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

The Real World Asset (RWA) tokenization market is rapidly emerging as a key frontier in digital finance. Among the most promising segments is gold digitization, which leverages blockchain to transform gold—a universally trusted store of value—into a liquid, accessible, and transparent digital asset. Tokenized gold offers real-time settlement, fractional ownership, and verifiable provenance, making it increasingly attractive to both institutional and retail investors, especially amid global economic uncertainty and inflationary pressures.

I-ON Digital Corp has positioned itself as a leader in this space through its blockchain-native infrastructure, enhanced KYC/AML framework, and direct gold-backed tokenization model. Unlike speculative offerings, I-ON’s platform links each token to verified, vaulted gold reserves, with full transparency around custody and auditability. Its regulatory-first approach, combined with enterprise-grade security and interoperability with digital banking platforms, ensures institutional trust and global scalability. Through strategic partnerships and a commitment to regulatory compliance, I-ON is setting new standards for how real assets are digitized and mobilized in an era of digital finance.

Intellectual Property

We are active in protecting and licensing our intellectual property related to digital asset infrastructure. This includes technologies for securing and facilitating gold and precious metal digitization. Our strategy is focused on creating a secure, fast, transparent, and institutional-grade ecosystem for digital securitization and banking. The Company plans to generate revenue from transaction fees associated with these services and continually seeks to innovate and expand its IP portfolio to support new transactional models in the financial sector.

Our commercial success depends, in part, on obtaining and maintaining patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third-party competitors and infringers. Proprietary rights relating to our current and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents owned by or licensed to us may not afford protection against competitors, and pending patent applications now or hereafter filed by us or our licensors may not result in patents being issued.

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

Our technology initiatives also emphasize environmental responsibility, enabling the monetization of gold reserves without the need for physical extraction, supporting global sustainability efforts. Through strategic partnerships, we continue to refine our technological offerings, ensuring that they meet institutional and regulatory standards while setting new benchmarks in the financial technology sector.

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

As the RWA tokenization space matures, differentiation will be driven by trust, transparency, and regulatory alignment. I-ON Digital Corp. seeks to stand out as a first mover and long-term leader in the gold digitization vertical by combining blockchain innovation, rigorous compliance and perfected, real-world asset backing into a seamless platform.

Unlike many entrants in the space, I-ON Digital’s approach is built on the development of asset-backed securities and financial instruments. Its holistic strategy not only addresses the current demands of institutional and retail investors but also positions it at the forefront of what may become the next foundational layer of the global financial system—where tokenized real assets like gold can move with the same ease and security of legacy-based institutional assets, secured or unsecured, while still maintaining the intrinsic value and trust they’ve held for centuries.

Key differentiators in I-ON Digital’s marketplace position include:

Blockchain-Driven Architecture for Institutional Trust - I-ON’s proprietary platform integrates distributed ledger technology with enterprise-grade infrastructure, enabling secure, immutable records of asset provenance, movement, and ownership. This provides the backbone for institutional-level confidence, particularly crucial in markets like gold where authenticity and custody are paramount.

Enhanced KYC/AML Framework - Understanding that regulatory compliance is deemed critical for widespread adoption, I-ON has embedded advanced KYC/AML protocols into its digital asset issuance and management layers. By aligning with US and global regulatory expectations and incorporating verifiable identity layers, I-ON facilitates compliant onboarding of both institutions and individual investors, addressing a major risk point in the RWA sector.

Gold-Backed Tokenization with Verifiable Physical Reserves - Unlike synthetic tokens or loosely collateralized instruments, I-ON’s gold digitization model is directly backed by proven-level physical reserves. Each token issued on the platform is cryptographically linked to an allocated quantity of physical gold, with full transparency around custody and auditing—giving investors confidence that the digital asset is grounded in tangible value.

Interoperability and Token Utility - I-ON is also positioning its gold-backed tokens to function beyond static value storage. By integrating with digital banking platforms and potential DeFi use cases, these tokens can be used in collateralized lending, payments, and cross-border settlements—turning traditionally inert gold into a dynamic financial instrument.

Strategic Partnerships and Infrastructure Ecosystem - Through collaborations with technology partners, custodians, and blockchain infrastructure providers—including Instruxi Limited and others—I-ON is building a robust ecosystem that best ensures scalability, interoperability, and compliance readiness. These partnerships allow the firm to bridge traditional commodity markets with cutting-edge digital finance infrastructure.

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

The regulatory landscape for digital assets and blockchain technology is subject to rapid change, and regulatory changes could materially impact our business model. We are closely monitoring developments in legislation and regulatory policy that could affect our operations, particularly those related to the security, transferability and monetization of digital assets.

To date, there have been no regulatory notifications or actions pending against us. We remain committed to maintaining high standards of regulatory compliance and will continue to invest in our compliance capabilities to safeguard our operations and shareholder interests.

Employees

As of December 31, 2024, I-ON had four total employees, three full-time and one part-time.

Our History and Corporate Information

I-ON Digital Corp. (the “Registrant” or “Company”), was incorporated under the laws of the State of Delaware in 2013 as ALPINE 3 Inc. Subsequently, the Company’s name was changed to “Evans Brewing Company, Inc.” in 2014, to “I-ON Communications Corp.” in 2018 and to “I-ON Digital Corp.” in 2019.

Recent History

On October 30, 2023, the Company entered into a Contribution and Exchange Agreement (the “Orebits Agreement”) with Orebits Acquisition Group LLC “(OAG”), a Wyoming limited liability company, which is a special purpose vehicle controlled by Carlos Montoya, our Chief Executive Officer. In June 2023, OAG had acquired a controlling interest in Orebits Corp., a Delaware corporation whose prior business operations included deploying proprietary technology to digitize, market and manage gold-backed digital securities. Pursuant to the terms of the Orebits Agreement, the Company exchanged 910,000 Series C Convertible Preferred Shares of I-ON Digital Corp. in exchange for 910,000 shares of outstanding common stock of Orebits Corp., representing the 100% controlling interest in Orebits Corp. With the transaction, the Company assumed ownership of 9,700 Orebits AU certificates which Orebits Corp. referred to as “Orebits.AU Gold Backed Digital Assets”. The Company further assumed control of trademarks, patent and patent-pending rights previously owned or controlled by Orebits Corp. In assuming control of the 9,700 Orebits AU certificates when combined with 180 Orebits AU certificates previously residing on the books of the Company, the total number of all Orebits.AU Gold Backed Digital Assets held by the Company stood at 9,880. Residing on the Company’s proprietary Hybrid Blockchain Platform, the asset is generally referred to by the Company as an ION.au Gold Backed Digital Asset.

Other Information

Our principal executive offices are located at 1244 N. Stone Street, Unit #3, Chicago, IL 60610 and our telephone number is (866) 440-2278. We can be contacted by email at info@iondigital.com. Our corporate website address is www.iondigitalcorp.com, to which we regularly post copies of our press releases as well as links to reports that we have filed with the Securities and Exchange Commission (“SEC”), which are available free of charge as soon as reasonably practicable after being filed electronically or furnished to the SEC. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K or our other filings with the SEC.

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

We currently design, develop, and acquire technologies to deploy fully compliant, institutional-level ecosystems that fuel financial asset digitization, safe and secure value transfer, and data and identity sovereignty for financial and data-driven transactions. Our ability to succeed depends on the success of our continued development and expansion of our product and service offerings. There are various risks related to these efforts, including the risk that these efforts may not provide the expected benefits in our anticipated time frame, if at all, and may prove costlier than expected; and the risk of adverse effects to our business, results of operations and liquidity if past and future undertakings, and the associated changes to our business, do not prove to be cost effective or do not result in benefits at the levels that we anticipate. There is no assurance that a digital asset ecosystem will develop as we anticipate or develop on a mass scale at all, or that our business model will achieve the expected results. To be successful over time, we may need to change our business model. Any such efforts may not be successful.

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

Concerns about the environmental impacts of blockchain technology could adversely impact usage and perceptions of digital assets or our services and offerings.

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

Rapid Advancements in Technology May Outpace Our Current Cybersecurity Measures

The technology sector continues to evolve at a rapid pace, with significant advancements in areas such as quantum computing and AI. These technologies, while offering numerous benefits, also pose new security challenges that could potentially compromise our existing cybersecurity measures. Quantum computing, in particular, could render traditional encryption methods obsolete, exposing us to increased risks of cyber-attacks and data breaches. Our ability to continually update our cybersecurity infrastructure in line with these advancements is critical to protecting our assets and maintaining customer trust. Failure to effectively adapt to these technological changes could result in significant operational disruptions and financial losses.

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

Our current executive officers, directors and largest stockholders of the Company, held approximately 51% of the voting power of the outstanding shares of our capital stock as of December 31, 2024. These officers, directors and certain stockholders have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. The interests of our executive officers and certain shareholders may give rise to a conflict of interest with the Company and the Company’s stockholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

Issued and outstanding series of convertible preferred shares, which if exercised, could significantly dilute existing stockholders.

We have historically undertaken and may in the future need to undertake equity, equity-linked or debt financings to secure additional funds. In such prior financings, we have created and issued several series of convertible preferred stock with rights, preferences and privileges superior to those of holders of our common stock. If we raise additional funds through the creation and future issuances of equity, warrants, convertible preferred stock or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Similarly, if the existing holders of those issued and outstanding series of convertible preferred stock were to exercise their rights and convert those shares to common stock, our existing stockholders could suffer significant dilution.

Liquidity of our common stock has been limited.

Our common stock is quoted on OTC Markets under the symbol “IONI”. The liquidity of our common stock is very limited and is affected by our limited trading market. The OTC Market is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	the concentration of the ownership of our shares by a limited number of affiliated stockholders may limit interest in our securities;

●	limited “public float” with a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	additions or departures of key personnel;

●	loss of a strategic relationship;

●	variations in operating results that fall below the expectations of securities analysts or investors;

●	announcements of new products or services by us or our competitors;

●	reductions in the market share of our products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	investor perception of our industry or prospects;

●	insider selling or buying;

●	investors entering into short sale contracts;

●	regulatory developments affecting our industry; and

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	sales of our common stock;

●	our ability to execute our business plan;

●	revisions in securities analysts’ estimates or reductions in security analysts’ coverage; and

●	economic and other external factors.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. Additionally, any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

Trading in our common stock has previously been subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from affecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

Risk Related to our Intellectual Property Rights

It may be difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

Our commercial success depends, in part, on obtaining and maintaining patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third-party competitors. Proprietary rights relating to our current and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents owned by or licensed to us may not afford protection against competitors, and pending patent applications now or hereafter filed by us or our licensors may not result in patents being issued.

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

We also rely on our know-how, trade secrets, and continuing technological innovation to develop and maintain our proprietary and competitive position. However, know-how and trade secrets are difficult to protect. While we require and continue to intend to require employees, academic collaborators, consultants and other contractors to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary or licensed information. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those offered in the United States. Consequently, we may not be able to prevent third parties from appropriating our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Managing cybersecurity risk is critical to supporting our vision, enabling our strategy, and safely operating our business. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process which covers all Company risks. As part of this process, appropriate personnel collaborate with third-party subject matter experts to gather insights for identifying and assessing material risks associated with cybersecurity threats, their severity, and potential mitigations. Further, we provide periodic training for all personnel regarding cybersecurity threats, with such training appropriate to the roles, responsibilities and access of the relevant Company personnel. Our policies require all workers to report any real cybersecurity incident or suspected cybersecurity threat.

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

As part of the above process, we engage third-party services to provide 24-hour, 365-day monitoring, escalation, and response to cyber incidents. In addition to consulting on best practices, we leverage a third-party expert security firm for independent evaluations of our security controls through penetration testing. These evaluations test both the design and the operational effectives of security controls.

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

Governance

Our board of directors, in coordination with the Audit Committee, oversees our risk management program, including the management of risks associated with cybersecurity threats. Our board of directors and Audit Committee receive periodic updates on developments in our cybersecurity risk management practices, evolving standards, third-party vulnerability assessments, and information security issues. On an annual basis, our board of directors and the Audit Committee discuss our approach to overseeing cybersecurity threats with senior management, including our Chief Executive Officer (“CEO”). At the direction of the Board of Directors, the Company is in the process of strengthening its risk management procedures. In this specific regard, the Company has begun a search for a Chief Financial Officer (CFO), and will place similar recruitment emphasis on identifying a Senior Risk Officer and recruitment of additional board members who have had Board level Audit Committee experience.

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

As of the date of this Form 10-K, we are not aware of cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business, strategy, results of operations, or financial condition at this time. For further discussion of the risks associated with cybersecurity incidents, see Part I, Item 1A of this Form 10-K under the risk factor entitled Risks Specific to Our Business.

Item 2. Properties.

Our principal place of business and corporate headquarters is located at 1244 N. Stone Street, Unit #3, Chicago, Illinois, which we lease on a month-to-month basis. We believe that our current office is sufficient in size for current and future operations.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTC Markets under the trading symbol “IONI.” The following table lists the high and low sale information for our common stock as quoted on the OTC Markets for the fiscal years ended December 31, 2023 and 2024:

	Price Range
Quarter Ended	High ($)	Low ($)
December 31, 2024	$0.3700	$0.3400
September 30, 2024	$0.4500	$0.4000
June 28, 2024	$0.5391	$0.5335
March 28, 2024	$0.3000	$0.3000
December 29, 2023	$0.2500	$0.2160
September 29, 2023	$0.0710	$0.0710
June 30, 2023	$0.2480	$0.2090
March 31, 2023	$0.2700	$0.2400

The above quotations from the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Record Holders

The number of record holders of our common stock as of December 31, 2024, was approximately 700 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

Dividends

We have not paid or declared any cash dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities

On September 28, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with I-ON Acquisition Corp., (“IAC”) a Florida corporation owned by Carlos Montoya, the Company’s Chief Executive Officer and therefore a related party. Pursuant to the terms of the Purchase Agreement, IAC was to acquire 3,000 shares of a newly created Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) for proceeds in the amount of $250,000 (the “Subscription Amount”) in the form of a promissory note which was secured by the pledge of the Series A Preferred Stock, the Series B Shares (as defined therein) and other assets of IAC in a Stock Pledge and Escrow Agreement (the “Pledge Agreement”). The Purchase Agreement was subsequently amended and in January 2023 the Company issued 3,600 shares of Series A Preferred Stock for $214,286 cash consideration.

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

In January 2023 the Company issued the Series B Preferred in exchange for cash consideration of $35,714. Also in January 2023, all 6,000 issued and outstanding shares of Series B Preferred Stock were converted into 6,000,000 shares of Common Stock.

Also in January 2023, the Company cancelled 350 shares of Common Stock issued to a stockholder.

On April 13, 2023, the Company sold a total of 803 shares of Series A Preferred Stock to IAC for $176,342. The proceeds were used for general corporate purposes.

In May 2023, the Company issued 1,000 shares of Series A Preferred Stock for the value of $219,500.

Also in May 2023, the Company issued 1,136,364 shares of Common Stock to Nahla Jacobs, in consideration for 189 Orbits AU Gold Backed Digital Assets.

In May and June 2023, the Company received $100,000 and $71,342, respectively, for Series A preferred stock.

Further in May 2023, the Company issued 550,000 shares of Common Stock pursuant to the service agreement the Company with Dutchess Group LLC for services valued at $121,000.

In August 2023, the Company received $5,000 of proceeds for the sale of Series A preferred stock.

In November 2023, the Company issued 550,000 warrants to purchase shares of Common Stock to the Holders of promissory notes as additional consideration for the loans. Pursuant to the underlying loan agreements, the warrant holders can purchase shares of Common Stock at the price of $0.07 per share.

In December 2023, the Company issued 910,000 shares of Series C Preferred Stock in exchange for 910,000 shares of Orebits Corp.

In November 2024, the Company issued 396,000 shares of Common Stock for a cashless warrant exercise.

In December 2024, at the request of the preferred C shareholders, the Company converted 165,000 shares of preferred C stock to 3,300,000 shares of common stock.

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

Overview

I-ON is a leading-edge developer and provider of asset-digitization and securitization solutions engineered to provide a secure, fast, transparent, and institutional-grade digital asset ecosystem. We specialize in digitizing documentary evidence of ownership into secure, asset-backed digital certificates, thus bringing liquidity and recognized value to a diverse array of asset classes. Our cutting-edge technology includes a hybrid blockchain architecture that incorporates state-of-the-art smart contracts and sophisticated workflow management, inclusive of AI technologies. This system enables the digitization of ownership instruments records for recoverable gold, precious metals, and mineral reserves, transforming them into digital certificates that facilitate value transfer through innovative asset-backed financial instruments.

In 2023, I-ON continued to expand its market presence and plans for future product offerings. We notably acquired Orebits’ gold digitization patent and patent-pending portfolio, trademarks, brand marks, and core intellectual property (see Note 1 of the Notes to Financial Statements). This acquisition has allowed us to enhance our capabilities and broaden our plans for future service offerings, particularly through a new SaaS platform designed as a “digital front-end” for banks, broker-dealers, and other financial intermediaries. This platform supports the receipt, management, and reporting of digital assets, reinforcing our commitment to innovation in the banking, financial technology, and mineral asset industries.

The Real World Asset tokenization market is rapidly evolving, with gold digitization and asset-backed securities emerging as a standout segments. I-ON’s ability to unlock the liquidity of reserves still in the ground, enhance transparency, and offer fractional ownership of a time-tested store of value has positioned the company at the forefront of this movement by combining next-generation blockchain technology, robust compliance frameworks, and through its strategic technology partnerships with Instruxi Ltd, Chinlink, Space and Time, Storj.io and other leading “web 3” technology providers, allowing to expand its service offering and enhance its gold digitization patents. I-ON’s technological edge has deepened its presence in the rapidly evolving RWA tokenization, asset digitization, and asset-backed digital assets marketplace.

Building on evolving capacity and momentum, I-ON expanded its SaaS platform to serve banks and financial intermediaries with advanced tools for asset management, transaction processing, and digital securities reporting. The platform can now deliver faster, more secure blockchain-powered transactions, while also enabling the monetization of in-ground gold without physical extraction—supporting historical ESG mandates and broader sustainable finance initiatives. Strategic partnerships and a regulatory-focused mindset continue to drive innovation, allowing I-ON to meet institutional standards while setting new benchmarks in digital asset infrastructure. These advancements are expected to fuel revenue growth and position I-ON as a long-term leader in the digitization and tokenization of real-world assets.

Results of Operations

Net Sale – Related Party

The related party sales for the years ended December 31, 2024 and 2023 were $32,625 and $97,875, respectively. The Company subleased its license to a related party for one year from April 2023 through March 2024 for an annual fee of $130,500. The Company received the full amount and recorded it as deferred revenue which was recognized ratably into revenue over the twelve-month licensing period beginning in April 2023.

Cost of Goods Sold

The cost of sales for the years ended December 31, 2024 and 2023 were $21,000 and $63,000, respectively. The costs were recognized over the same period revenue was generated, from April 2023 through March 2024.

Gross Profit

The gross profit for the years ended December 31, 2024 and 2023 was $11,625 and $34,875, respectively.

Operating Expenses

Operating expenses consist of professional fees and general and administrative expenses.

Operating expenses for the year ended December 31, 2024 was $1,293,730, containing $574,049 of professional fees and $719,681 of general and administrative expenses. Comparing with the year ended December 31, 2023, the operating expenses were $740,404, containing $388,540 of professional fees, and $351,864 of general and administrative expenses.

The increase in operating expenses was due to general growth and more costs incurred such as professional fees, computer and internet expenses, franchise tax, travel and payroll expenses, etc. during the year ended December 31, 2024.

Other Income (Expense)

For the year ended December 31, 2024 and 2023, the Company had interest expenses of $547,385 and $90,585, respectively.

For the year ended December 31, 2024, the Company exchanged 50 units of Orebits for 2 units of Bitcoin, resulting in a gain on exchange of intangible assets of $25,682. The Company sold the 2 units of Bitcoin for cash of $120,425 resulting in a gain on sale of intangible assets of $3,795. Additionally, the Company amended their loans payable which resulted in a loss on debt extinguishment of $110,000.

Liquidity and Capital Resources

As of December 31, 2024 the Company had cash of $270,095 in its bank account. The Company had an accumulated deficit of $3,496,501 at December 31, 2023, had a working capital deficit of $707,969 at December 31, 2023, had a net loss of $805,138 for the year ended December 31, 2023, and net cash used in operating activities of approximately $498,834 for the year ended December 31, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to Notes to Financial Statements.

Operating Activities

Cash of $1,055,135 was used in the year ended December 31, 2024, compared to the cash used in operating activities of $498,834 for the year ended December 31, 2023, a change of $556,301. The change was mostly due to an increase net loss due to the increases in the expenses of computer and internet, payroll and professional fees in 2024 compared to that in 2023.

Investing Activities

Cash provided in investing activities for the year ended December 31, 2024 was $120,425, compared to cash used in investing activities of $578,842 for the year ended December 31, 2023, a decrease of $699,267. The change in cash in investing activities was due to the sale of intangible assets in 2024.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 was $1,168,730, compared to cash provided in financing activities of $1,113,751 for the year ended December 31, 2023. The increase was primarily due to the proceeds from advances from the related party.

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

Recently Issued Accounting Standards

Management has carefully considered the recently issued accounting pronouncements that altered generally accepted accounting principles, refer to our disclosure in Note 2 to the financial statements

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

I-ON Digital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of I-ON Digital Corp. as of December 31, 2024, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of I-ON Digital Corp, as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has limited revenues and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to I-ON Digital Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. I-ON Digital Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Intangible Assets Impairment (Note 2 and Note 5)

The Company evaluates for impairment of intangible assets by first evaluating for impairment indicators, which requires significant judgment, and then, if necessary, completing a recoverability test to compare the carrying value of each asset with the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets, which can depend on estimates and assumptions. If the carrying amount is in excess of the undiscounted cash flows the Company calculates a fair value for the asset, which can also be based on subjectivity, estimates, and judgments, and ensures the carrying amount is not in excess of its fair value.

During our audit we identified potential intangible asset impairment as a risk of material misstatement, as the intangible assets had balances and disclosures that were material to the financial statements. In order to test the Company’s intangible asset for impairment, we had to analyze each material intangible asset and use significant auditor judgment and subjectivity to review impairment indicators based on Company operations and the nature of the intangible assets, which required significant audit effort.

/s/ Mac Accounting Group & CPAs, LLP

We have served as I-ON Digital Corp.’s auditor since 2024.

Midvale, Utah

April 10, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

I-ON Digital Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of I-ON Digital Corp. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of I-ON Digital Corp. as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $3,496,501 at December 31, 2023, had a working capital deficit of $707,969 at December 31, 2023, had a net loss of $805,138 for the year ended December 31, 2023, and net cash used in operating activities of approximately $498,834 for the year ended December 31, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Kreit & Chiu CPA LLP

We served as the Company’s auditor from 2019 to 2024.

New York, New York

June 6, 2024

I-ON Digital Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

ASSETS

Current assets:
Cash and cash equivalents	$270,095	$36,075
Prepaid expenses	12,783	109,764
Total current assets	282,878	145,839

Non-current assets:
Intangible assets, net	18,139,265	18,400,927

Total non-current assets	18,139,265	18,400,927

Total Assets	$18,422,143	$18,546,766

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued expenses	$92,559	$100,659
Accrued interest	660,000	79,589
Deferred revenue – related party	-	32,625
Due to related parties	1,336,639	167,909
Loans payable	550,000	473,026
Total current liabilities	2,639,198	853,808

Total liabilities	2,639,198	853,808

Commitments and contingencies

Stockholders’ Equity
Preferred stock Series A - $0.0001 par value; 6,000 shares designated; 5,403 shares and 4,600 shares issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Preferred stock Series A to be issued (0 and 803 shares as of December 31, 2024 and 2023, respectively)	-	176,342
Preferred stock Series C - $0.0001 par value; 910,000 shares designated; 745,000 shares and 910,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	74	91
Common stock - $0.0001 par value; 100,000,000 shares authorized; 31,106,234 and 27,410,234 shares issued and outstanding at December 31, 2024 and 2023, respectively	3,111	2,741
Additional paid-in-capital	21,186,274	21,010,285
Accumulated deficit	(5,406,514)	(3,496,501)
Total stockholders’ equity	15,782,945	17,692,958

Total Liabilities and Stockholders’ Equity	$18,422,143	$18,546,766

See accompanying notes to the consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023

Net sales – related party	$32,625	$97,875
Cost of sales	21,000	63,000
Gross profit	11,625	34,875

Operating expense:
Professional fees	574,049	388,540
General and administrative expenses	719,681	351,864
Total operating expenses	1,293,730	740,404

Income (loss) from continuing operations	(1,282,105)	(705,529)

Other income (expenses):
Interest expenses	(547,385)	(90,585)
Impairment loss	-	(8,199)
Loss on debt extinguishment	(110,000)	-
Gain on sale of intangible assets	3,795
Gain on exchange of intangible assets	25,682	-
Total other income (expenses), net	(627,908)	(98,784)

Income (loss) before income taxes	(1,910,013)	(804,313)

Provision for income taxes	-	825

Net income (loss)	$(1,910,013)	$(805,138)

Net income (loss), basic and diluted	$(0.07)	$(0.03)

Weighted average number of common shares, basic and diluted	27,410,234	26,053,473

See accompanying notes to the consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Year Ended December 31, 2024 and 2023

			Preferred Stock
	Common Stock		Series A		Series A to be issued		Series B		Series C		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	19,724,220	$1,972	-	$-	-	$-	-	$-	-	$-	$2,689,391	$(2,691,363)	$-

Issuance of preferred stock – series A	-	-	4,600	-	-	-	-	-	-	-	433,786	-	433,786
Distribution	-	-	-	-	-	-	-	-	-	-	(250,000)	-	(250,000)
Issuance of preferred stock – series B	-	-	-	-	-	-	6,000	1	-	-	35,713	-	35,714
Preferred stock series B conversion to common Stock	6,000,000	600	-	-	-	-	(6,000)	(1)	-	-	(599)	-	-
Common stock cancellation	(350)	-	-	-	-	-	-	-	-	-	-	-	-
Common stock issued for services	550,000	55	-	-	-	-	-	-	-	-	120,945	-	121,000
Common stock issued for intangible assets	1,136,364	114	-	-	-	-	-	-	-	-	249,886	-	250,000
Preferred stock to be issued	-	-	-	-	803	176,342	-	-	-	-	-	-	176,342
Issuance of warrants	-	-	-	-	-	-	-	-	-	-	87,970	-	87,970
Issuance of preferred stock – series C	-	-	-	-	-	-	-	-	910,000	91	17,643,193	-	17,643,284
Net loss	-	-	-	-	-	-	-	-	-	-	-	(805,138)	(805,138)

Balance at December 31, 2023	27,410,234	2,741	4,600	-	803	176,342	-	-	910,000	91	21,010,285	(3,496,501)	17,692,958

Issuance of preferred stock – series A	-	-	803	-	(803)	(176,342)	-	-	-		176,342	-	-
Common stock issued for cashless warrant exercise	396,000	40		-	-	-		-	-	-	(40)	-	-
Preferred stock series C conversion to common	3,300,000	330	-	-	-	-	-	-	(165,000)	(17)	(313)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,910,013)	(1,910,013)
Balance at December 31, 2024	31,106,234	$3,111	5,403	$-	-	$-	-	$-	745,000	$74	$21,186,274	$(5,406,514)	$15,782,945

See accompanying notes to the consolidated financial statements.

I-ON Digital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$(1,910,013)	$(805,138)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Impairment loss	-	8,199
Stock compensation	-	121,000
Amortization	170,714	63,000
Accretion of debt discount	76,974	10,996
Loss on debt extinguishment	110,000	-
Gain on sale of intangible assets	(3,795)	-
Gain on exchange of intangible assets	(25,682)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	96,981	(109,764)
Accrued expenses	(8,100)	100,659
Accrued interest	470,411	79,589
Deferred revenue – related party	(32,625)	32,625
Total net cash provided by (used in) operating activities	(1,055,135)	(498,834)

Cash flows from investing activities:
Proceeds from sale of intangible assets	120,425	-
Purchase of intangible assets	-	(578,842)
Total net cash provided by (used in) investing activities	120,425	(578,842)

Cash flows from financing activities:
Proceeds from loans payable	-	550,000
Proceeds from issuance of preferred stock Series A	-	433,786
Proceeds for preferred stock A to be issued	-	176,342
Proceeds from issuance of preferred stock Series B	-	35,714
Distribution per stock purchase agreement	-	(250,000)
Advances from related parties	1,351,104	167,909
Repayments to related parties	(182,374)	-
Total net cash provided by (used in) financing activities	1,168,730	1,113,751

Net increase (decrease) in cash and cash equivalents	234,020	36,075

Cash and cash equivalents, beginning of year	36,075	-

Cash and cash equivalents, end of year	$270,095	$36,075

Supplemental disclosure of cash flow information:
Continuing operations:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash flow information:
Stock issuance (preferred C) for company acquisition	$-	$17,643,284
Issuance of common stock for intangible assets	$-	$250,000
Issuance of Series A preferred stock	$176,342	$-
Series C preferred stock converted into common stock	$330	$-
Common stock issued for cashless warrant exercise	$40	$-

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

On December 15, 2023, the Company consummated its previously announced transaction contemplated by that certain Contribution and Exchange Agreement, dated as of October 30, 2023 (the “Contribution and Exchange Agreement”), by and between the Company and Orebits Acquisition Group (“OAG”), a Wyoming limited liability company and an entity owned and controlled by Carlos Montoya, the CEO and controlling shareholder, pursuant to which the Company acquired 910,000 shares of outstanding common stock of Orebits Corp. (“Orebits”), representing the 100% controlling interest in Orebits, in exchange for 910,000 shares of Series C Convertible Preferred Stock of the Company (“Series C Preferred Stock” and such transaction, the “Transaction”). As part of the Contribution and Exchange Agreement, upon and by virtue of the consummation of the Transaction, OAG transferred all its right, title and interest in and to approximately 9,700 Orebits AU certificates, which are gold-backed digital assets, to the Company, which at the time of consummation of the Transaction, had an estimated value of $17.6 million (see NOTE 5). The Transaction was accounted for as an acquisition of assets.

The acquisition of Orebits has had a significant impact on the Company’s consolidated balance sheets. Prior to consummation of the Transaction, Orebits carried only one asset – 9,700 Orebits AU certificates having a post-transaction value of $17.6 million. As a result of the acquisition, then, the value of the assets on the consolidated balance sheets increased by $17,643,284 and there was no increase in liabilities.

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

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since the Company, under the prior ownership group, sold-off all of its subsidiaries in September 2022. In addition, the Company has reported recurring losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2024, the Company believes that its investment in the development of ION Digital Hybrid Blockchain Platform will allow it to project and plan forward for a period of increasing revenues based on fee-driven digitization activities involving both closely held and third-party gold claims. The Company has recently concluded negotiations, resulting in multiple term sheets, that it recently anticipates executing, in the second quarter of 2025. Consummation of these transactions will be subject to successful completion efforts on the part of the Company.

The Company’s business prospects have changed since the new management took control of operations in January 2023. Since the new ownership took over the Company, management commenced new initiatives in technology development and acquisitions. Management currently intends to conduct one or more private placements during the balance of 2025 to raise up to $100 million. There can be no assurances that the Company will be successful in this or any of its endeavors. In addition, the Company is also funded by its related parties for its operations. It is expected that the related parties will continue funding the Company’s operations until we are able to raise capital or increase revenue to cover operating costs.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle: 1: Identify the contract with the customer; 2: Identify the performance obligations in the contract; 3: Determine the transaction price; 4: Allocate the transaction price to the performance obligations in the contract; and Step 5: Recognize revenue when the Company satisfies a performance obligation. See NOTE 6.

Cash and Cash Equivalents

The Company considers all money market funds and highly liquid financial investments with original maturities of three months or less when acquired to be cash equivalents. As of December 31, 2024 and 2023 we had no cash equivalents.

Intangible Assets

Intangible assets represent non-physical assets that lack a physical substance but have value. These assets are typically long-term in nature and can include items such as patents, trademarks, copyrights, digital assets, and software. When the Company acquires an intangible asset, it is recorded either at cost, fair value, or at historical cost. The fair value is used if the asset is acquired from an entity not under common control in a business combination, and the historical cost is used if the asset is acquired from an entity under common control. Intangible assets with a finite life are amortized using the straight-line method over their estimated useful lives.

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

Digital assets are accounted for as indefinite-lived intangible assets, therefore, they are not amortized, but are assessed for impairment annually, or upon a triggering event that indicates it is more likely than not that the indefinite-lived intangible asset is impaired.

Impairment Analysis for Long-lived Assets and Intangible Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB ASC 360, Property, Plant, and Equipment, FASB ASC 350, Intangibles, and FASB ASC 205 Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable or is less than fair value. If recoverability of an asset to be held and used is in question it is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations can involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including undiscounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Whenever the exchange-traded price of digital assets declines below its carrying value, the Company has determined that impairment exists and records impairment equal to the amount by which the carrying value exceeds the fair value. Once an intangible asset is impaired, the loss is not reversed if the fair value subsequently increases.

During the years ended December 31, 2024 and 2023 the Company recorded impairment losses on its long-lived assets and intangible assets of $0 and $8,199, respectively.

Earnings Per Share

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations. Basic earnings (loss) per share are computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The Company had the following common stock equivalents:

	December 31, 2024	December 31, 2023
Warrants convertible into common stock	-	550,000
Series A preferred stock convertible into 10,000 shares of common stock each	54,030,000	460,000
Series C preferred stock convertible into 20 shares of common stock each	14,900,000	18,200,000
Total common stock equivalents	68,930,000	19,210,000

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

The three levels of inputs are as follows:

Level 1 -	Quoted prices in active markets for identical assets or liabilities that the Company has an ability to access as of the measurement date.

Level 2 -	Inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the same term of the assets or liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 for the years ended December 31, 2024 and 2023.

Contingencies

Accounting guidance requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters require significant judgment. Many of these legal matters can take years to resolve. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash arising from its normal business activities. The Company has its cash in high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of December 31, 2024 and 2023 cash balances in excess of the FDIC limits were $20,095 and $0.

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

Segment Reporting

The Company operates as a single operating and reportable segment, a resource management expertise and services provider. Our Chief Executive Officer is our Chief Operating Decision Maker, (CODM) who evaluates performance and makes operating decisions about allocating resources (see NOTE 3).

Advertising

Costs associated with advertising and promotions are expensed as incurred.

Employee Stock-Based Compensation

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires public entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and details of how the CODM uses financial reporting to assess the performance of a segment. The Company adopted this pronouncement in 2024 and retrospectively to all prior periods using the significant segment expense categories identified. The impact of the adoption of the amendments in this update was not material to the Company’s financial position and results of operations, as the requirements impact only segment reporting disclosures in the footnotes to the Company’s financial statements.

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

NOTE 3. Segment Reporting

The Company operates as a single operating and reportable segment, providing resource management expertise and services. Our Chief Executive Officer, who serves as our Chief Operating Decision Maker, evaluates the Company’s financial performance and makes resource allocation decisions considering our one geographical area and on a consolidated basis. Accordingly, the CODM considers the revenue, operating expenses, and other income (expenses) of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expense or asset information that are supplemental to those disclosed in these consolidated financial statements that are regularly provided to the CODM.

NOTE 4. Prepaid Expenses

In August 2023, the Company signed an agreement with M2 Compliance LLC (“M2”) for M2 to provide EDGAR filing services for the Company. The term of the services was from August 19, 2023 to August 18, 2024 for an annual fee of $6,495, therefore during the year ended December 31, 2023 the Company amortized $2,436 (four and one half months) of the fee, with the remaining $4,059 being amortized during the year ended December 31, 2024. In August 2024, the Company paid $7,015 for the period from August 19, 2024 to August 18, 2025. The Company amortized $2,632 during the year ended December 31, 2024, leaving a remaining prepaid balance of $4,383 as of December 31, 2024.

Also in August 2023, the Company paid the annual fees to OTC Markets for two categories of services. The fee was $9,780 and the Company amortized $4,075 (five months) of the fee during the year ended December 31, 2023, with the remaining $5,705 being amortized during the year ended December 31, 2024. In October 2024, the Company paid the annual fee of $10,080 for the year from November 2024 to October 2025. The Company amortized $1,680 of the fee during the year ended December 31, 2024, leaving a remaining prepaid balance of $8,400 as of December 31, 2024.

In December 2023, the Company hired a consultant to work on the patents related to the token business operations and paid a $100,000 retainer for the services to be performed. As of December 31, 2024, the services performed by this contractor were completed and the prepayment of the $100,000 were applied to professional fees.

As of December 31, 2024, the balance of prepaid expenses was $12,783.

NOTE 5. Intangible Assets

As of December 31, 2024, the net book value of the intangible assets was $18,139,265, which was made up of the assets described below.

Software to be Sold, Leased, or Marketed

In March 2023 the Company paid, through OAG (a related party), $84,000 to Oktane Media, a Company owned by Ken Park, the Company’s Chief Marketing Officer, for Nodalium Channel Partnership Agreement & Transaction Costs, through which the Company obtained a certain license that allowed the Company to resell the license. The license fee covered one year. The asset was amortized over the twelve months starting in April 2023. The Company amortized $63,000 and $21,000 during the years ended December 31, 2023 and 2024, respectively. The asset was fully amortized as of December 31, 2024.

Internal-use Software

In January 2023, the Company entered into a service agreement with Nodalium, Inc. (“Nodalium”) through which Nodalium would provide workflow automation for the KYC and AML onboarding of gold reserves. The consideration for this project was $80,000. During the year ended December 31, 2024, the Company recognized amortization of $40,000 and the value of the assets was $40,000 as of December 31, 2024. Having participated in the planning and development of the Company’s Core Architectural Platform and Digital Asset Ecosystem, I-ON will further develop and expand upon the Nodalium technology by adding new AI and web3-based workflow management components that have been additionally developed by other technology partners like Instruxi Limited.

In March 2023, the Company signed an agreement with Instruxi Limited, through which Instruxi Limited was to build a technology stack for the tokenization of precious metal, mineral, and/or commodity asset rights for unextracted deposits. The technology stack allows the Company to provide specialist consultation, through its ION’s Digital Architecture & Hybrid Blockchain Platform. The Company paid $329,142 for this software. During the year ended December 31, 2024 the Company recognized amortization of $109,714 and the value of the assets was $219,428 as of December 31, 2024.

The Company expects to record amortization of $136,381 and $123,047 for the years ending December 31, 2025 and 2026, respectively.

Indefinite-lived Intangible Assets

In February 2023, ION Acquisition Corp., a company owned 100% by Carlos Montoya, the Company’s Chief Executive Officer and controlling stockholder, signed a purchase agreement with Nahla Jacobs and Nahla Saleh Jacobs Trust and Orebits Acquisition Group LLC, to purchase 180 Orebits AU Certificates, valued at $335,700. ION Acquisition Corp. paid $85,700 in cash and issued 1,136,364 shares of its common stock for the transaction. ION Acquisition Corp. then contributed the 180 Orebits AU Certificates to the Company. In October 2023, the Company assessed the value of the Orebits AU Certificates and determined there was an impairment of $8,199, reducing the asset value to $327,501 as of December 31, 2023.

In December 2023, the Company obtained 9,699.7082 Orebits AU Certificates through the acquisition of Orebits as a result of the Contribution and Exchange Agreement with OAG, an entity owned and controlled by Carlos Montoya, CEO (see NOTE 1). Pursuant to the agreement, I-ON Digital Corp. issued 910,000 shares of Series C Preferred Stock in exchange for Orebits’ 100% ownership of 910,000 Orebits’ shares. The Company, having independently built the underlying ION Digital Hybrid Blockchain & Workflow Platform in anticipation of onboarding the Orebits AU certificates as a Gold Backed Digital Asset, recorded the 9,699.7082 Orebits AU Certificates at $17,643,284 ($1,818.95 per Orebits AU Certificate).

In July 2024, the Company sold 50 units of the Orebits AU Certificates in exchange for 2 units of Bitcoin (“BTC”). The selling price was $116,630 based on the value of BTC on the date of sale, and the carrying value of the 50 Orebits AU Certificates was $90,948, so the gain on exchange of the intangible assets was $25,682. On September 30, 2024, the Company sold the 2 units of BTC for cash of $120,425, which was the BTC selling price on the date of sale, resulting in a gain on sale of intangible assets of $3,795.

The Orebits AU Certificates have been determined to have an indefinite life, therefore no amortization has been recognized, instead the asset is evaluated for impairment in accordance with the Company’s policy for such. During the year ended December 31, 2024 no impairment was recognized, therefore as of December 31, 2024, the value of the indefinite-lived intangible assets were $17,879,837. As of December 31, 2024 489 Orebits AU Certificates were pledged as collateral for the Company’s loans payable (see NOTE 7).

NOTE 6. Related-Party Transactions

In January 2023, the Company entered into a Series A Preferred Stock Purchase Agreement with I-ON Acquisition Corp. (“IAC”), a company owned by Carlos Montoya, the Company’s Chief Executive Officer and therefore a related party, pursuant to which IAC received 3,600 shares of the Company’s Series A Preferred Stock (“Series A Preferred Stock”) for consideration of $214,286 (see NOTE 8). The 3,600 shares of Series A Preferred Stock were subsequently distributed to IAC’s sole stockholder Carlos Montoya, the Company’s Chief Executive Officer.

During 2023, the Company received $176,342 from IAC as consideration to acquire 803 shares of Series A Preferred Stock. The shares were issued during the year ended December 31, 2024 (see NOTE 8).

As described in NOTE 5 the Company purchased certain intangible assets from related parties.

Through an entity controlled by Carlos Montoya, the Company’s CEO and controlling stockholder, Mr. Montoya currently pays substantially all the expenses for the Company’s operations and certain capital expenditures. For the years ended December 31, 2024 and 2023, the related party deposited cash into the Company and/or paid Company expenses of $1,168,730 and $167,909, respectively. These advances from the related party are repayable by the Company, unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances. As of December 31, 2024 and 2023, the balance due to the related party was $1,336,639 and $167,909, respectively.

During the year ended December 31, 2024, the Company, on behalf of one of its related parties, Oktane Media LLC (“Oktane”), owned by the Company’s Chief Marketing Officer, conducted the payroll process for Oktane. The Company paid Oktane’s employee payroll, payroll taxes and employee benefits in the amount of $182,373. The Company got reimbursed the same amount from Oktane during the year ended December 31, 2024, therefore no amounts were due to, or from, the related party at December 31, 2024.

On March 30, 2023, the Company sub-leased its Enterprise Workflow/Intelligent Automation Platform, as allowed under a relicensing provision within that certain master software license agreement, to I-ON Acquisition Corp., an entity owned by Carlos Montoya, the Company’s Chief Executive Officer, for annual fees of $130,500. The Company received the full amount at contract inception and recorded it as deferred revenue, to be recognized into revenue over the twelve-month licensing period starting in April 2023, as the Company’s single performance obligation was to allow I-ON Acquisition Corp. to utilize the software during the license period. The Company recognized revenue of $32,625 and $97,875 for the years ended December 31, 2024 and 2023, respectively.

NOTE 7. Loans Payable

In November 2023, the Company issued promissory notes in the amount of $550,000, with a maturity date at the earlier of one year or 30 days from the closing date of a registered security token offering which was a planned offering yet to be approved by the Securities and Exchange Commission. The promissory notes had an effective (bonus) interest rate of 100% of the note principal, therefore the Company was recording interest of $550,000 ratably over the term of the promissory notes. In addition, the Company issued 550,000 warrants to purchase shares of common stock to the holders of the promissory notes as additional consideration (see NOTE 8). The value of the warrants was $87,970, which was recorded as a debt discount and increase to additional paid in capital at note inception. Further, as additional consideration, upon the closing date of an ION Digital Registered Security Token Offering, the Company would be required to issue Registered Tokens, which would be derived from the Offering, at the sum of which was to be equal to two and one-half times the principal of the promissory notes. Said tokens, all or in part, were to be convertible into the Company’s common stock at a 20% discount to the prevailing bid price on the date that the lender issues to the Company a notice of conversion.

Effective November 1, 2024, all promissory notes were amended to extend the maturity date to June 30, 2025 and the Company was responsible to pay an additional interest amount that was 10% of the total amount due at the time of amendment, or $110,000. The Company accounted for this modification as a debt extinguishment, therefore this additional cost of financing was recorded as a loss on debt extinguishment during the year ending December 31, 2024. In conjunction with the amendment, the Company pledged 489 of their Orebits AU Certificates as collateral for the loans (see NOTE 5). Further, the Company assigned the obligation for the issuance of any Registered Tokens to a related party and the holders of the promissory notes released the Company from such obligation recorded in the original promissory notes.

For the year ended December 31, 2024, the Company amortized debt discount of $76,974 into interest expense and as of December 31, 2024 the balance of the debt discount remaining was $0 and the loans payable balance was $550,000.

For the year ended December 31, 2024, the Company recorded interest expense of $470,411 and as of December 31, 2024 the interest accrued balance was $660,000.

NOTE 8. Stockholders’ Equity

Series A Preferred Stock

In September 2022, the Company established the Series A Preferred Stock. The authorized number of shares of Series A Preferred Stock is six thousand (6,000). Each share has a par value of $0.0001. Each share of Series A Preferred Stock is convertible into Ten Thousand (10,000) shares of Common Stock and were entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate of one hundred (100) votes per share of Series A Preferred Stock, which was changed with an amendment on August 22, 2024 to ten thousand (10,000) votes per share of Series A Preferred Stock.

In January 2023, pursuant to a certain purchase agreement, the Company issued 3,600 shares of Series A Preferred Stock for $214,286 cash consideration to I-ON Acquisition Corp., a related party (see NOTE 6).

In May 2023, the Company issued 1,000 shares of Series A Preferred Stock for the value of $219,500.

In May and June 2023, the Company received $100,000 and $71,342, respectively, for Series A preferred stock to be issued to IAC, a related party (see NOTE 6). The total of $171,342 was recorded as a liability because if the Company was not able to issue the stock, the funds would be returned. In September 2023, the Company decided to issue the stock and the total amount of $171,342 was reclassified to stock to be issued. In August 2023, the Company received an additional $5,000 from IAC for the stock to be issued. As of December 31, 2023, the total shares of Series A preferred stock to be issued was 803 recorded at a value of $176,342.

During the year ending December 31, 2024, the Company recorded the issuance of their Series A Preferred Stock therefore increasing their Series A shares by 803 and reclassifying the value of $176,342 from Series A Preferred Stock to be issued to additional paid-in capital.

As of December 31, 2024 there were 5,403 Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

In September 2022, the Company established a series of preferred stock known as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The authorized number of shares of Series B Preferred Stock is six thousand (6,000) with a par value of $0.0001. Each share of Series B Preferred Stock is convertible into one thousand (1,000) shares of Common Stock and is entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate of one thousand (1,000) votes per share of Series B Preferred Stock.

In January 2023, the Company issued 6,000 shares of Series B Preferred Sock according to a Contribution Agreement with certain Purchasers (the “Purchasers”) pursuant to which the Purchasers agreed to purchase 6,000 shares of Series B Preferred Stock for the consideration of cash $35,714.

Also in January 2023, all 6,000 issued and outstanding shares of Series B Preferred Stock were converted into 6,000,000 shares of Common Stock.

During the year ending December 31, 2024, there were no Series B Preferred Stock transactions and as of December 31, 2024 there were no Series B Preferred Stock issued and outstanding.

Series C Preferred Stock

In December 2023, the Company established the Series C Preferred Stock. The authorized number of shares of Series C Preferred Stock is 910,000 with a par value of $0.0001 per share. Each share of Series C Preferred Stock is convertible into twenty (20) shares of Common Stock and was entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate one (1) vote per share of Series C Preferred Stock. Subsequent to December 31, 2024 (see NOTE 10) the Company amended their Certificate of Designation for the Series C Preferred Stock and allow each share of Series C Preferred Stock to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate twenty (20) votes per share of Series C Preferred Stock.

In December 2023, the Company issued 910,000 shares of Series C Preferred Stock in exchange for 910,000 shares of Orebits (see NOTE 1).

In December 2024, at the request of the Series C Preferred stockholders, the Company converted 165,000 shares of the Series C Preferred Stock to 3,300,000 shares of Common Stock.

Common Stock

In January 2023, the Company issued 6,000,000 shares of Common Stock in exchange for 6,000 shares of Series B Preferred Stock and cancelled 350 shares of Common Stock issued to a stockholder.

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

In November 2024, the Company issued 396,000 shares of Common Stock for a cashless warrant exercise.

In December 2024, the Company issued 3,300,000 shares of Common Stock in exchange for 165,000 shares of Series B Preferred Stock.

As of December 31, 2024, the Company had 31,106,234 shares of Common Stock issued and outstanding.

Warrants

In November 2023, the Company issued 550,000 warrants to purchase shares of Common Stock to the Holders of Promissory Notes as additional consideration for the loans (see NOTE 7). Pursuant to the underlying loan agreements, the warrant holders could purchase shares of Common Stock at the price of $0.07 per share. The total value of the warrants was $87,970 and the warrants were to expire on the maturity dates of the promissory notes.

On November 1, 2024, 550,000 warrants were given up in a cashless exercise in exchange for 396,000 shares of Common Stock.

As of December 31, 2024 there were no warrants issued or outstanding.

NOTE 9. Income Taxes

The Company had a net operating loss carryforward for tax purposes totaling $1,910,013 and $805,138, respectively, at December 31, 2024 and 2023.

According to current tax laws, the losses can be carried forward indefinitely.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Net operating loss carryforward	$(1,910,013)	$(805,138)
Effective tax rate	21%	21%
Deferred tax asset	401,103	167,079
Less: Valuation allowance	(401,103)	(167,079)
Net deferred asset	$-	$-

NOTE 10. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were available to be issued and determined that the following subsequent events occurred.

On January 5, 2025, the Company amended its Amended and Restated Certificate of Incorporation of the Company to create a new series of Preferred Stock entitled “Series E Convertible Preferred Stock” (“Series E Preferred Stock”). The Series E Preferred Stock is convertible at any time into shares of Common Stock at the rate of 500 shares of Common Stock for each share of Series E Preferred Stock. The Series E Preferred Stock votes on an as-converted basis, i.e. each share of Series E Preferred Stock is entitled to 500 votes on all matters submitted to a vote of stockholders;

Effective January 17, 2025, the Company further amended its Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 250,000,000; and

Effective February 25, 2025 the Company amended its Certificate of Designation for the Series C Convertible Preferred Stock to allow each share of Series C Preferred Stock to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate twenty (20) votes per share of Series C Preferred Stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective June 18, 2024, the Company dismissed Kreit & Chiu CPA LLP (“Kreit & Chiu”) as the Company’s independent registered public accounting firm. Also on June 18, 2024, following the dismissal of Kreit & Chiu, the Company, with the approval of its Audit Committee, appointed MAC Accounting Group & CPAs, LLP (“MAC”) as its independent registered public accounting firm.

The reports of Kreit & Chiu on the Company’s financial statements for the completed fiscal years ended December 31, 2023 and 2022 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s completed fiscal years ended December 31, 2023 and 2022 and the subsequent interim period through the date of Kreit & Chiu’s dismissal, there were no disagreements between the Company and Kreit & Chiu on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Kreit & Chiu, would have caused Kreit & Chiu to make reference to the subject matter of the disagreements in connection with its audit reports on the Company’s financial statements. During the Company’s fiscal years ended December 31, 2023 and 2022 and the subsequent interim period through the date of dismissal, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

During the Company’s completed fiscal years ended December 31, 2023 and 2022 and the subsequent interim period through the date of appointment of MAC, neither the Company nor anyone on behalf of the Company consulted with MAC regarding (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements as to which the Company received a written report or oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or (b) any matter that was the subject of a disagreement or a reportable event as defined in Items 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

As of December 31, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, we have concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company is in the process of strengthening its disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation, with the participation of our CEO, of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2024 due to the following identified material weaknesses:

-	Our control environment is inadequate. Specifically, there are no risk assessment, information or communication, or monitoring processes in place. Additionally, corporate governance is inadequate as a result of limited resources and oversight and the Company lacks policies that require formal written approval for related party transactions.

-	The Company has inadequate control activities or formal accounting policies and procedures. Specifically, the Company lacks segregation of duties or adequate levels of supervision and review, there is a lack of information technology controls, and there are limited accounting resources with the appropriate knowledge of U.S. generally accepted accounting principles or SEC experience to ensure the financial reporting is free from material misstatements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Item 9B. Other Information

Insider Trading Arrangements and Related Disclosure

During the year ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Position

Carlos X. Montoya	66	Chairman, CEO, President

Brad Hoffman	53	Director, Chairman of the Audit Committee, IT Committee Member

Steve Aust	66	Director, Audit Committee Member

Ken Park	57	Chief Marketing Officer, Director, Audit Committee Member, Chairman of the IT Committee

Carlos X. Montoyais our CEO, President and Chairman of the Board, positions he has held since 2023. Mr. Montoya is the former President and CEO of Republic Bank of Chicago, is the Founder and Managing Member of Tall Ship Resource Development LLC and its affiliate, Tall Ship Partners Fund, LLC. Each is engaged in the development of U.S. and global markets, product & service enhancements, and expanded asset circulation opportunities for the ION.au Gold-backed Digital Asset. Mr. Montoya also serves as the manager and founder of MCM Advisors, LLC, a Bank and Financial Service-Bureau platform specializing in institutional level Banking, Capital and Strategic Advisory services. MCM is recognized for achieving several marketplace firsts in establishing an institutional-level Financial Ecosystem for the Orebits Digital Asset, incorporating a highly-secure distributed ledger platform with global custody and treasury management services enabled by a blockchain interface for institutional level transaction capture, monitoring and reporting.

Brad Hoffman is a director on our Board, a position he has held since 2023. Mr. Hoffman has spent over 30 years in the business finance world. He has worked with many distinguished companies, such as HH&A, IHRS, Dubrow Kavanaugh Capital, Ashford Capital, Galen Capital Corp., and Drawbridge Special Opportunities and Assets Fund, with his knowledge and history of creating and executing transactions for technology, healthcare, entertainment, and energy industries. He holds business finance/management degrees from UCLA and Pepperdine University, Mr. Hoffman represents an invaluable asset to I-ON’s Board.

Steve Aust is a director on our Board, a position he has held since 2023. Mr. Aust has two decades of experience in venture capital and energy solutions. He has raised over $100 million in venture capital for a variety of businesses across multiple industries, including Video Home Shopping Network, Vision Quest, and 2Extreme Sports – taking them public through successful IPOs. Since 2011, Mr. Aust has also served as President of VRDT Corporation. Mr. Aust is a graduate of Southern Oregon University. With his experience in direct sales, M&A, marketing, and technology strategy, Mr. Aust is a multi-faceted addition to I-ON’s Board.

Ken Park is our Chief Marketing Officer (“CMO”) and a director. He became a director in 2023 and our CMO in 2024. Mr. Park has a 25-year track record of delivering digital strategies to major consumer brands, such as Adobe, Atlantic Records, Grey Healthcare, and the NHL, among many others. He founded two action sports companies in his early twenties and earned acclaim as a world-ranked professional skateboarder, traveling the world for the sport in the late 80s and early 90s. He also launched HyperCD®, a patented technology that delivered encrypted, HD video streaming over low-speed internet connections before the proliferation of broadband. In addition to his success with Oktane Media, Mr. Park led marketing and helped launch the world’s first gold digitization company, Orebits, LLC. Mr. Park was featured alongside Guy Kawasaki, Christos Cotsakos, and Anita Roddick in “Entrepreneurial Marketing: Real Stories & Survival Strategies”. Mr. Park earned his degree at San Diego State University and remains an authoritative voice in today’s marketing technology industry.

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

Board Governance and Committee Composition

Mr. Montoya serves as our Chairman of the Board and CEO. Our Board of Directors has determined that all of the members of our Board of Directors other than Mr. Montoya and Mr. Ken Park, Chief Marketing Officer, are “independent” under the definition of “Independent Director” contained in Nasdaq Rule 5605.

Our Board of Directors has an Audit Committee but does not have a Nominating Committee or Compensation Committee. The Audit Committee does not have a charter and does not have an Audit Committee Financial Expert. We do not have a Compensation Committee because no director or executive officer receives compensation for their service to the Company. We do not maintain a Nominating and Corporate Governance Committee primarily given the size the Board and its ability to manage the functions of nominating and adding members to the Board as needed.

Our Board met 13 times in 2024 and the Audit Committee met one time in 2024. None of the directors attended less than 75% of those meetings in the aggregate.

Insider Trading Policy

The Company adopted the I-ON Digital, Inc. Insider Trading Policy (the “Trading Policy”) in April 2024, which it included as Exhibit 19.1 filed with its Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The Trading Policy is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. The Trading Policy applies to all directors, officers and employees of the Company and covers any and all transactions in the Company’s securities.

Item 11. Executive Compensation

The following tables list the compensation of the Company’s principal executive officers for the years ended December 31, 2024 and 2023. The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Option Awards	All Other Comp. ($)	Total ($)
Carlos X. Montoya,	2024	-	-	-	-
Director; Principal Executive Officer and Principal Financial Officer, President (1)	2023	-	-	-	-

Ken Park,	2024	-	-	-	-
Director, Chief Marketing Officer (2)	2023	-	-	-	-

(1) Appointed February 1, 2023.

(2) Appointed May 12, 2023.

Pay versus Performance

The Company is not providing any information on pay versus performance because no executive officers received any compensation in 2024.

Compensation of Directors

None of the directors received compensation in 2024.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through to date.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during periods ended December 31, 2024 and December 31, 2023 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation Arrangements with Executive Management

There were no compensation contracts for any of the executives of the Company at the end of December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of the date of this Annual Report, the beneficial ownership of Common Stock for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (3) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock. As of March 25, 2025, there were 31,106,234 shares of Common Stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership (2)		Percent of Class (3)	Percent of Voting Power (4)
Officers and Directors
Carlos X. Montoya	Common Stock	59,319,660	(5)	65.60%	59.30%
Ken Park	Common Stock	1,000,000		3.2%	1.00%
Directors and Officers as a Group, 2 persons (5)	Common Stock	60,319,660	(5)	66.71%	60.30%
Principal Stockholders
Orebits Acquisition Group (6)	Common Stock	11,949,660		27.75%	11.95%
I-ON Digital Acquisition Corp (7)	Common Stock	9,820,000		23.99%	9.82%
Rod Smith (8)	Common Stock	3,660,000		10.53%	3.66%
MC-ALX Corp. NFP (9)	Common Stock	2,544,840		8.18%	2.54%
Progressive Media Group, Inc (10)	Common Stock	2,000,000		6.43%	2.00%
FX Group Inc. (11)	Common Stock	2,000,000		6.43%	2.00%

(1) The address for all officers, directors and beneficial owners is 1244 N. Stone Street, Unit #3, Chicago, Illinois 60610, unless otherwise noted.

(2) The nature of the beneficial ownership is direct unless otherwise noted.

(3) Where the class of shares held are convertible, the percentages represent the as-converted number of shares of common stock as a percentage of that number of shares plus the number of shares of common stock held as of the date specified.

(4) Where the class of shares held are convertible, the percentage of voting power represents the voting power held by those shares on a post-conversion basis relative to the voting power associated with the shares of common stock outstanding as of the date specified combined with the voting power held by such shares as converted.

(5) Amount includes 37,550,000 and 9,820,000 shares of Common Stock underlying the conversion of 3,755 and 982 shares of Series A Preferred Stock which is convertible into Common Stock at the rate of ten thousand (10,000) per share, held by Mr. Montoya and I-ON Digital Acquisition Corp., respectively, over which Mr. Montoya holds voting and dispositive control. Amount also includes 11,949,660 shares of Common Stock underlying the conversion of 597,483 shares of Series C Preferred Stock which is convertible into Common Stock at a rate of twenty (20) per share, held by Orebits Acquisition Group, which Mr. Montoya holds voting and dispositive control.

(6) Amount includes 11,949,660 shares of Common Stock underlying the conversion of 597,483 shares of Series C Preferred Stock which is convertible into Common Stock at a rate of twenty (20) per share, held by Orebits Acquisition Group.

(7) Amount includes 9,820,000 shares of Common Stock underlying the conversion of 982 shares of Series A Preferred Stock which is convertible into Common Stock at the rate of ten thousand (10,000) per share, held by I-ON Digital Acquisition Corp.

(8) Rod Smith, a former Corporate Secretary, otherwise unaffiliated, has an address of 7090 East 13830 North, Spring City, Utah, 84662. Amount includes 3,660,000 shares of Common Stock underlying the conversion of 366 shares of Series A Preferred Stock which is convertible into Common Stock at the rate of ten thousand (10,000) per share.

(9) MC-ALX Corp. NFP, a private investment group that is unaffiliated with the Company has an address of 1941 Ridgeland Ave, Unit 1F, Berwyn, Illinois, 60402.

(10) Progressive Media Group Inc., a private investment group that is unaffiliated with the Company has an address of 232 Long Way, Brunswick, Georgia, 31523.

(11) FX Group Inc., a private investment group that is unaffiliated with the Company has an address of 68 Mc Cue Lane, Babylon, New York, 11702.

Delinquent Section 16(a) Reports

The officers and directors of the company previously did not realize that the company has a share class of stock registered under section 12(g) of the Securities Act. Accordingly, the executive officers and directors did not previously file ownership reports as required under section 16(a) of the Exchange Act. The table below sets forth by form type, the number of times each officer and director who was delinquent in fling an ownership report pursuant to section 16(a) of the Exchange Act.

	Delinquent Form Type and Number of Times Delinquent
Director/Officer	Form 3	Form 4	Form 5
Carlos Montoya CEO/Director	1
Ken Park Director and Chief Marketing Officer	1
Brad Hoffman Director	1
Steve Aust Director	1

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related-Party Transactions

In January 2023, the Company entered into a Series A Preferred Stock Purchase Agreement with I-ON Acquisition Corp. (“IAC”), a company owned by Carlos Montoya, the Company’s Chief Executive Officer and therefore a related party, pursuant to which IAC received 3,600 shares of the Company’s Series A Preferred Stock for consideration of $214,286. The 3,600 shares of Series A Preferred Stock were subsequently distributed to IAC’s sole stockholder Carlos Montoya, the Company’s Chief Executive Officer.

In March 2023 the Company paid, through OAG (a related party), $84,000 to Oktane Media, a Company owned by Ken Park, the Company’s Chief Marketing Officer, for Nodalium Channel Partnership Agreement & Transaction Costs, through which the Company obtained a certain license that allowed the Company to resell the license. The license fee covered one year.

In February 2023, IAC signed a purchase agreement with Nahla Jacobs and Nahla Saleh Jacobs Trust and Orebits Acquisition Group LLC, to purchase 180 Orebits.AU Gold Backed Digital Assets, valued at $335,700. IAC paid $85,700 in cash and issued 1,136,364 shares of its common stock for the transaction. IAC then contributed the 180 Orebits.AU Gold Backed Digital Assets to the Company. In October 2023, the Company assessed the value of the Orebits.AU Gold Backed Digital Assets and determined there was an impairment of $8,199, reducing the asset value to $327,501 as of December 31, 2023.

On April 13, 2023, the Company sold a total of 803 shares of Series A Convertible Preferred Stock to IAC, which is owned 100% by Carlos Montoya, for $176,342.

In December 2023, the Company obtained 9,699.7082 Orebits.AU Gold Backed Digital Assets through the acquisition of Orebits Corp. (“Orebits”) as a result of the Contribution and Exchange Agreement with OAG, an entity owned and controlled by Carlos Montoya, CEO. Pursuant to the agreement, the Company issued 910,000 shares of Series C Preferred Stock in exchange for Orebits 100% ownership of 910,000 shares of Orebits common stock. The Company, having independently built the underlying ION Digital Hybrid Blockchain & Workflow Platform in anticipation of onboarding the Orebits AU certificates as a Gold Backed Digital Asset, recorded the 9,699.7082 Orebits.AU Gold Backed Digital Assets at $17,643,284 ($1,818.95 per Orebits AU Gold Backed Digital Asset).

Through an entity controlled by Carlos Montoya, Mr. Montoya currently pays substantially all the expenses for the Company’s operations and certain capital expenditures. For the years ended December 31, 2024 and 2023, the related party deposited cash into the Company and/or paid Company expenses of $1,168,730 and $167,909, respectively. These advances from the related party are repayable by the Company, unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances. As of December 31, 2024 and 2023, the balance due to the related party was $1,336,639 and $167,909, respectively.

During the year ended December 31, 2024, the Company, on behalf of one of its related parties, Oktane Media LLC, (Oktane), an entity owned by the Company’s Chief Marketing Officer, conducted the payroll process for Oktane. The Company paid Oktane’s employee payroll, payroll taxes and employee benefits in the amount of $182,373. The Company got reimbursed the same amount from Oktane during the year ended December 31, 2024, therefore no amounts were due to, or from, the related party at December 31, 2024.

During the year ended December 31, 2023, the Company received $176,342 for the issuance of 803 shares Series A Preferred Stock to its related party I-ON Acquisition Corp. The Company recorded the issuance of 803 shares of Series A Preferred Stock before the end of 2024.

On March 30, 2023, the Company sub-leased its Enterprise Workflow/Intelligent Automation Platform, as allowed under a relicensing provision within that certain master software license agreement, to I-ON Acquisition Corp., an entity owned by Carlos Montoya, the Company’s Chief Executive Officer, for annual fees of $130,500. The Company received the full amount at contract inception and recorded it as deferred revenue, to be recognized into revenue over the twelve-month licensing period starting in April 2023, as the Company’s single performance obligation was to allow I-ON Acquisition Corp. to utilize the software during the license period. The Company recognized revenue of $32,625 and $97,875 for the years ended December 31, 2024 and 2023, respectively.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, in connection with the audit of our financial statements for the years ended December 31, 2024 and 2023, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit fees	$93,000	$104,690
Audit-related fees	-	-
Tax fees	-	7,175
All other fees	-	-
Total	$93,000	$111,865

During 2023, our Board of Directors, performing the duties of an audit committee, and in 2024, the Audit Committee, reviewed all audit and non-audit related fees. The Board, acting as an audit committee, and during 2024 the Audit Committee, pre-approved all audit related services for the years ended December 31, 2024 and 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Number	Description
2.1	Agreement of Merger and Plan of Reorganization among Evans Brewing Company, Inc., I-ON Digital Corp., I-ON Acquisition Corp. and I-on Digital, Ltd. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 26, 2017, and incorporated herein by reference)

2.2	Sell-Off Agreement among Evans Brewing Company, Inc., Michael J. Rapport Trust, Evans Brewing Company, Inc. and EBC Public House, Inc. (previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2018, and incorporated herein by reference)

3.1	Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on July 3, 2013, and incorporated herein by reference)

3.2	Certificate of Amendment of Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on April 22, 2014, and incorporated herein by reference)

3.3	Certificate of Amendment of Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2015, and incorporated herein by reference)

3.4	Certificate of Amendment of Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2018, and incorporated herein by reference)

3.5	Certificate of Amendment of Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2019, and incorporated herein by reference)

3.6	By-laws of the Company (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on July 3, 2013, and incorporated herein by reference)

4.2	Certificate of Designation of Rights and Preferences for Series A Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2015, and incorporated herein by reference)

4.3	Convertible Note Debenture in favor of Peak One Opportunity Fund, L.P., due August 13, 2021 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

4.4	Common Stock Purchase Warrant of Peak One Opportunity Fund, L.P. (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

10.1	Securities Purchase Agreement between the Company and Peak One Opportunity Fund, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

10.2	Equity Purchase Agreement between the Company and Peak One Opportunity Fund, L.P. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

10.3	Registration Rights Agreement between the Company and Peak One Opportunity Fund, L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

10.4	Agreement of Merger and Plan of Reorganization (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2021, and incorporated herein by reference)

10.5	Amendment No. 1 to Agreement and Plan of Merger and Reorganization (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2021, and incorporated herein by reference)

10.6	Amendment No. 2 to Agreement and Plan of Merger and Reorganization (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2021, and incorporated herein by reference)

10.6	Series A Preferred Securities Purchase Agreement, dated as of September 28 2022 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

10.7	Series B Preferred Securities Contribution Agreement, dated as of September 28 2022 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

10.8	Promissory Note dated September 28, 2012 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

10.9	Stock Pledge and Escrow Agreement dated September 28, 2022 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

10.10	Equity Transfer Agreement among I-ON Digital Corp., I-On Communications Co., Ltd. and JFJ Digital Corp. (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

14.1	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed on September 27, 2017, and incorporated herein by reference)

19.1	Insider Trading Policy (previously filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and filed on June 6, 2024 and incorporated herein by reference)

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Furnished herewith.

** Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2025

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

Signature	Title	Date
/s/ Carlos X. Montoya	Chief Executive Officer	April 10, 2025
Carlos X. Montoya

/s/ Brad Hoffman	Director	April 10, 2025
Brad Hoffman

/s/ Steve Aust	Director	April 10, 2025
Steve Aust

/s/ Ken Park	Director	April 10, 2025
Ken Park

