Form 10-Q
period 2025-03-31
I-ON Digital Corp.
filed 2025-05-14
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 13, 2025, I-ON Digital Corp. had 31,106,234 shares of common stock, par value $0.0001 per share, outstanding.

I-ON Digital Corp.

Part 1 – Financial Information

Item 1. Financial Statements

I-ON Digital Corp.

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$189,420	$270,095
Prepaid expenses	17,034	12,783
Total current assets	206,454	282,878

Non-current assets:
Intangible assets, net	18,105,170	18,139,265

Total non-current assets	18,105,170	18,139,265

Total Assets	$18,311,624	$18,422,143

Liabilities and Stockholders’ Equity

Current liabilities
Accrued expenses	$106,626	$92,559
Accrued interest	660,000	660,000
Deferred revenue – related party	-	-
Due to related parties	1,560,462	1,336,639
Loans payable	550,000	550,000
Total current liabilities	2,877,088	2,639,198

Total liabilities	2,877,088	2,639,198

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock - $0.0001 par value; 5,000,000 shares authorized
Preferred stock Series A - $0.0001 par value; 6,000 shares designated; 5,403 shares issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Preferred stock Series C - $0.0001 par value; 910,000 shares designated; 745,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	74	74
Common stock - $0.0001 par value; authorized 250,000,000 shares; 31,106,234 shares issued and outstanding at March 31, 2025 and December 31, 2024	3,111	3,111
Additional paid-in-capital	21,186,274	21,186,274
Accumulated deficit	(5,754,923)	(5,406,514)
Total stockholders’ equity	15,434,536	15,782,945

Total Liabilities and Stockholders’ Equity	$18,311,624	$18,422,143

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31 2024

Net sales – related party	$-	$32,625
Cost of sales	-	21,000
Gross profit	-	11,625

Operating expenses
Professional fees	172,914	53,000
General and administrative expenses	175,495	93,428
Total operating expenses	348,409	146,428

Income (loss) from operations	(348,409)	(134,803)

Other income (expense)
Interest expenses	-	(159,116)
Income (loss) before income taxes	(348,409)	(293,919)

Provision for income taxes	-	-

Net income (loss)	$(348,409)	$(293,919)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	31,106,234	27,410,234

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

			Preferred Stock						Additional		Total Company
	Common Stock		Series A		Series A to be issued		Series C		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2023	27,410,234	$2,741	4,600	$-	803	$176,342	910,000	$91	$21,010,285	$(3,496,501)	$17,692,958

Net income (loss)	-	-	-	-	-	-	-	-	-	(293,919)	(293,919)

Balance at March 31, 2024	27,410,234	$2,741	4,600	$-	803	$176,342	910,000	$91	$21,010,285	$(3,790,420)	$17,399,039

Balance at December 31, 2024	31,106,234	$3,111	5,403	$-	-	$-	745,000	$74	$21,186,274	$(5,406,514)	$15,782,945

Net income (loss)	-	-	-	-	-	-	-	-	-	(348,409)	(348,409)

Balance at March 31, 2025	31,106,234	$3,111	5,403	$-	-	$-	745,000	$74	$21,186,274	$(5,754,923)	$15,434,536

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Cash flows from operating activities:
Net income (loss)	$(348,409)	$(293,919)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization	34,095	21,000
Accretion of debt discount	-	21,992
Changes in assets and liabilities
Prepaid expenses	(4,251)	4,069
Other current assets	-	(5,500)
Accrued expenses	14,067	33,218
Accrued interest	-	137,123
Deferred revenue – related party	-	(32,625)
Due to related party	17,036	-
Total net cash provided by (used in) operating activities	(287,462)	(114,642)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Advances from related parties	206,787	80,311
Total net cash provided by (used in) financing activities	206,787	80,311

Net increase (decrease) in cash and cash equivalents	(80,675)	(34,331)

Cash and cash equivalents, beginning of period	270,095	36,075

Cash and cash equivalents, end of period	$189,420	$1,744

Supplemental disclosure of cash flow information:
Continuing operations:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2025

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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2025 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024.

Basis of Consolidation

The consolidated financial statements include the accounts of I-On Digital Corp. and its wholly owned subsidiary Orebits Corp, (collectively, the Company). All significant intercompany transactions and balances have been eliminated in consolidation. Subsidiaries are entities over which the Company has control, typically through a majority voting interest. The Company consolidates entities in which it holds a controlling financial interest, as defined by Accounting Standards Codification (ASC) 810, Consolidation. Investments in entities where the Company does not have control but has significant influence are accounted for under the equity method.

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

As of March 31, 2025, the Company believes that its investment in the development of ION Digital Hybrid Blockchain Platform will allow it to project and plan forward for a period of increasing revenues based on fee-driven digitization activities involving both closely held and third-party gold claims. The Company has recently concluded negotiations, resulting in multiple term sheets, that it anticipates executing in the second quarter of 2025. Consummation of these transactions will be subject to successful completion efforts on the part of the Company.

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

Cash and Cash Equivalents

The Company considers all money market funds and highly liquid financial investments with maturities of three months or less when acquired to be cash equivalents. As of March 31, 2025 and December 31, 2024 there were no cash equivalents.

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

Earnings Per Share

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations. Basic earnings (loss) per share are computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2025 and December 31, 2024, the Company had the following common stock equivalents:

Series A preferred stock convertible into 10,000 shares of common stock each	54,030,000
Series C preferred stock convertible into 20 shares of common stock each	14,900,000

Total common stock equivalents	68,930,000

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 for the three months ended March 31, 2025 and 2024.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash arising from its normal business activities. The Company has its cash in high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of March 31, 2025 and December 31, 2024, cash balances in excess of the FDIC limits were $0 and $20,095.

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

Advertising

Costs associated with advertising and marketing expenses are expensed as incurred. The Company incurred $36,900 and $0 in advertising and marketing costs during the three months ended March 31, 2025 and 2024, respectively.

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

Recently Issued Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued through the date of these financial statements and has determined that there have been no standards that had, or will have, a material impact on its consolidated financial statements.

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

 NOTE 4. Prepaid Expenses

In August 2023, the Company signed an agreement with M2 Compliance LLC (“M2”) for M2 to provide EDGAR filing services for the Company. The term of the services was from August 19, 2023 to August 18, 2024 for an annual fee of $6,495, therefore during the three months ended March 31, 2024 the Company amortized $1,624 of the fee, with the remaining balance of $2,436 being amortized during the year ended December 31, 2024. In August 2024, the Company paid $7,015 for the period from August 19, 2024 to August 18, 2025. The Company amortized $1,754 during the three months ended March 31, 2025, leaving a remaining prepaid balance of $2,629 as of March 31, 2025.

Also in August 2023, the Company paid the annual fees to OTC Markets for two categories of services. The fee was $9,780 and the Company amortized $2,445 of the fee during the three months ended March 31, 2024, with the remaining $3,260 being amortized during the year ended December 31, 2024. In October 2024, the Company paid the annual fee of $10,080 for the year from November 2024 to October 2025. The Company amortized $2,520 of the fee during the three months ended March 31, 2025, leaving a remaining prepaid balance of $5,880 as of March 31, 2025.

In March 2025, the Company upgraded the OTC Markets services and paid the annual fee of $9,300 for the period from March 2025 to February 2026. The Company amortized $775 for the month of March 2025 with the remaining balance of $8,525 being amortized for the rest of the period.

As of March 31, 2025, the balance of prepaid expenses was $17,034.

NOTE 5. Intangible Assets

As of March 31, 2025, the net book value of the intangible assets was $18,105,170, which was made up of the assets described below.

Software to be Sold, Leased, or Marketed

In March 2023 the Company paid, through OAG (a related party), $84,000 to Oktane Media, a Company owned by Ken Park, the Company’s Chief Marketing Officer, for Nodalium Channel Partnership Agreement & Transaction Costs, through which the Company obtained a certain license that allowed the Company to resell the license. The license fee covered one year. The asset was amortized over the twelve months starting in April 2023. The Company amortized $0 and $21,000 during the three months ended March 31, 2025 and 2024, respectively. The asset was fully amortized as of March 31, 2025.

Internal-use Software

In January 2023, the Company entered into a service agreement with Nodalium, Inc. (“Nodalium”) through which Nodalium would provide workflow automation for the KYC and AML onboarding of gold reserves. The consideration for this project was $80,000. During the three months ended March 31, 2025, the Company recognized amortization of $6,667 and the remaining balance of the assets was $33,333 as of March 31, 2025. Having participated in the planning and development of the Company’s Core Architectural Platform and Digital Asset Ecosystem, I-ON will further develop and expand upon the Nodalium technology by adding new AI and web3-based workflow management components that have been additionally developed by other technology partners like Instruxi Limited.

In March 2023, the Company signed an agreement with Instruxi Limited, through which Instruxi Limited was to build a technology stack for the tokenization of precious metal, mineral, and/or commodity asset rights for unextracted deposits. The technology stack allows the Company to provide specialist consultation, through its ION’s Digital Architecture & Hybrid Blockchain Platform. The Company paid $329,142 for this software. During the three months ended March 31, 2025 the Company recognized amortization of $27,428 and the value of the assets was $192,000 as of March 31, 2025.

The Company expects to record amortization of $102,286 and $123,047 for the years ending December 31, 2025 and 2026, respectively.

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

The Orebits AU Certificates have been determined to have an indefinite life, therefore no amortization has been recognized, instead the asset is evaluated for impairment in accordance with the Company’s policy for such. During the three months ended March 31, 2025 no impairment was recognized, therefore as of March 31, 2025, the value of the indefinite-lived intangible assets were $17,879,837. As of March 31, 2025 489 Orebits AU Certificates were pledged as collateral for the Company’s loans payable (see NOTE 7).

NOTE 6. Related-Party Transactions

During 2023, the Company received $176,342 from IAC as consideration to acquire 803 shares of Series A Preferred Stock. The shares were issued in December 2024 therefore were recorded as Series A Preferred Stock to be issued as of March 31, 2024 (see NOTE 8).

As described in NOTE 5 the Company purchased certain intangible assets from related parties.

Through an entity controlled by Carlos Montoya, the Company’s CEO and controlling stockholder, Mr. Montoya currently pays substantially all the expenses for the Company’s operations and certain capital expenditures. For the three months ended March 31, 2025 and 2024, the related party deposited cash into the Company and/or paid Company expenses of $206,787 and $80,311, respectively. These advances from the related party are repayable by the Company, unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances. As of March 31, 2025 and December 31, 2024, the balance due to this related party was $1,543,426 and $1,336,639, respectively.

During the three months ended March 31, 2025, the Company, on behalf of one of its related parties, Oktane Media LLC (“Oktane”), owned by the Company’s Chief Marketing Officer, conducted the payroll process for Oktane. The Company paid Oktane’s employee payroll, payroll taxes and employee benefits in the amount of $124,544. The Company got reimbursed the same amount from Oktane during the three months ended March 31, 2025, with an additional advance of $6,036. Oktane Media LLC also charged $33,000 for the services it performed for the Company during the three months ended March 31, 2025, and the Company paid $22,000. As of March 31, 2025, the Company owed Oktane $17,036.

On March 30, 2023, the Company sub-leased its Enterprise Workflow/Intelligent Automation Platform, as allowed under a relicensing provision within that certain master software license agreement, to I-ON Acquisition Corp., an entity owned by Carlos Montoya, the Company’s Chief Executive Officer, for annual fees of $130,500. The Company received the full amount at contract inception and recorded it as deferred revenue, to be recognized into revenue over the twelve-month licensing period starting in April 2023, as the Company’s single performance obligation was to allow I-ON Acquisition Corp. to utilize the software during the license period. The Company recognized revenue of $0 and $32,625 for the three months ended March 31, 2025 and 2024, respectively.

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

For the three months ended March 31, 2024, the Company recorded interest expense of $137,123 and amortized debt discount of $21,993 into interest expense related to the loans payable. The debt discount was fully amortized and all interest due on the note was recognized as of December 31, 2025, therefore no interest expense was recorded during the three months ended March 31, 2025.

As of March 31, 2025 the balance of the loans payable balance was $550,000 and the balance of the interest accrued was $660,000.

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

In May and June 2023, the Company received $100,000 and $71,342, respectively, for Series A preferred stock to be issued to IAC, a related party (see NOTE 6). The total of $171,342 was recorded as a liability because if the Company was not able to issue the stock, the funds would be returned. In September 2023, the Company decided to issue the stock and the total amount of $171,342 was reclassified to stock to be issued. In August 2023, the Company received an additional $5,000 from IAC for the stock to be issued. As of December 31, 2023 and March 31, 2024, the total shares of Series A preferred stock to be issued was 803 recorded at a value of $176,342.

During the year ending December 31, 2024, the Company recorded the issuance of their Series A Preferred Stock therefore increasing their Series A shares by 803 and reclassifying the value of $176,342 from Series A Preferred Stock to be issued to additional paid-in capital. As a result, as of December 31, 2024 and March 31, 2025, there were no shares of Series A preferred stock to be issued and no amount shown on the books.

As of March 31, 2025 there were 5,403 Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

In September 2022, the Company established the Series B Preferred Stock. The authorized number of shares of Series B Preferred Stock is six thousand (6,000) with a par value of $0.0001. Each share of Series B Preferred Stock is convertible into one thousand (1,000) shares of Common Stock and is entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate of one thousand (1,000) votes per share of Series B Preferred Stock.

During the three months ended March 31, 2025 and 2024, there were no Series B Preferred Stock transactions and as of March 31, 2025 and December 31, 2024 there were no Series B Preferred Stock issued and outstanding.

Series C Preferred Stock

In December 2023, the Company established the Series C Preferred Stock. The authorized number of shares of Series C Preferred Stock is 910,000 with a par value of $0.0001 per share. Each share of Series C Preferred Stock is convertible into twenty (20) shares of Common Stock and was entitled to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate one (1) vote per share of Series C Preferred Stock. In February 2025 the Company amended their Certificate of Designation for the Series C Preferred Stock and allow each share of Series C Preferred Stock to vote on matters as to which holders of the Common Stock shall be entitled to vote at a rate twenty (20) votes per share of Series C Preferred Stock.

During the three months ended March 31, 2025 and 2024 there were no Series C Preferred Stock transactions and as of March 31, 2025 and December 31, 2024 there were 745,000 Series C Preferred Stock outstanding.

Series E Preferred Stock

On January 5, 2025, the Company established the Series E Preferred Stock. The Series E Preferred Stock is convertible at any time into shares of Common Stock at the rate of 500 shares of Common Stock for each share of Series E Preferred Stock. The Series E Preferred Stock votes on an as-converted basis, i.e. each share of Series E Preferred Stock is entitled to 500 votes on all matters submitted to a vote of stockholders.

During the three months ended March 31, 2025 there were no Series E Preferred Stock transactions and as of March 31, 2025 there were no Series B Preferred Stock issued and outstanding.

Common Stock

During the three months ended March 31, 2025 and 2024 there were no Common Stock transactions and as of March 31, 2025 and December 31, 2024, the Company had 31,106,234 shares of Common Stock issued and outstanding.

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

As of March 31, 2025 and December 31, 2024 there were no warrants issued or outstanding.

NOTE 9. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were available to be issued and determined the Company did not have any material subsequent events to report except the following:

After the three months ended March 31, 2025, related parties continue to fund the Company’s operations. Subsequent to March 31, 2025, the Company received total advances of $105,000 from related parties.

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

Our unaudited interim financial statements for the three months ended March 31, 2025 and 2024 and as of March 31, 2025 and December 31, 2024 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2024, as filed in our annual report on Form 10-K.

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

Results of Operations

Net Sales – Related Party

The sales for the three months ended March 31, 2025 and 2024 were $0 and $32,625, respectively. There was no revenue for the three months ended March 31, 2025 because the lease that generated revenue for the Company ended on March 31, 2024; therefore, no revenue was recognized thereafter.

Cost of Sales

The cost of sales for the three months ended March 31, 2025 and 2024 were $0 and $21,000, respectively. For the same reason explained above, there was no cost of sale for the three months ended March 31, 2025.

Gross Profit

The gross profit for the three months ended March 31, 2025 and 2024 was $0 and $11,625, respectively. For the same reason explained above, there was no gross profit for the three months ended March 31, 2025.

Operating Expenses

Operating expenses consist of professional fees and general and administrative expenses.

Operating expenses for the three months ended March 31, 2025 was $348,409, containing $172,914 of professional fees and $175,495 of general and administrative expenses. Comparing with the three months ended March 31, 2024, the operating expenses were $146,428, containing $53,000 of professional fees, and $93,428 of general and administrative expenses. The increase in operating expenses was due to the increase of expenses of professional fees, marketing, and amortization as a result of overall growth efforts to expand the Company’s operations.

Other Income (Expense)

For the three months ended March 31, 2025 and 2024, the Company had other expense of $0 and $159,116, respectively. The other expense represents interest expenses. The Company obtained loans of $550,000 with high interest rate and a debt discount at inception in November 2023. Therefore, for the three months ended March 31, 2024, there was interest expense of $159,116. As all interest due on the Company’s loans was recognized as of December 31, 2025, there was no interest expense recorded during the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2025, the Company had cash of $189,420 in its bank account.

Operating Activities

Cash of $287,462 was used for operations in the three months ended March 31, 2025, compared to the cash used in operations of $114,642 for the three months ended March 31, 2024, a change of $172,820. The change was due to the increase in net loss, which was not offset by any increases to accrued interest during the period.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2025 and 2024 was $0.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024 was $206,787, compared to cash provided by financing activities $80,311 for the three months ended March 31, 2024, an increase of $126,476. The increase was due to more advances from related parties in the current period.

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

Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Exchange Act, our management, including our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2024, the last day of the period covered by this Quarterly Report. Based on this evaluation, our management, including our principal executive and financial officer, concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses identified, as previously disclosed in our Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b-5(1) Trading Plans. During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**	The certifications furnished herein are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2025

I-ON DIGITAL CORP.

	By:	/s/ Carlos X. Montoya
Carlos X. Montoya
Chairman, President
(Principal Executive, Financial and Accounting Officer)

