Form 10-Q
period 2025-06-30
I-ON Digital Corp.
filed 2025-08-14
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 13, 2025, I-ON Digital Corp. had 31,106,234 shares of common stock, par value $0.0001 per share, outstanding.

I-ON Digital Corp.

Part 1 – Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$50,090	$270,095
Prepaid expenses	10,435	12,783
Total current assets	60,525	282,878

Non-current assets:
Intangible assets, net	18,071,075	18,139,265

Total non-current assets	18,071,075	18,139,265

Total Assets	$18,131,600	$18,422,143

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued expenses	$126,481	$92,559
Accrued interest	660,000	660,000
Due to related parties	1,785,091	1,336,639
Loans payable	550,000	550,000
Total current liabilities	3,121,572	2,639,198

Total liabilities	3,121,572	2,639,198

Commitments and contingencies

Stockholders’ equity:
Preferred stock-$0.0001 par value; 5,000,000 shares authorized
Preferred stock Series A - $0.0001 par value; 6,000 shares designated; 5,403 shares issued and outstanding at June 30, 2025 and December 31, 2024	-	-

Preferred stock Series C - $0.0001 par value; 910,000 shares designated; 745,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	74	74
Common stock - $0.0001 par value; 250,000,000 shares authorized; 31,106,234 shares issued and outstanding at June 30, 2025 and December 31, 2024	3,111	3,111
Additional paid-in-capital	21,186,274	21,186,274
Accumulated deficit	(6,179,431)	(5,406,514)
Total stockholders’ equity	15,010,028	15,782,945

Total Liabilities and Stockholders’ Equity	$18,131,600	$18,422,143

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Net sales – related party	$-	$-	$-	$32,625
Cost of sales	-	-	-	21,000
Gross profit	-	-	-	11,625

Operating expenses
Professional fees	137,027	138,580	309,941	191,580
General and administrative expenses	287,481	141,911	462,976	235,339
Total expenses from operations	424,508	280,491	772,917	426,919
Income (loss) from operations	(424,508)	(280,491)	(772,917)	(415,294)

Other income (expenses)
Interest expenses	-	(159,117)	-	(318,233)
Income (loss) before income taxes	(424,508)	(439,608)	(772,917)	(733,527)

Provision for income taxes	-	-	-	-

Net income (loss)	$(424,508)	$(439,608)	$(772,917)	$(733,527)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	31,106,234	27,410,234	31,106,234	27,410,234

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the three and six months ended June 30, 2025 and 2024

			Preferred Stock								Additional		Total Company
	Common Stock		Series A		Series A to be issued		Series B		Series C		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2023	27,410,234	$2,741	4,600	$-	803	$176,342	-	$-	910,000	$91	$21,010,285	$(3,496,501)	$17,692,958
Net loss	-	-	-	-	-	-	-	-	-	-	-	(293,919)	(293,919)

Balance at March 31, 2024	27,410,234	2,741	4,600	-	803	176,342	-	-	910,000	91	21,010,285	(3,790,420)	17,399,039
Net loss	-	-	-	-	-	-	-	-	-	-	-	(439,608)	(439,608)

Balance at June 30, 2024	27,410,234	$2,741	4,600	$-	803	$176,342	-	$-	910,000	$91	$21,010,285	$(4,230,028)	$16,959,431

See accompanying notes to unaudited condensed consolidated financial statements.

			Preferred Stock								Additional		Total Company
	Common Stock		Series A		Series A to be issued		Series B		Series C		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2024	31,106,234	$3,111	5,403	$-	-	$-	-	$-	745,000	$74	$21,186,274	$(5,406,514)	$15,782,945
Net loss	-	-	-	-	-	-	-	-	-	-	-	(348,409)	(348,409)

Balance at March 31, 2025	31,106,234	3,111	5,403	-	-	-	-	-	745,000	74	21,186,274	(5,754,923)	15,434,536
Net loss	-	-	-	-	-	-	-	-	-	-	-	(424,508)	(424,508)

Balance at June 30, 2025	31,106,234	$3,111	5,403	$-	-	$-	-	$-	745,000	$74	$21,186,274	$(6,179,431)	$15,010,028

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Cash flows from operating activities:
Net income (loss)	$(772,917)	$(733,527)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization	68,190	21,000
Accretion of debt discount	-	43,986
Changes in assets and liabilities:
Prepaid expenses and other current assets	2,348	5,439
Accrued expenses	33,922	15,529
Accrued interest	-	274,247
Deferred revenue – related party	-	(32,625)
Due to related party	26,630	-
Net cash provided by (used in) operating activities	(641,827)	(405,951)

Cash flows from investing activities:
Purchase of intangible assets	-	-
Total net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:

Advances from related parties	421,822	526,232
Total net cash provided by (used in) financing activities	421,822	526,232

Net increase (decrease) in cash and cash equivalents	(220,005)	120,281

Cash and cash equivalents, beginning of period	270,095	36,075

Cash and cash equivalents, end of period	$50,090	$156,356

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash flow information:
Continuing operations:
Issuance of common stock for intangible assets	$-	$-
Issuance of common stock for services	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2025

NOTE 1. Organization and Operations

I-ON Digital Corp. (the “Company”) is engaged in providing digital-based enterprise solutions, including the digitization and distribution of digital tokens, primarily gold, and other asset-based digital securities on the block chain.

On December 15, 2023, the Company consummated its previously announced transaction contemplated by that certain Contribution and Exchange Agreement, dated as of October 30, 2023 (the “Contribution and Exchange Agreement”), by and between the Company and Orebits Acquisition Group, a Wyoming limited liability company (“OAG”), pursuant to which the Company acquired 910,000 shares of outstanding common stock of Orebits Corp. (“Orebits”), representing the 100% controlling interest in Orebits,in exchange for 910,000 shares of Series C Convertible Preferred Stock of the Company (“Series C Preferred Stock” and such transaction, the “Transaction”). As part of the Contribution and Exchange Agreement, upon and by virtue of the consummation of the Transaction, OAG transferred all its right, title and interest in and to approximately 9,700 Orebits.AU gold-backed digital assets to the Company, which at the time of consummation of the Transaction, had an estimated value of $17.6 million. The Transaction was accounted for as an acquisition of assets.

The acquisition of Orebits has had a significant impact on the Company’s consolidated balance sheets. Prior to consummation of the Transaction, Orebits carried only one asset –9,700 Orebits AU certificates having a post-transaction value of $17.6 million. As a result of the acquisition, then, the value of the assets on the consolidated balance sheets increased by $17,643,284 and there was no increase in liabilities.

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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2025 or for any future period.

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

As of June 30, 2025, the Company believes that its investment in the development of ION Digital Hybrid Blockchain Platform will allow it to project and plan forward for a period of increasing revenues based on fee-driven digitization activities involving both closely held and third-party gold claims. The Company has recently concluded negotiations, resulting in multiple term sheets, that it anticipates executing in the second quarter of 2025. Consummation of these transactions will be subject to successful completion efforts on the part of the Company.

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

Cash and Cash Equivalents

The Company considers all money market funds and highly liquid financial investments with maturities of three months or less when acquired to be cash equivalents. As of June 30, 2025 and December 31, 2024 there were no cash equivalents.

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

Earnings Per Share

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations. Basic earnings (loss) per share are computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of June 30, 2025 and December 31, 2024, the Company had the following common stock equivalents:

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 as of June 30, 2025.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash arising from its normal business activities. The Company has its cash in high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of June 30, 2025 and December 31, 2024, cash balances in excess of the FDIC limits were $0 and $20,095.

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

Advertising

Costs associated with advertising and marketing expenses are expensed as incurred. The Company incurred $50,836 and $11,000 in advertising and marketing costs during the six months ended June 30, 2025 and 2024, respectively. The Company incurred $13,936 and $11,000 in advertising and marketing costs during the three months ended June 30, 2025 and 2024, respectively.

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

NOTE 4. Prepaid Expenses

In August 2023, the Company signed an agreement with M2 Compliance LLC (“M2”) for M2 to provide EDGAR filing services for the Company. The term of the services was from August 19, 2023 to August 18, 2024 for an annual fee of $6,495, therefore during the three and six months ended June 30, 2024 the Company amortized $1,624 and $3,248, respectively, with the remaining balance of $812 being amortized during the year ended December 31, 2024. In August 2024, the Company paid $7,015 for the period from August 19, 2024 to August 18, 2025. The Company amortized $1,754 and $3,508 during the three and six months ended June 30, 2025, respectively, leaving a remaining prepaid balance of $875 as of June 30, 2025.

Also in August 2023, the Company paid the annual fees to OTC Markets for two categories of services. The fee was $9,780 and the Company amortized $2,445 and $4,890, respectively, of the fee during the three and six months ended June 30, 2024, with the remaining $815 being amortized during the year ended December 31, 2024. In October 2024, the Company paid the annual fee of $10,080 for the year from November 2024 to October 2025. The Company amortized $2,520 and $5,040, respectively, of the fee during the three and six months ended June 30, 2025, leaving a remaining prepaid balance of $3,360 as of June 30, 2025.

In March 2025, the Company upgraded the OTC Markets services and paid the annual fee of $9,300 for the period from March 2025 to February 2026. The Company amortized $2,325 and $3,100 for the three and six months ended June 30, 2025 leaving a remaining prepaid balance of $6,200 as of June 30, 2025.

As of June 30, 2025, the balance of prepaid expenses was $10,435.

NOTE 5. Intangible Assets

As of June 30, 2025, the net book value of the intangible assets was $18,071,075, which was made up of the assets described below.

Software to be Sold, Leased, or Marketed

In March 2023 the Company paid, through OAG (a related party), $84,000 to Oktane Media, a Company owned by Ken Park, the Company’s Chief Marketing Officer, for Nodalium Channel Partnership Agreement & Transaction Costs, through which the Company obtained a certain license that allowed the Company to resell the license. The license fee covered one year. The asset was amortized over the twelve months starting in April 2023. The Company amortized $0 and $21,000 during the three and six months ended June 30, 2025 and 2024, respectively. The asset was fully amortized as of June 30, 2025.

Internal-use Software

In January 2023, the Company entered into a service agreement with Nodalium, Inc. (“Nodalium”) through which Nodalium would provide workflow automation for the KYC and AML onboarding of gold reserves. The consideration for this project was $80,000. During the six and three months ended June 30, 2025, the Company recognized amortization of $13,333 and $6,667, respectively, and the remaining balance of the assets was $26,667 as of June 30, 2025. Having participated in the planning and development of the Company’s Core Architectural Platform and Digital Asset Ecosystem, I-ON will further develop and expand upon the Nodalium technology by adding new AI and web3-based workflow management components that have been additionally developed by other technology partners like Instruxi Limited.

In March 2023, the Company signed an agreement with Instruxi Limited, through which Instruxi Limited was to build a technology stack for the tokenization of precious metal, mineral, and/or commodity asset rights for unextracted deposits. The technology stack allows the Company to provide specialist consultation, through its ION’s Digital Architecture & Hybrid Blockchain Platform. The Company paid $329,142 for this software. During the six and three months ended June 30, 2025 the Company recognized amortization of $54,857 and $27,428, respectively, and the remaining value of the assets was $164,571 as of June 30, 2025.

The Company expects to record amortization of $68,190 and $123,047 for the years ending December 31, 2025 and 2026, respectively.

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

The Orebits AU Certificates have been determined to have an indefinite life, therefore no amortization has been recognized, instead the asset is evaluated for impairment in accordance with the Company’s policy for such. During the six months ended June 30, 2025 no impairment was recognized, therefore as of June 30, 2025, the value of the indefinite-lived intangible assets were $17,879,837. As of June 30, 2025 489 Orebits AU Certificates were pledged as collateral for the Company’s loans payable (see NOTE 7).

NOTE 6. Related-Party Transactions

During 2023, the Company received $176,342 from IAC as consideration to acquire 803 shares of Series A Preferred Stock. The shares were issued in December 2024 therefore were recorded as Series A Preferred Stock to be issued as of March 31, 2024 (see NOTE 8).

As described in NOTE 5 the Company purchased certain intangible assets from related parties.

Through an entity controlled by Carlos Montoya, the Company’s CEO and controlling stockholder, Mr. Montoya currently pays substantially all the expenses for the Company’s operations and certain capital expenditures. For the six months ended June 30, 2025 and 2024, the related party deposited cash into the Company and/or paid Company expenses of $421,822 and $526,232, respectively. These advances from the related party are repayable by the Company, unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances. As of June 30, 2025 and December 31, 2024, the balance due to this related party was $1,758,461 and $1,336,639, respectively.

During the six months ended June 30, 2025, the Company, on behalf of one of its related parties, Oktane Media LLC (“Oktane”), owned by the Company’s Chief Marketing Officer, conducted the payroll process for Oktane. The Company paid Oktane’s employee payroll, payroll taxes and employee benefits in the amount of $256,048. The Company got reimbursed the same amount from Oktane during the six months ended June 30, 2025, with an additional advance of $26,630. Oktane Media LLC also charged $44,000 for the services it performed for the Company during the six months ended June 30, 2025, and the Company paid $44,000. As of June 30, 2025, the Company owed Oktane $26,630.

On March 30, 2023, the Company sub-leased its Enterprise Workflow/Intelligent Automation Platform, as allowed under a relicensing provision within that certain master software license agreement, to I-ON Acquisition Corp., an entity owned by Carlos Montoya, the Company’s Chief Executive Officer, for annual fees of $130,500. The Company received the full amount at contract inception and recorded it as deferred revenue, to be recognized into revenue over the twelve-month licensing period starting in April 2023, as the Company’s single performance obligation was to allow I-ON Acquisition Corp. to utilize the software during the license period. The Company recognized revenue of $0 and $32,625 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 7. Convertible Notes

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

Effective November 1, 2024, all promissory notes were amended to extend the maturity date to July 1, 2025 and the Company was responsible to pay an additional interest amount that was 10% of the total amount due at the time of amendment, or $110,000. The Company accounted for this modification as a debt extinguishment, therefore this additional cost of financing was recorded as a loss on debt extinguishment during the year ending December 31, 2024. In conjunction with the amendment, the Company pledged 489 of their Orebits AU Certificates as collateral for the loans (see NOTE 5). Further, the Company assigned the obligation for the issuance of any Registered Tokens to a related party and the holders of the promissory notes released the Company from such obligation recorded in the original promissory notes.

For the six and three months ended June 30, 2024, the Company recorded interest expenses of $274,247 and $137,124, respectively, and amortized debt discount of $43,986 and $21,993, respectively, into interest expense related to the loans payable. The debt discount was fully amortized and all interest due on the note was recognized as of December 31, 2024, therefore no interest expense was recorded during the six months ended June 30, 2025.

As of June 30, 2025 the balance of the loans payable balance was $550,000 and the balance of the interest accrued was $660,000.

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

In May and June 2023, the Company received $100,000 and $71,342, respectively, for Series A preferred stock to be issued to IAC, a related party (see NOTE 6). The total of $171,342 was recorded as a liability because if the Company was not able to issue the stock, the funds would be returned. In September 2023, the Company decided to issue the stock and the total amount of $171,342 was reclassified to stock to be issued. In August 2023, the Company received an additional $5,000 from IAC for the stock to be issued. As of December 31, 2023 and June 30, 2024, the total shares of Series A preferred stock to be issued was 803 recorded at a value of $176,342.

During the year ending December 31, 2024, the Company recorded the issuance of their Series A Preferred Stock therefore increasing their Series A shares by 803 and reclassifying the value of $176,342 from Series A Preferred Stock to be issued to additional paid-in capital. As a result, as of December 31, 2024 and June 30, 2025, there were no shares of Series A preferred stock to be issued and no amount shown on the books.

As of June 30, 2025 there were 5,403 Series A Preferred Stock issued and outstanding.

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

During the six months ended June 30, 2025 and 2024, there were no Series B Preferred Stock transactions and as of June 30, 2025 and December 31, 2024 there were no Series B Preferred Stock issued and outstanding.

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

During the six months ended June 30, 2025 and 2024 there were no Series C Preferred Stock transactions and as of June 30, 2025 and December 31, 2024 there were 745,000 Series C Preferred Stock outstanding.

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

During the six months ended June 30, 2025 there were no Series E Preferred Stock transactions and as of June 30, 2025 there were no Series B Preferred Stock issued and outstanding.

Common Stock

During the six months ended June 30, 2025 and 2024 there were no Common Stock transactions and as of June 30, 2025 and December 31, 2024, the Company had 31,106,234 shares of Common Stock issued and outstanding.

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

As of June 30, 2025 and December 31, 2024 there were no warrants issued or outstanding.

NOTE 9. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were available to be issued and determined the Company did not have any reportable subsequent events except the following:

In July 2025, the related party, MCM Advisors LLC, owned by the Company’s CEO, funded $10,000 for the Company’s operations.

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

Our unaudited interim financial statements for the six months ended June 30, 2025 and 2024 and as of June 30, 2025 and December 31, 2024 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2024, as filed in our annual report on Form 10-K.

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

Results of Operations

Net Sales – Related Party

The related party sales for the six months ended June 30, 2025 and 2024 were $0 and $32,625, respectively, and the sales for the three months ended June 30, 2025 and 2024 were $0. The Company subleased its license to a related party for one year from April 2023 through March 2024 for an annual fee of $130,500. The Company received the full amount and recorded it as deferred revenue which was recognized ratably into revenue over the twelve-month licensing period beginning in April 2023.

Cost of Sales

The cost of sales for the six months ended June 30, 2025 and 2024 were $0 and $21,000, respectively, and the cost of sales for the three months ended June 30, 2025 and 2024 were $0. The costs were recognized over the same period revenue was generated, from April 2023 through March 2024.

Gross Profit

The gross profit for the six months ended June 30, 2025 and 2024 was $0 and $11,625, respectively, and the gross profit for the three months ended June 30, 2025 and 2024 was $0. This is aligned to the sales in the same periods.

Operating Expenses

Operating expenses consist of professional fees and general and administrative expenses.

Operating expenses for the six months ended June 30, 2025 was $772,917, containing $309,941 of professional fees and $462,976 of general and administrative expenses. Comparing with the six months ended June 30, 2024, the operating expenses were $426,919, containing $191,580 of professional fees, and $235,339 of general and administrative expenses.

Operating expenses for the three months ended June 30, 2025 was $424,508, containing $137,027 of professional fees and $287,481 of general and administrative expenses. Comparing with the three months ended June 30, 2024, the operating expenses were $280,491, containing $138,580 of professional fees, and $141,911 of general and administrative expenses.

The increase in operating expenses was due to overall growth efforts to expand the Company’s operations and offerings which resulted in increased professional fees, marketing expenses, travel expenses, computer and internet expenses, payroll expenses, and amortization during the three and six months ended June 30, 2025.

Other Income (Expense)

For the three and six months ended June 30, 2024, the Company had interest expenses of $159,117 and $318,233. There were no such expenses for the three and six months ended June 30, 2025, as the Company obtained loans of $550,000, recorded with debt discount at inception, in November 2023, which was amortized over the original loan term of one year, thus the Company did not recognize any interest or amortization of debt discount after December 31, 2024.

Liquidity and Capital Resources

As of June 30, 2025 the Company had its cash of $50,090 in its bank account.

Operating Activities

Cash of $641,827 was used in operating activities for the six months ended June 30, 2025, compared to the cash used in operating activities of $405,951 for the six months ended June 30, 2024. The change was mainly due to the net loss of $772,917 with less non-cash amounts ($131,090) that could offset the negative cash flows from the operating loss for the six months ended June 30, 2025 compared to the net loss of $733,527 for the six months ended June 30, 2024 which was offset by $327,576 of non-cash amounts.

Investing Activities

$0 cash used in investing activities for the six months ended June 30, 2025 and 2024.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 was $421,822, compared to cash provided in financing activities of $526,232 for the six months ended June 30, 2024. The decrease was due to more funds being provided for the Company’s operations in the six months ended June 30, 2024.

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

Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Exchange Act, our management, including our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2025, the last day of the period covered by this Quarterly Report. Based on this evaluation, our management, including our principal executive and financial officer, concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses identified, as previously disclosed in our Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and filed with the SEC on May 11, 2025, the following Risk Factors should also be considered:

Technological Obsolescence and Protocol Risk

The rapid pace of innovation in blockchain and digital asset technologies means that platforms, protocols, or standards can become obsolete quickly. The Company’s products or services may be rendered less competitive or irrelevant if new, superior technologies emerge or if there are significant changes to underlying blockchain protocols (such as forks or upgrades). Failure to adapt to technological advancements could adversely affect the company’s market position and financial performance.

Counterparty and Custodial Risk

Digital asset companies often rely on third-party custodians, exchanges, or service providers. Failures, insolvencies, or breaches at these counterparties can result in loss of assets or business disruption. Additionally, the loss or compromise of private keys can result in irreversible loss of digital assets. The company may have limited recourse in the event of such losses.

Legal and Tax Uncertainty

The tax treatment of digital assets remains uncertain in many jurisdictions and is subject to change. The company may face unexpected tax liabilities, reporting obligations, or penalties due to evolving interpretations by tax authorities. Changes in tax law or policy could have a material adverse effect on the company’s business, financial condition, and results of operations.

Anti-Money Laundering (AML) and Know Your Customer (KYC) Compliance

Non-compliance with global AML/KYC standards can result in severe penalties, loss of banking relationships, or exclusion from key markets. The company is subject to complex and evolving AML/KYC regulations in multiple jurisdictions, and failure to maintain effective compliance programs could expose the company to regulatory enforcement actions and reputational harm.

Network and Consensus Attacks

Digital currencies and blockchain networks are susceptible to various attacks, such as 51% attacks, double-spending, or denial-of-service attacks, which can undermine trust in the platform and result in financial loss. Successful attacks could lead to a loss of assets, disruption of operations, and damage to the company’s reputation.

Token Volatility and Valuation Risk

The value of digital assets and tokens can be highly volatile, which may impact the company’s balance sheet, collateralization models, or the attractiveness of its products to customers and investors. Significant fluctuations in token prices could result in substantial losses or impair the company’s ability to operate effectively.

Jurisdictional and Cross-Border Risks

Operating in multiple jurisdictions exposes the company to conflicting laws, regulatory arbitrage, and the risk of being subject to enforcement actions in foreign countries, including potential extradition or asset seizure. Compliance with diverse and sometimes contradictory legal requirements increases operational complexity and risk.

Reputational Risk from Association with Illicit Activity

Even with robust compliance, digital asset companies may be inadvertently associated with illicit activities (such as ransomware or darknet markets), which can damage reputation and result in de-banking or regulatory scrutiny. Negative publicity or association with criminal activity could materially harm the company’s business and prospects.

Smart Contract and Code Vulnerabilities

Many digital asset platforms rely on smart contracts, which, if not properly audited, can contain bugs or vulnerabilities that may be exploited, leading to loss of funds or operational disruption. The company may be unable to prevent or mitigate losses resulting from such vulnerabilities.

Insurance Limitations

Insurance coverage for digital assets is limited and may not cover all types of losses, especially those resulting from cyberattacks, fraud, or regulatory actions. The Company may be unable to obtain adequate insurance at reasonable rates, or at all, which could leave it exposed to significant financial losses.

Forks and Airdrops

Blockchain forks or airdrops can create operational, legal, and tax complexities, including disputes over asset ownership, accounting treatment, and compliance with securities laws. The Company may face challenges in managing and accounting for such events, which could result in financial or legal exposure.

Item 2.	Unregistered Sales of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Rule 10b-5(1) Trading Plans. During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 14, 2025	I-ON DIGITAL CORP.

	By:	/s/ Carlos X. Montoya
Carlos X. Montoya
Chairman, President (Principal Executive, Financial and Accounting Officer)

