Form 10-Q
period 2025-09-30
I-ON Digital Corp.
filed 2025-11-14
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, I-ON Digital Corp. had [31,106,234] shares of common stock, par value $0.0001 per share, outstanding.

I-ON Digital Corp.

Part 1 – Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$106,735	$270,095
Prepaid expenses	4,713	12,783
Total current assets	111,448	282,878

Non-current assets:
Intangible assets, net	18,042,980	18,139,265

Total non-current assets	18,042,980	18,139,265

Total Assets	$18,154,428	$18,422,143

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$188,888	$92,559
Accrued interest	660,000	660,000
Due to related parties	1,866,882	1,336,639
Loans payable, in default	550,000	550,000
Total current liabilities	3,265,770	2,639,198

Total liabilities	3,265,770	2,639,198

Commitments and contingencies

Stockholders’ equity:
Preferred stock-$0.0001 par value; 5,000,000 shares authorized
Preferred stock Series A - $0.0001 par value; 6,000 shares designated; 5,403 shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Preferred stock Series C - $0.0001 par value; 910,000 shares designated; 745,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	74	74
Common stock - $0.0001 par value; 250,000,000 shares authorized; 31,106,234 shares issued and outstanding at September 30, 2025 and December 31, 2024	3,111	3,111
Additional paid-in-capital	21,186,274	21,186,274
Accumulated deficit	(6,300,801)	(5,406,514)
Total stockholders’ equity	14,888,658	15,782,945

Total Liabilities and Stockholders’ Equity	$18,154,428	$18,422,143

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Net sales	$356,335	$-	$356,335	$32,625
Cost of sales	-	-	-	21,000
Gross profit	356,335	-	356,335	11,625

Operating expenses
Professional fees	127,348	142,890	437,289	334,469
General and administrative expenses	350,357	201,399	813,333	436,739
Total expenses from operations	477,705	344,289	1,250,622	771,208

Income (loss) from operations	(121,370)	(344,289)	(894,287)	(759,583)

Other income (expenses)
Gain on sale of intangible assets	-	3,795	-	3,795
Gain on exchange of intangible assets	-	25,682	-	25,682
Interest expenses	-	(160,623)	-	(478,856)
Income (loss) before income taxes	(121,370)	(475,435)	(894,287)	(1,208,962)

Provision for income taxes	-	-	-	-

Net income (loss)	$(121,370)	$(475,435)	$(894,287)	$(1,208,962)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.02)	$(0.03)	$(0.04)

Weighted average number of shares outstanding, basic and diluted	31,106,234	27,410,234	31,106,234	27,410,234

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

			Preferred Stock										Total
	Common Stock		Series A		Series A to be issued		Series B		Series C		Additional Paid-in	Retained	Company Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2023	27,410,234	$2,741	4,600	$-	803	$176,342	-	$-	910,000	$91	$21,010,285	$(3,496,501)	$17,692,958
Net loss	-	-	-	-	-	-	-	-	-	-	-	(293,919)	(293,919)

Balance at March 31, 2024	27,410,234	2,741	4,600	-	803	176,342	-	-	910,000	91	21,010,285	(3,790,420)	17,399,039
Net loss	-	-	-	-	-	-	-	-	-	-	-	(439,608)	(439,608)

Balance at June 30, 2024	27,410,234	2,741	4,600	-	803	176,342	-	-	910,000	91	21,010,285	(4,230,028)	16,959,431
Net loss	-	-	-	-	-	-	-	-	-	-	-	(475,435)	(475,435)
Balance at September 30, 2024	27,410,234	$2,741	4,600	$-	803	$176,342	-	$-	910,000	$91	$21,010,285	$(4,705,463)	$16,483,996

See accompanying notes to unaudited condensed consolidated financial statements.

			Preferred Stock										Total
	Common Stock		Series A		Series A to be issued		Series B		Series C		Additional Paid-in	Retained	Company Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2024	31,106,234	$3,111	5,403	$-	-	$-	-	$-	745,000	$74	$21,186,274	$(5,406,514)	$15,782,945
Net loss	-	-	-	-	-	-	-	-	-	-	-	(348,409)	(348,409)

Balance at March 31, 2025	31,106,234	3,111	5,403	-	-	-	-	-	745,000	74	21,186,274	(5,754,923)	15,434,536
Net loss	-	-	-	-	-	-	-	-	-	-	-	(424,508)	(424,508)

Balance at June 30, 2025	31,106,234	3,111	5,403	-	-	-	-	-	745,000	74	21,186,274	(6,179,431)	15,010,028
Net loss	-	-	-	-	-	-	-	-	-	-	-	(121,370)	(121,370)
Balance at September 30, 2025	31,106,234	$3,111	5,403	$-	-	$-	-	$-	745,000	$74	$21,186,274	$(6,300,801)	$14,888,658

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Cash flows from operating activities:
Net income (loss)	$(894,287)	$(1,208,962)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization	102,285	21,000
Accretion of debt discount	-	65,979
Gain on sale of intangible assets		(3,795)
Changes in assets and liabilities:
Prepaid expenses and other current assets	8,070	928
Accrued expenses	96,329	(1,322)
Accrued interest	-	412,877
Deferred revenue – related party	-	(32,625)
Due to related party	6,002	-
Net cash provided by (used in) operating activities	(681,601)	(745,920)

Cash flows from investing activities:
Proceeds from sale of intangible assets	-	120,425
Payments for the purchase of intangible assets	(6,000)	-
Gain on exchange of intangible assets	-	(25,682)
Total net cash provided by (used in) investing activities	(6,000)	94,743

Cash flows from financing activities:
Advances from related parties	559,241	815,061
Repayments to related parties	(35,000)	-
Total net cash provided by (used in) financing activities	524,241	815,061

Net increase (decrease) in cash and cash equivalents	(163,360)	163,884

Cash and cash equivalents, beginning of period	270,095	36,075

Cash and cash equivalents, end of period	$106,735	$199,959

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash flow information:
Continuing operations:
Issuance of common stock for intangible assets	$-	$-
Issuance of common stock for services	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2025

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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2025 or for any future period.

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

As of September 30, 2025, the Company believes that its investment in the development of ION Digital Hybrid Blockchain Platform will allow it to project and plan forward for a period of increasing revenues based on fee-driven digitization activities involving both closely held and third-party gold claims. The Company has recently concluded negotiations, resulting in multiple term sheets, that were executed in the third quarter of 2025. Consummation of these transactions will be subject to successful completion efforts on the part of the Company.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle: 1: Identify the contract with the customer; 2: Identify the performance obligations in the contract; 3: Determine the transaction price; 4: Allocate the transaction price to the performance obligations in the contract; and Step 5: Recognize revenue when the Company satisfies a performance obligation.

Revenue for the nine months ended September 30, 2024 ($32,625) were from related parties. See NOTE 7.

The Company’s primary source of revenue during the three and nine months ended September 30, 2025, consisted of fees earned by deploying assets owned and/or assets under management (AUM) and, more specifically, under its Master Treasury Lease and Custody Agreement (“MTLCA”) with GGBR Inc. (“GGBR”). Under the MTLCA arrangement, the Company, performing in its role as the Lessor under the MTLCA, facilitates GGBR’s minting, issuance, and management of digital tokens (“GoldFish Tokens”) collateralized against ION.au Gold-backed Digital Assets (“ION.au”) leased from the Company. Revenue is recognized when the Company’s performance obligations are satisfied, which occurs upon delivery of vault access to the ION.au. This represents the point at which the Company has provided the related access services, effectively allowing GGBR to create the Goldfish Token, for control and use of the Token by its customers. The transaction price is determined based on contractual terms with GGBR, including a base lease rate factor and a share of proceeds from token-related activities.

Consideration received in advance of performance is recorded as a contract liability and recognized as revenue when the performance obligations are satisfied. During the quarter ended September 30, 2025, the Company recognized $356,335 in revenue under the MTLCA.

The Company recorded no receivables or deferred revenue as of September 30, 2025 and December 31, 2024.

Cash and Cash Equivalents

The Company considers all money market funds and highly liquid financial investments with maturities of three months or less when acquired to be cash equivalents. As of September 30, 2025 and December 31, 2024 there were no cash equivalents.

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

Earnings Per Share

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations. Basic earnings (loss) per share are computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2025 and December 31, 2024, the Company had the following common stock equivalents:

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 as of September 30, 2025.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash arising from its normal business activities. The Company has its cash in high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of September 30, 2025 and December 31, 2024, cash balances in excess of the FDIC limits were $0 and $20,095.

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

Segment Reporting

The Company operates as a single operating and reportable segment, a resource management expertise and services provider. Our Chief Executive Officer is our Chief Operating Decision Maker, (CODM) who evaluates performance and makes operating decisions about allocating resources (see NOTE 4).

Advertising

Costs associated with advertising and marketing expenses are expensed as incurred. The Company incurred $58,036 and $35,500 in advertising and marketing costs during the nine months ended September 30, 2025 and 2024, respectively. The Company incurred $7,200 and $24,500 in advertising and marketing costs during the three months ended September 30, 2025 and 2024, respectively.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses. The update requires public business entities to disclose, in tabular form, certain natural expense categories—such as employee compensation, depreciation, amortization, and inventory or transaction-related costs—within relevant income statement captions.

The Company will adopt ASU 2024-03 at its effective date for annual periods beginning after December 15, 2026. Early adoption has not been elected. The Company is currently evaluating the impact of this standard on its future financial statement disclosures and does not expect it to have a material effect on the recognition or measurement of amounts reported in the consolidated financial statements. Upon adoption, the Company expects the enhanced expense disaggregation disclosures to provide greater transparency and comparability for investors and other financial statement users.

The Company has reviewed all the recent accounting pronouncements issued through the date of these financial statements and has determined that there have been no standards that had, or will have, a material impact on its consolidated financial statements.

NOTE 3. Treasury Lease and Custody Agreement

In July 2025, the Company entered into a Master Treasury Lease and Custody Agreement (“MTLCA”) with GGBR Inc. (“GGBR”). Under the agreement, GGBR agreed to lease, from the Company, up to 1,000,000 ION.au Gold-backed Digital Assets in connection with GGBR’s further issuance of tokenized digital assets (“GoldFishTokens”). The purpose of the arrangement is to support GGBR’s digital treasury operations and independently operated and proprietary tokenization platform.

Pursuant to the terms of the MTLCA, the Company retains ownership and/or management control of the underlying ION.au Gold-backed Digital Asset throughout the term of the lease. As a result, GGBR does not record the leased gold as an asset on its own balance sheet. GGBR is responsible for managing the minting, issuance, and redemption of GoldFish Tokens, for which, it pays a moderate discount to the current price of gold and an applicable fee from the minting of GoldFish Tokens.

During the quarter ended September 30, 2025, the GGBR commenced operations under the MTLCA and the Company, in turn, recognized $356,335 in revenue related to GoldFish Token lease activities.

As of September 30, 2025, all amounts due from GGBR related to such revenue had been collected, and no receivables were outstanding.

NOTE 4. Segment Reporting

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

NOTE 5. Prepaid Expenses

In August 2023, the Company signed an agreement with M2 Compliance LLC (“M2”) for M2 to provide EDGAR filing services for the Company. The term of the services was from August 19, 2023 to August 18, 2024 for an annual fee of $6,495. In August 2024, the Company paid $7,015 for the period from August 19, 2024 to August 18, 2025. During the three and nine months ended September 30, 2024 the Company amortized $1,689 and $4,937, respectively. The Company amortized $1,461 and $4,384 during the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, it is fully amortized.

Also in August 2023, the Company paid the annual fees to OTC Markets for two categories of services. The fee was $9,780 and the Company amortized $815 and $5,705, respectively, of the fee during the three and nine months ended September 30, 2024. In October 2024, the Company paid the annual fee of $10,080 for the year from November 2024 to October 2025. The Company amortized $2,520 and $7,560, respectively, of the fee during the three and nine months ended September 30, 2025, leaving a remaining prepaid balance of $840 as of September 30, 2025.

In March 2025, the Company upgraded the OTC Markets services and paid the annual fee of $9,300 for the period from March 2025 to February 2026. The Company amortized $2,325 and $5,425 for the three and nine months ended September 30, 2025 leaving a remaining prepaid balance of $3,873 as of September 30, 2025.

As of September 30, 2025, the balance of prepaid expenses was $4,713.

NOTE 6. Intangible Assets

As of September 30, 2025, the net book value of the intangible assets was $18,042,980, which was made up of the assets described below.

Software to be Sold, Leased, or Marketed

In March 2023 the Company paid, through OAG (a related party), $84,000 to Oktane Media, a Company owned by Ken Park, the Company’s Chief Marketing Officer, for Nodalium Channel Partnership Agreement & Transaction Costs, through which the Company obtained a certain license that allowed the Company to resell the license. The license fee covered one year. The asset was amortized over the twelve months starting in April 2023. The Company amortized $0 and $21,000 during the three and nine months ended September 30, 2025 and 2024, respectively. The asset was fully amortized as of September 30, 2025.

Internal-use Software

In January 2023, the Company entered into a service agreement with Nodalium, Inc. (“Nodalium”) through which Nodalium would provide workflow automation for the KYC and AML onboarding of gold reserves. The consideration for this project was $80,000. During the nine and three months ended September 30, 2025, the Company recognized amortization of $20,000 and $6,667, respectively, and the remaining balance of the assets was $20,000 as of September 30, 2025. Having participated in the planning and development of the Company’s Core Architectural Platform and Digital Asset Ecosystem, I-ON will further develop and expand upon the Nodalium technology by adding new AI and web3-based workflow management components that have been additionally developed by other technology partners like Instruxi Limited.

In March 2023, the Company signed an agreement with Instruxi Limited, through which Instruxi Limited was to build a technology stack for the tokenization of precious metal, mineral, and/or commodity asset rights for unextracted deposits. The technology stack allows the Company to provide specialist consultation, through its ION’s Digital Architecture & Hybrid Blockchain Platform. The Company paid $329,142 for this software. During the nine and three months ended September 30, 2025 the Company recognized amortization of $82,285 and $27,428, respectively, and the remaining value of the assets was $137,143 as of September 30, 2025.

In August 2025, the Company engaged Instruxi Limited to upgrade and modify its existing technology platform. The total cost of the project is estimated to be approximately $50,000. As of September 30, 2025, the Company had incurred costs of $30,000 related to the project, of which $6,000 was capitalized for upgrades. The project was not yet completed or ready for use as of the end of the reporting period, accordingly, no amortization has been recognized as of September 30, 2025.

The Company expects to record amortization of $34,096 for the remainder of 2025 and $125,047, $2,000, and $2,000 for the years ending December 31, 2026, 2027, and 2028, respectively.

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

The Orebits AU Certificates have been determined to have an indefinite life, therefore no amortization has been recognized, instead the asset is evaluated for impairment in accordance with the Company’s policy for such. During the nine months ended September 30, 2025 no impairment was recognized, therefore as of September 30, 2025, the value of the indefinite-lived intangible assets were $17,879,837. As of September 30, 2025 489 Orebits AU Certificates were pledged as collateral for the Company’s loans payable (see NOTE 8).

NOTE 7. Related-Party Transactions

During 2023, the Company received $176,342 from IAC as consideration to acquire 803 shares of Series A Preferred Stock. The shares were issued in December 2024 therefore were recorded as Series A Preferred Stock to be issued as of March 31, 2024 (see NOTE 9).

As described in NOTE 6 the Company purchased certain intangible assets from related parties.

Through an entity controlled by Carlos Montoya, the Company’s CEO and controlling stockholder, Mr. Montoya currently pays substantially all the expenses for the Company’s operations and certain capital expenditures. For the nine months ended September 30, 2025 and 2024, the related party deposited cash into the Company and/or paid Company expenses of $440,341 and $815,061, respectively. The Company paid back $35,000 of the advances during the nine months ended September 20, 2025. These advances from the related party are repayable by the Company, unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances. As of September 30, 2025 and December 31, 2024, the balance due to this related party was $1,741,980 and $1,336,639, respectively.

During the nine months ended September 30, 2025, the Company, on behalf of one of its related parties, Oktane Media LLC (“Oktane”), owned by the Company’s Chief Marketing Officer, conducted the payroll process for Oktane. The Company paid Oktane’s employee payroll, payroll taxes and employee benefits in the amount of $476,884. The Company got reimbursed the same amount from Oktane during the nine months ended September 30, 2025, with an additional advance of $6,002. Oktane Media LLC also charged $44,000 for the services it performed for the Company during the nine months ended September 30, 2025, and the Company paid $44,000. As of September 30, 2025, the Company owed Oktane $6,002.

On March 30, 2023, the Company sub-leased its Enterprise Workflow/Intelligent Automation Platform, as allowed under a relicensing provision within that certain master software license agreement, to I-ON Acquisition Corp., an entity owned by Carlos Montoya, the Company’s Chief Executive Officer, for annual fees of $130,500. The Company received the full amount at contract inception and recorded it as deferred revenue, to be recognized into revenue over the twelve-month licensing period starting in April 2023, as the Company’s single performance obligation was to allow I-ON Acquisition Corp. to utilize the software during the license period. The Company recognized revenue of $0 and $32,625 for the nine months ended September 30, 2025 and 2024, respectively.

In September 2025, the Company received $118,900 in advances from Orebits Acquisition Group LLC. As of September 30, 2025, the balance due to OAG was $118,900.

NOTE 8. Loans Payable, in Default

In November 2023, the Company issued promissory notes in the amount of $550,000, with a maturity date at the earlier of one year or 30 days from the closing date of a registered security token offering which was a planned offering yet to be approved by the Securities and Exchange Commission. The promissory notes had an effective (bonus) interest rate of 100% of the note principal, therefore the Company was recording interest of $550,000 ratably over the term of the promissory notes. In addition, the Company issued 550,000 warrants to purchase shares of common stock to the holders of the promissory notes as additional consideration (see NOTE 9). The value of the warrants was $87,970, which was recorded as a debt discount and increase to additional paid in capital at note inception. Further, as additional consideration, upon the closing date of an ION Digital Registered Security Token Offering, the Company would be required to issue Registered Tokens, which would be derived from the Offering, at the sum of which was to be equal to two and one-half times the principal of the promissory notes. Said tokens, all or in part, were to be convertible into the Company’s common stock at a 20% discount to the prevailing bid price on the date that the lender issues to the Company a notice of conversion.

Effective November 1, 2024, all promissory notes were amended to extend the maturity date to July 1, 2025 and the Company was responsible to pay an additional interest amount that was 10% of the total amount due at the time of amendment, or $110,000. The Company accounted for this modification as a debt extinguishment, therefore this additional cost of financing was recorded as a loss on debt extinguishment during the year ending December 31, 2024. In conjunction with the amendment, the Company pledged 489 of their Orebits AU Certificates as collateral for the loans (see NOTE 6). Further, the Company assigned the obligation for the issuance of any Registered Tokens to a related party and the holders of the promissory notes released the Company from such obligation recorded in the original promissory notes.

For the nine and three months ended September 30, 2024, the Company recorded interest expenses of $412,877 and $138,630, respectively, and amortized debt discount of $65,979 and $21,993, respectively, into interest expense related to the loans payable. The debt discount was fully amortized and all interest due on the note was recognized as of December 31, 2024, therefore no interest expense was recorded during the nine and three months ended September 30, 2025.

As of September 30, 2025 the balance of the loans payable balance was $550,000 and the balance of the interest accrued was $660,000, all of which was in default as the July 1, 2025 maturity date had passed.

NOTE 9. Stockholders’ Equity

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

In May and September 2023, the Company received $100,000 and $71,342, respectively, for Series A preferred stock to be issued to IAC, a related party (see NOTE 7). The total of $171,342 was recorded as a liability because if the Company was not able to issue the stock, the funds would be returned. In September 2023, the Company decided to issue the stock and the total amount of $171,342 was reclassified to stock to be issued. In August 2023, the Company received an additional $5,000 from IAC for the stock to be issued. As of December 31, 2023 and September 30, 2024, the total shares of Series A preferred stock to be issued was 803 recorded at a value of $176,342.

During the year ending December 31, 2024, the Company recorded the issuance of their Series A Preferred Stock therefore increasing their Series A shares by 803 and reclassifying the value of $176,342 from Series A Preferred Stock to be issued to additional paid-in capital. As a result, as of December 31, 2024 and September 30, 2025, there were no shares of Series A preferred stock to be issued and no amount shown on the books.

As of September 30, 2025 there were 5,403 shares of Series A Preferred Stock issued and outstanding.

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

During the nine months ended September 30, 2025 and 2024, there were no Series B Preferred Stock transactions and as of September 30, 2025 and December 31, 2024 there were no Series B Preferred Stock issued and outstanding.

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

During the nine months ended September 30, 2025 and 2024 there were no Series C Preferred Stock transactions and as of September 30, 2025 and December 31, 2024 there were 745,000 Series C Preferred Stock outstanding.

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

During the nine months ended September 30, 2025 there were no Series E Preferred Stock transactions and as of September 30, 2025 there were no Series E Preferred Stock issued and outstanding.

Common Stock

During the nine months ended September 30, 2025 and 2024 there were no Common Stock transactions and as of September 30, 2025 and December 31, 2024, the Company had 31,106,234 shares of Common Stock issued and outstanding.

Warrants

In November 2023, the Company issued 550,000 warrants to purchase shares of Common Stock to the Holders of Promissory Notes as additional consideration for the loans (see NOTE 8). Pursuant to the underlying loan agreements, the warrant holders could purchase shares of Common Stock at the price of $0.07 per share. The total value of the warrants was $87,970 and the warrants were to expire on the maturity dates of the promissory notes. On November 1, 2024, 550,000 warrants were given up in a cashless exercise in exchange for 396,000 shares of Common Stock, therefore as of September 30, 2025, no warrants were issued or outstanding.

NOTE 10. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were available to be issued and determined the Company did not have any reportable subsequent events except the following:

In October 2025, the related party, Orebits Acquisition Group LLC, owned by the Company’s CEO, funded $80,000 for the Company’s operations.

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

Our unaudited interim financial statements for the nine months ended September 30, 2025 and 2024 and as of September 30, 2025 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2024, as filed in our annual report on Form 10-K.

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

Results of Operations

Net Sales

The sales for the nine months ended September 30, 2025 and 2024 were $356,335 and $32,625, respectively, and the sales for the three months ended September 30, 2025 and 2024 were $356,335 and $0, respectively. During the prior year, the Company subleased its license to a related party for one year from April 2023 through March 2024 for an annual fee of $130,500. The Company received the full amount and recorded it as deferred revenue which was recognized ratably into revenue over the twelve-month licensing period beginning in April 2023, thus explaining the $32,625 of sales to related parties for the nine months ended September 30, 2024.

In July 2025, the Company entered into a Master Treasury Lease and Custody Agreement (“MTLCA”) with GGBR Inc. (“GGBR”). Under the agreement, the Company facilitates the minting, issuance, and related management of gold-backed digital assets (“GoldFin Tokens”) supported by gold leased from GGBR Inc. The purpose of the arrangement is to support the Company’s digital treasury operations and tokenization platform and resulted in $356,335 worth of revenue during the nine and three months ended September 30, 2025. The reason of the significant change in revenue was the MTLCA commenced in July 2025, so no revenue was recognized in the first two quarters (See Notes 2 and 3 above).

Cost of Sales

The cost of sales for the nine months ended September 30, 2025 and 2024 were $0 and $21,000, respectively, and the cost of sales for the three months ended September 30, 2025 and 2024 were $0 and $0, respectively. The costs recognized in the prior year for the license subleased to a related party was recognized over the same period revenue was generated, from April 2023 through March 2024. The Company incurred no costs during the current year related to the MTLCA with GGBR.

Gross Profit

The gross profit for the nine months ended September 30, 2025 and 2024 was $356,335 and $11,625, respectively, and the gross profit for the three months ended September 30, 2025 and 2024 was $356,335 and $0, respectively. This was explained in the Net Sales and Cost of Sales discussion above.

Operating Expenses

Operating expenses consist of professional fees and general and administrative expenses.

Operating expenses for the nine months ended September 30, 2025 was $1,250,622, containing $437,289 of professional fees and $813,333 of general and administrative expenses. Comparing with the nine months ended September 30, 2024, the operating expenses were $771,208, containing $334,469 of professional fees and $436,739 of general and administrative expenses.

Operating expenses for the three months ended September 30, 2025 was $477,705, containing $127,348 of professional fees and $350,357 of general and administrative expenses. Comparing with the three months ended September 30, 2024, the operating expenses were $344,289, containing $142,890 of professional fees and $201,399 of general and administrative expenses.

The increase in operating expenses was due to overall growth efforts to expand the Company’s operations and offerings which resulted in increased professional fees, marketing expenses, travel expenses, computer and internet expenses, payroll expenses, and amortization during the three and nine months ended September 30, 2025.

Other Income (Expense)

For the three and nine months ended September 30, 2024, the Company had interest expenses of $160,623 and $478,856, respectively. There were no such expenses for the three and nine months ended September 30, 2025, as the Company obtained loans of $550,000, recorded with debt discount at inception, in November 2023, which was amortized over the original loan term of one year, thus the Company did not recognize any interest or amortization of debt discount after December 31, 2024.

For the three and nine months ended September 30, 2024, the Company exchanged 50 units of Orebits for 2 units of Bitcoin, resulting in a gain on exchange of intangible assets of $25,682, and sold the 2 units of Bitcoin for cash of $120,425 resulting in a gain on sale of intangible assets of $3,795. No similar transactions happened during the current year.

Liquidity and Capital Resources

As of September 30, 2025 the Company had its cash of $106,735 and a working capital deficit of $3,154,322. The Company’s limited cash balance and working capital deficit raise substantial doubt about its ability to continue as a going concern without additional financing.

Operating Activities

Net cash used in operating activities was $681,601 for the nine months ended September 30, 2025, compared to $745,920 used during the same period in 2024. The decrease was primarily attributable to a lower net loss of $894,287 in 2025 compared to $1,208,962 in 2024, partially offset by changes in accrued expenses, prepaid expenses, and other working capital accounts.

Investing Activities

Net cash used in investing activities was $6,000 for the nine months ended September 30, 2025, consisting primarily of platform upgrades to the Company’s ION Digital Hybrid Blockchain Platform. In the prior-year period, investing activities provided $94,743, mainly from proceeds related to the sale of intangible assets.

Financing Activities

Net cash provided by financing activities totaled $524,241 for the nine months ended September 30, 2025, compared to $815,061 in the same period in 2024. The decrease was primarily due to lower advances received from related parties during the current period. The Company continues to rely on related party funding to support ongoing operations and development activities

Liquidity Outlook

The Company expects to require approximately $1.0 million to $1.5 million in cash over the next 12 months to fund operations and platform development. Management believes that anticipated revenues from recently executed term sheets, together with continued related party support and potential capital raises, will provide sufficient liquidity to meet operating needs during this period. The Company intends to conduct one or more private placements during the remainder of 2025 to raise up to $100 million; however, there can be no assurance that such financing will be successfully completed.

Capital Resources

The Company does not have any material commitments for capital expenditures as of September 30, 2025. Management anticipates that future investments in technology and compliance infrastructure will be required as operations expand. The Company does not maintain any credit facilities or external lines of credit.

Known Trends and Uncertainties

The Company’s liquidity is primarily dependent on its ability to generate revenues from digital asset activities, secure related party funding, and raise additional capital. The execution of multiple term sheets in the third quarter of 2025 is expected to generate future fee-based revenues, subject to completion of related transactions. While management believes these developments represent a positive trend, the Company’s recurring losses, working capital deficit, and reliance on external financing continue to present uncertainties that may affect future liquidity and capital resources.

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

Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Exchange Act, our management, including our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2025, the last day of the period covered by this Quarterly Report. Based on this evaluation, our management, including our principal executive and financial officer, concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses identified, as previously disclosed in our Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and filed with the SEC on May 11, 2025, the following Risk Factors should also be considered:

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

Rule 10b-5(1) Trading Plans. During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Amendment to Certificate of Incorporation.

31.1	Certification of Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**	The certifications furnished herein are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2025
I-ON DIGITAL CORP.

	By:	/s/ Carlos X. Montoya
Carlos X. Montoya
Chairman, President (Principal Executive, Financial and Accounting Officer)

