Form 10-K
period 2025-12-31
I-ON Digital Corp.
filed 2026-04-15
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $23,330,000 based on the closing sales price of $0.75 on the OTC Markets. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of April 14, 2026 there were 34,106,234 shares of the registrant’s common stock outstanding.

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

Item 1. Business.

About I-ON

I-ON develops and provides solutions for digitizing and securitizing real-world assets (RWA). We convert fully documented proof of ownership into secure, asset-backed digital certificates, making it easier to establish value and enable financial transactions readily applicable to a wide range of asset types. Our platform uses a proprietary blockchain platform employing smart contracts, workflow automation, and artificial intelligence (AI) to digitize ownership records and geological data relative to recoverable gold, precious metals, and mineral asset reserves. These digital certificates allow value to be transferred through what is, essentially speaking, a newer class of financial instruments.

Within its commitment to “digitizing and securitizing” real-world assets, I-ON’s digitization process converts a range of related and pertinent records into secure digital format for easier management and increased operational efficiency, whereas securitizing the asset transforms an illiquid asset into tradable, regulated financial instruments, further enabling liquidity, risk transfer, and investment by third parties.

Strategy Overview

In late 2023, I-ON materially expanded its market presence by acquiring the legacy gold-backed assets, patent and patents-pending portfolio, trademarks, and core intellectual property of Orebits Corp. This acquisition allowed us to advance our product delivery capabilities and launch a new and expanded digital asset platform (DAP) that, in addition to facilitating the development of blockchain-based, asset-backed digital instruments, also serves as a market-ready digital interface platform for banks, broker-dealers, and other financial firms. The platform supports receiving, managing, settlement and reporting on digital assets.

In 2025, I-ON continued to develop its digital asset management capabilities, further allowing I-ON to enter multiple revenue producing third-party agreements. As we now look to grow our revenue generating client base, primarily with the deployment of our legacy IONau gold-backed digital asset, we will also explore opportunities in new markets and with a greater range of asset classes.

Products and Services

I-ON is, at its core, a financial technology company building a secure, transparent, and compliant digital asset ecosystem for institutions and investors – using its proprietary blockchain, smart contracts, and AI to verify ownership, confirm asset reserves (Proof-of-Reserves/POR), and ensure responsible handling of digital assets from the point of initial capture through settlement and reporting cycles. I-ON’s blockchain platform deploys its asset-backed digital certificates, by design, to carry recognized value, and continuously improve liquidity, while its zero-trust (“never trust, always verify”) security architecture supports the secure digitization of ownership records, mineral asset and assignment rights for proven gold and other precious metals reserves – converting them into compliant digital tokens that can be readily transferred or traded in the marketplace.

I-ON generates revenue through licensing fees, service charges, and transaction fees related to asset digitization, escrow and custody services, and a growing intellectual property portfolio, with offerings designed for adoption by established institutions in banking, financial services, and technology. Through strategic partnerships and a continued focus on data privacy and identity security, I-ON is working to modernize how sensitive digital-based financial data is managed, verified, and protected – further positioning itself as a recognized leader in secure digital identity solutions for banks, financial institutions, and fintech providers in both U.S. and international markets.

Competition

I-ON competes with a range of U.S. and global digital solutions providers, many of which have greater brand recognition and financial resources. As digital products and services become more prevalent across industries, competition is expected to grow. I-ON will need to continuously differentiate itself by improving its core platforms and staying ahead of industry developments.

Research and Development

Given the nature of our technology platform – which includes hybrid (public-private) blockchain and digital asset workflow systems – continuous research and development is a core priority. This is especially important as regulations around digital asset movement, custody, settlement, and reporting continue to evolve. I-ON will continue to build partnerships with service providers that meet high standards of integrity, expertise, and capability in developing our products and services. I-ON’s most recent developmental upgrades included capital investments in cross-chain interoperability designed to ensure data security and integrity across a range of institutional and agency blockchain-based delivery points.

Sales and Marketing

Our sales and marketing strategy focuses on two primary audiences. The first is claim holders with validated rights to proven gold reserves – gold that has been discovered and is economically viable to mine – who want to create digital representations of their ownership for buying, selling, trading, or using as collateral.

The second audience is institutional buyers and high-net-worth investors in banking and financial services who are interested in acquiring gold-backed digital assets for use in their investment portfolios. Further enhancing the growth potential within the banking and financial services sectors, is I-ON ability to license I-ON’s Digital Asset Platform for use in developing new digital asset classes, subject to meeting I-ON Digital’s compliance and servicing protocols.

As we now move beyond I-ON’s early-stage development, our marketing strategy has transitioned, beyond building awareness, to one of sharing actual client-user case and real time experiences. Beyond this, we will continue to employ target audience outreach and educational initiatives via digital channels and social media. We will place particular emphasis on reaching institutional clients with messaging centered on transparency, trust, compliance and service quality.

Market and Industry Analysis

In 2025, the digital asset industry continued to grow, driven by greater institutional acceptance and advances in technology. I-ON further positioned itself at the forefront of this expansion through continuous development of enhanced security, investment in strengthening and improving the performance of our digital asset architecture, and in focused product development, particularly in gold-backed digital securities.

The market for tokenizing real-world assets (RWA) is growing rapidly. Gold digitization is a particularly promising segment: by putting gold on a blockchain, it becomes easier to originate and settle transactions in real time, invest in and hold fractional amounts, and verify authenticity. These features are attractive to both institutional and retail investors, especially during periods of economic uncertainty and inflation.

I-ON has positioned itself as a leader in this space through its blockchain infrastructure, compliance framework (including identity verification and anti-money laundering protocols), and its direct gold-backed token model. Each token on our platform is linked to verified in-situ Gold Reserves with full transparency around custody and audits. Our compliance-first approach and enterprise-grade security increasingly make I-ON a trusted choice for clients seeking to operate in digital asset markets globally.

Intellectual Property

We actively protect and license our intellectual property related to digital asset infrastructure, including technologies for gold and precious metals digitization. Our strategy focuses on building a secure, fast, and institutional-grade ecosystem for digital securitization and banking. The Company plans to generate revenue from transaction fees and continues to grow its IP portfolio to support new financial models.

Our commercial success may increasingly depend in part on obtaining and maintaining patent protection, defending those patents against third-party challenges, and enforcing them against competitors and infringers. Our intellectual property is protected to the extent it is covered by valid patents or maintained as trade secrets — though there is no guarantee that pending applications will result in issued patents or that existing patents will fully protect us from competition.

We also rely on trade secrets, trademarks, service marks, trade names, copyrights, and licenses from third parties to protect our intellectual property.

Technology and Innovation

In 2025, I-ON expanded its foundational Digital Asset Platform to offer new services for banks and financial intermediaries, including improved asset management, custody, and digital securities reporting. This platform leverages our next generation blockchain technology to improve transaction security and processing speed.

Our technology also supports environmental sustainability by enabling gold reserves to be monetized without physical extraction. Through strategic partnerships, we continue to refine our platform to meet institutional and regulatory standards.

As the real-world asset tokenization market matures, success will depend on trust, transparency, and regulatory alignment. I-ON aims to be a first mover and long-term leader in gold digitization by combining blockchain innovation, regulatory compliance, and verified real-world asset backing in a single, cohesive platform.

Key differentiators in I-ON’s market position include:

Blockchain Infrastructure Built for Institutional Trust – I-ON’s platform uses distributed ledger technology with enterprise-grade infrastructure to create secure, permanent records of asset ownership and movement. This gives institutions and individual investors alike the confidence they need, particularly in gold markets where authenticity and custody are critical.

Compliance-Embedded Identity Verification – I-ON has built Know Your Customer (KYC) and Anti-Money Laundering (AML) protocols directly into its platform. This allows both institutions and individual investors to be onboarded, with related transaction history reported on in a compliant, verifiable way — addressing one of the biggest risks in the real-world asset instruments sector.

Gold-Backed Tokens Tied to Proven Reserves – Unlike synthetic tokens or loosely backed financial products, each I-ON token is cryptographically linked to a specific quantity of physical Gold Reserves, with full transparency around custody, reporting and auditing. Investors can be confident the digital asset reflects genuine, real-time tangible value.

Flexible Token Utility – I-ON’s gold-backed tokens are designed to be more than a store of value. By integrating with digital banking platforms, these tokens can be used in collateralized lending, payments, and foreign and domestic settlements — turning traditionally static gold holdings into an active financial tool.

Strategic Partnerships and Ecosystem – Through partnerships with technology providers, custodians, and blockchain infrastructure companies – including Instruxi and others – I-ON is building a scalable, interoperable, and compliance-focused ecosystem that bridges traditional commodity markets with modern digital finance.

To support and ensure confidence in the broader operational structure and execution capacity of I-ON, the company will continue to expand full-time staff, utilize independent contractors, and technical specialists who are committed provide hands-on support of corporate operations, blockchain infrastructure, and related IT systems.

Government Regulation

I-ON operates in a heavily regulated environment and must comply with a range of federal, state, and international regulations covering digital assets, data security, and privacy. We believe we are currently in compliance with applicable regulations and reporting requirements and have programs in place to maintain compliance going forward, including audits and monitoring systems designed to identify and address potential issues proactively.

The regulatory environment for digital assets and blockchain technology is changing rapidly, and new rules could materially affect our business. We are closely monitoring legislative and regulatory developments, particularly those related to the security, transferability, and monetization of digital assets.

To date, no regulatory actions or notifications have been filed against I-ON. We remain committed to maintaining high compliance standards and will continue to invest in our compliance capabilities to protect our operations and our shareholders.

Employees

As of December 31, 2025, I-ON had five total employees, four full-time and one part-time. I-ON’s ability to efficiently mange human capital expense is materially enhanced by its long-term strategic partnership with Instruxi Limited. Instruxi manages all phases of I-ON’s Digital Asset Ecosystem, inclusive of I-ON’s Blockchain platform, Smart Contract issuance and Tokenization. ION regularly engages dedicated professional Project Managers to lead critical business verticals in the areas CRM, Investor Relations, and Mineral Asset Acquisition & Management.

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

In 2025 I-ON executed multiple Business Services Agreements involving commercial deployment and distribution of ION.au. The subject commercial agreements involve the use of ION.au as a vault-based asset, licensed in support of gold-backed stablecoins further staked by third-party issuers, for collateral and pricing support, to I-ON’s Gold-backed Digital Asset. In the support of these contracts, I-ON utilizes a secure Digital Wallet and Custodial Services platform operated independently by UK-based Fireblocks. Of the principal ION.au backed token issuers, RAAC.io (pmUSD) and GGBR Goldfish (Goldfish), each compensates I-ON utilizing the London Market (LBMA) Gold Price on either of a yield-based and/or effective purchase price basis. Under a separate agreement with Toronto based Marshall Zehr, I-ON has authorized the use of ION.au for collateral hypothecation and/or Surety-based support for international lending transactions.

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

Risks Specific to Our Business

We have concluded that substantial doubt exists about our ability to continue as a going concern, and if we cannot raise additional capital or generate sufficient cash flows, we may be forced to significantly curtail or cease operations.

There is risk that we may be unable to realize our assets and discharge our liabilities in the normal course of business. We have incurred recurring losses and used significant cash in operations, and we expect to continue to incur losses as we develop and commercialize our platform. Our plans to raise additional capital, secure related-party funding, and execute additional commercial term sheets may not be successful or may be available only on terms that are highly dilutive or otherwise unfavorable. If we cannot obtain sufficient financing or generate adequate cash flows, we may have to significantly curtail, suspend, or cease operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and the going concern footnote to our consolidated financial statements for further details.

We have identified material weaknesses in our internal control over financial reporting; if we fail to remediate them timely and effectively, we could suffer additional errors in our financial statements, delayed SEC reporting, higher audit costs, and loss of investor confidence.

We have identified material weaknesses in our internal control over financial reporting related to an inadequate control environment, insufficient segregation of duties, limited IT controls, and limited accounting resources with U.S. GAAP and SEC reporting expertise. Until these weaknesses are remediated, there is an increased risk that errors in our financial statements may occur and not be prevented or detected on a timely basis. Remediation will require time, attention, and resources, including recruiting qualified personnel and enhancing policies and procedures. If we fail to remediate these weaknesses timely and effectively, we could experience errors in our financial reporting, delays in our SEC filings, increased audit and compliance costs, and loss of investor confidence. See Item 9A. “Controls and Procedures” for a discussion of identified material weaknesses and our remediation plans.

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

Our gold-backed digital certificates depend on third-party geological assessments, title records, and regulatory permissions that we do not control; if those inputs prove inaccurate or are later restricted, certificate values could be impaired and our revenue model could be materially adversely affected.

The value and enforceability of our gold-backed digital certificates depend on third-party geological assessments, title and lien searches, and regulatory permissions relating to underlying mineral rights and reserves that we do not control and may be difficult to verify. Reserve estimates can change due to updated studies, commodity-price movements, or regulatory or environmental constraints. If reserves are overstated, encumbered, or become uneconomic to develop, or if underlying rights are disputed, certificates could decline materially in value, we could face customer or counterparty claims, and we could be required to record impairment charges. We rely on third-party reports and do not use “proven” in a technical sense under mining disclosure standards applicable to operating mining companies; we are not a mining issuer and do not control underlying extraction. The concentration of intangible assets recognized from our Orebits-related AU certificates further increases the potential impact of any adverse change in these assumptions. See the intangible-assets note to our consolidated financial statements.

Demand for and the value of our gold-backed certificates are sensitive to the price of gold and to market dislocations that could adversely affect our revenues and results of operations.

Demand for and the value of our gold-backed certificates are sensitive to changes in the market price and liquidity of gold. Rapid declines in gold prices or dislocations between physical markets and digital-asset venues could reduce onboarding and/or require us to adjust pricing or collateralization terms, any of which could adversely affect our revenues and results of operations. Basis risk between physical gold markets and any venues on which our certificates may trade could further exacerbate volatility in certificate values. Sudden market dislocations could also trigger impairment charges related to our AU certificate holdings.

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

Our reliance on third-party service providers and technology vendors subjects us to risks outside our direct control.

We depend on third-party service providers for critical components of our operations, including cloud infrastructure, blockchain indexers and node operators, key-management providers, data-room and storage providers, KYC/AML vendors, payment processing, and custody or escrow agents. Any disruption, degradation, or breach affecting these providers could materially impair our ability to deliver services to our customers. Unilateral pricing changes, service deprecations, or compliance-program failures by these vendors could cause outages or compliance violations for us. We cannot guarantee that our third-party providers will maintain adequate security protocols, remain financially viable, or continue to offer their services on commercially reasonable terms. Many of our vendor agreements contain termination rights that could be exercised with limited notice, and our audit rights over vendor operations may be limited. A failure by any key vendor could result in service interruptions, financial losses, regulatory scrutiny, and reputational harm that could have a material adverse effect on our business, financial condition, and results of operations. Industry experience demonstrates that vendor compromises can result in indirect losses for companies in our sector. Substituting vendors may require material re-engineering and regulatory approvals, which cannot be completed rapidly.

Our ability to maintain banking relationships and broker-dealer partnerships is critical to our business, and termination or de-risking by key partners could materially disrupt our operations.

Our business model contemplates providing a digital front-end for banks and broker-dealers, and we rely on banking relationships for fiat on- and off-ramps. Partner de-risking, changes in risk appetite, or supervisory guidance could interrupt these relationships, delay integrations, or impose new control expectations that increase costs. Termination by a single key banking or broker-dealer partner could have disproportionate effects on our operations and ability to serve customers. Replacing such partners can be time-consuming and may not be available on comparable terms. Regulatory actions discouraging banks from doing business with digital-asset companies could further limit our access to critical financial services.

We face intense and growing competition from well-funded companies and established financial institutions entering the digital asset space.

The digital asset and blockchain technology industry is intensely competitive and rapidly evolving. We compete with a range of companies, from early-stage startups to large, well-capitalized technology companies and established financial institutions that have significantly greater financial, technical, marketing, and other resources than we do. Several major financial institutions, including banks, broker-dealers, and asset managers, have announced initiatives to offer digital asset trading, custody, and tokenization services. Additionally, previously unregulated digital asset platforms are increasingly seeking regulatory approvals to operate as licensed broker-dealers and exchanges. These competitors may be able to devote greater resources to research and development, marketing, and customer acquisition, and may be able to offer products and services at lower prices or with more attractive features. If we are unable to compete effectively, our market share, revenue, and growth prospects could be materially and adversely affected.

We depend on key personnel, and the loss of key executives or inability to attract qualified talent could adversely affect our business.

Our success depends in significant part upon the continued service of our senior management team and key technical personnel, who have specialized knowledge of our products, technologies, and industry. The loss of one or more of these individuals, or the inability to attract and retain additional qualified personnel, could delay or prevent the successful development and commercialization of our products and services. Competition for skilled employees in the blockchain and digital asset industry is intense, and we may not be able to attract or retain sufficient qualified personnel on acceptable terms. We do not maintain key-person life insurance policies on any of our executive officers. Any loss of key personnel could have a material adverse effect on our business, financial condition, and results of operations.

Cybersecurity breaches and data privacy violations could significantly disrupt our operations and expose us to financial liability and reputational harm.

Cybersecurity and data privacy are critical aspects of our operations, given our reliance on digital technologies to provide services and interact with clients. We face significant risks related to security breaches, data loss, and other cyber incidents that could compromise the integrity and confidentiality of our proprietary and customer data. Such incidents could expose us to legal penalties, financial losses, and reputational damage. Despite our efforts to enhance our cybersecurity measures and comply with applicable data protection laws, the inherent risks associated with cybersecurity breaches continue to pose a significant threat to our operations. As we expand our digital offerings, the potential vectors for attacks increase. A breach could result in substantial financial and reputational damage, including legal liabilities and erosion of customer trust. Our incident-response and disaster-recovery capabilities have limitations, including the possibility that data restoration points may not capture in-flight transactions or recent changes, creating a risk of partial data loss even after recovery. Third-party security audits and penetration tests reduce but do not eliminate residual risk, and adversaries may exploit zero-day vulnerabilities in widely used libraries or tools beyond our control. Our continued investment in advanced security measures and training is critical to mitigate these risks.

Additionally, the management and security of private cryptographic keys is essential to our operations and the safeguarding of any digital assets under our control or custody. If private keys are lost, destroyed, or compromised by third parties, we or our customers may be unable to access the associated digital assets, and such assets may be permanently unrecoverable. Unlike traditional financial assets, transactions on blockchain networks are generally irreversible, meaning that digital assets transferred as a result of a security breach cannot be recovered through conventional means. We do not currently maintain insurance coverage that would fully compensate us or our customers in the event of a loss of digital assets resulting from a cybersecurity incident, theft, or operational error. The absence of comprehensive insurance protection could expose us to significant financial losses in the event of a breach or other adverse event. Digitization is currently limited to unextracted in-ground gold reserves.

If we or our third-party custodians fail to safeguard customer digital assets, or if a custodian becomes insolvent and customer assets are not treated as bankruptcy-remote, we and our customers could suffer losses that our insurance would not cover, and we could face regulatory action and significant reputational harm.

If we hold or control customer digital assets or keys, we may be required to recognize corresponding safeguarding assets and liabilities and to maintain policies, procedures, and capital to support such obligations. We also rely on third-party custodians and wallet providers. In the event of a custodian failure or insolvency, customer assets may not be treated as bankruptcy-remote and could be delayed, frozen, or lost. Digital assets are not protected by FDIC insurance, SIPC, or similar regimes. Losses from a security breach, operational error, or insolvency event could exceed our insurance coverage, if any, and could result in customer claims, regulatory scrutiny, and reputational harm.

Rapid advancements in technology may outpace our current cybersecurity measures.

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

Smart contracts and blockchain protocols on which we rely may contain vulnerabilities or defects that could result in loss of assets or operational disruption.

Our products and services may interact with or rely upon smart contracts and blockchain protocols developed by us or by third parties. Smart contracts are self-executing code deployed on blockchain networks that, once deployed, typically cannot be modified. If a smart contract contains coding errors, design flaws, or unforeseen vulnerabilities, it could be exploited by malicious actors, resulting in the loss, theft, or freezing of digital assets, or the disruption of platform operations. The immutable nature of blockchain technology means that such errors may be difficult or impossible to correct once deployed. Furthermore, smart contract audits and code reviews, while valuable, cannot guarantee the identification of all vulnerabilities. We intend to follow a stated governance process for material smart-contract changes, but emergency patches may be deployed without advance notice. Unexpected network forks or splits could disrupt operations, and we may suspend certain activities pending clarity, which could cause delays or losses for customers. Any exploitation of smart contract vulnerabilities could result in significant financial losses, regulatory scrutiny, and reputational harm, and could have a material adverse effect on our business and results of operations.

Blockchain networks on which we operate are susceptible to attacks, including 51% attacks, double-spend attacks, and other forms of manipulation.

The integrity of blockchain networks depends on the decentralized consensus mechanisms that validate transactions. These networks are potentially vulnerable to various forms of attack, including 51% attacks (in which a single entity gains control of a majority of the network’s computing or staking power), double-spend attacks, selfish mining, and race condition attacks. A successful attack on a blockchain network could allow malicious actors to reverse transactions, prevent new transactions from being confirmed, or otherwise compromise the integrity of the network. Although certain blockchain networks have implemented measures to reduce the likelihood of such attacks, no assurance can be given that such measures will be effective. Any successful attack on a blockchain network that we rely upon could result in the loss or theft of digital assets, a loss of confidence in the network, and a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Securities Markets and Investments in Our Securities

Our executive officers and certain stockholders possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our current executive officers, directors and largest stockholders of the Company, held approximately 51% of the voting power of the outstanding shares of our capital stock as of December 31, 2024. These officers, directors and certain stockholders have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. This concentrated ownership enables them to control strategic transactions, the timing of capital raises, and board composition. The interests of our executive officers and certain shareholders may give rise to a conflict of interest with the Company and the Company’s other stockholders. Concentrated ownership may also reduce public float, limit trading liquidity, and make our common stock less attractive to certain institutional investors, which could constrain our ability to raise capital on favorable terms. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

We have engaged in transactions with related parties, and these transactions may not reflect arm’s-length terms; conflicts of interest could arise that our policies may not fully address.

We have engaged in transactions with related parties, including the contribution and valuation of AU certificates, and expect to continue to rely on related-party funding. These transactions may not reflect terms that would be available from unaffiliated third parties, and conflicts of interest could arise in the negotiation, valuation, or approval of such transactions. Although we maintain policies and intend to enhance board oversight of related-party matters, these measures may not eliminate actual or perceived conflicts, and we could face regulatory scrutiny or litigation. Future financing or asset transfers with affiliates could trigger heightened scrutiny and potential litigation risk.

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

Our common stock is quoted on OTC Markets under the symbol “IONI”. The liquidity of our common stock is very limited and is affected by our limited trading market. The OTC Market is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded. These trading limitations may also constrain our ability to raise capital on favorable terms, limit investor-relations engagement with institutional investors, and reduce the price stability that counterparties may require for integration partnerships.

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

There may be risks associated with us becoming public through a “reverse business combination.” Securities analysts of major brokerage firms and securities institutions may not provide coverage of us because there were no broker-dealers who sold our stock in a public offering that would be incentivized to follow or recommend the purchase of our common stock. The absence of such research coverage could limit investor interest in our common stock, resulting in decreased liquidity. No assurance can be given that established brokerage firms will, in the future, want to cover our securities or conduct any secondary offerings or other financings on our behalf. This lack of coverage may further constrain our ability to meet minimum investor-relations expectations of prospective institutional partners and limit our access to growth capital.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Securities Act. These rules, regulations and requirements are extensive. We may incur significant costs associated with our public company corporate governance and reporting requirements. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business. In particular, we expect to adopt new accounting guidance that will require certain crypto assets to be measured at fair value with changes recognized in earnings. This change may increase the volatility of our reported results and require additional valuation controls, data sources, and resources. If we hold AU certificates or other crypto assets on our balance sheet, our period-to-period results may fluctuate materially due to fair-value changes. If our controls and processes related to crypto-asset valuation are not effective, we could experience financial-reporting errors or delays.

The carrying amount of our intangible assets may be subject to impairment, which could result in material non-cash charges and impair our access to capital.

The carrying amount of our intangible assets—particularly AU certificates and acquired intellectual property—may be impaired if cash-flow assumptions, marketability, or legal enforceability change. Our financial statements and independent auditor’s report highlight intangible-asset impairment as a critical audit matter given the concentration of these assets. Impairment charges could be material and non-cash but could also impair our access to capital by reducing reported equity and signaling uncertainty to investors and lenders. See the significant-accounting-policies and intangible-assets notes to our consolidated financial statements for further information on the assumptions underlying our intangible asset valuations.

The federal and state tax treatment of our certificates and related transactions may be uncertain, and changes or clarifications could impose new withholding or information-reporting obligations.

The federal and state tax treatment of our certificates and related transactions may be uncertain, and changes or clarifications could impose new withholding, backup-withholding, or information-reporting obligations on us or distribution partners. Penalties can apply for failures even where interpretive uncertainty exists. Potential broker-reporting rules for digital assets could impose significant operational and compliance costs. If we expand into non-U.S. markets, we may face cross-border withholding or VAT/GST exposures. Any adverse tax determination or new reporting requirements could increase our costs, reduce customer demand, and have a material adverse effect on our business and results of operations.

“Penny Stock” rules may make buying or selling our common stock difficult.

Trading in our common stock has previously been subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from affecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock. These constraints may also limit our ability to raise capital on favorable terms and support the price stability that prospective institutional partners or counterparties may require for commercial engagements.

Adverse macroeconomic conditions, interest rate fluctuations, and geopolitical instability could negatively impact our business and the broader digital asset market.

Our business and the digital asset industry are sensitive to macroeconomic conditions, including inflation, rising interest rates, recession, and geopolitical instability. Periods of economic uncertainty may reduce investor appetite for speculative and emerging-technology investments, decrease trading volumes and digital asset valuations, and limit our ability to raise capital on favorable terms. Changes in interest rates may affect the attractiveness of digital assets relative to traditional fixed-income investments. Geopolitical events, including international conflicts, trade restrictions, and sanctions regimes, may disrupt financial markets and create volatility that could have a disproportionate impact on smaller companies such as ours. Any prolonged deterioration in macroeconomic conditions could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Intellectual Property Rights

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

Competitors may use our technologies in jurisdictions where we do not have, or where we do not pursue and obtain, patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from competing.

Further, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Additionally, many countries limit the enforceability of patent against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Further, patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

We may be subject to claims of intellectual property infringement by third parties, which could be costly and disruptive.

Third parties may assert patent, copyright, trademark, or other intellectual property claims against us, alleging that our technologies, products, or services infringe on their proprietary rights. The digital asset and blockchain technology industry has experienced an increase in intellectual property litigation as the sector matures and the number of issued patents grows. Defending against infringement claims, regardless of their merit, can be time-consuming and expensive and could divert management’s attention from our core business operations. If we are found to have infringed on a third party’s intellectual property rights, we may be required to pay substantial damages, obtain licenses, modify our products, or cease certain operations. Any of these outcomes could have a material adverse effect on our business, financial condition, and results of operations.

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

Our gold-backed digital certificates, related rights, or aspects of our platform could be deemed “securities” under U.S. federal or state securities laws, which could require registration, impose transfer restrictions, or require that certain activities be conducted by registered broker-dealers.

Our gold-backed digital certificates, related rights, or aspects of our platform could be deemed to involve “securities” under U.S. federal or state securities laws, which could require registration or qualification of offerings, impose transfer restrictions, or require that certain activities be conducted by registered broker-dealers or on registered or exempt trading systems. The regulatory analysis of whether a digital asset constitutes a security is complex, fact-specific, and continues to evolve. If regulators determine that any of our activities should have been registered or conducted differently, we could be subject to investigations, enforcement actions, rescission or damages claims, and penalties, and we might be required to suspend offerings or modify our products, distribution channels, or platform features, any of which could be costly and time-consuming. Delays or denials of necessary approvals from the SEC, FINRA, or state regulators could materially delay commercialization. We distinguish between our role and the roles of any broker-dealers or alternative trading systems with whom we may partner, but these distinctions may not be accepted by regulators.

Our interactions with a blockchain may expose us to specially designated nationals (“SDN”) or blocked persons and new legislation or regulation could adversely impact our business or the market for digital assets.

We are subject to economic and trade sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). OFAC requires us to comply with its sanctions program and not conduct business with persons named on its Specially Designated Nationals (“SDN”) list. Because blockchain transactions can obscure the identity of transacting parties through pseudonymity, there is a residual risk that we could, despite screening controls, inadvertently engage in a prohibited transaction with persons named on OFAC’s SDN list or other blocked or sanctioned parties. Our Company’s policy prohibits any transactions with such SDN individuals, and we take commercially reasonable steps to avoid such transactions through sanctions screening, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to our digital asset activities. Detection of a prohibited transaction can trigger frozen assets, disclosure obligations, and penalties even where intent is absent. Moreover, there is a risk that some bad actors will continue to attempt to use digital assets as a potential means of avoiding federally imposed sanctions, such as those imposed in connection with the Russian invasion of Ukraine. If a prohibited transaction occurs, we could be required to block or reject transactions, make regulatory reports, and face civil or criminal penalties, any of which could be costly and damage our reputation.

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

Certain activities we contemplate, including facilitating the movement of fiat currency into and out of wallets, converting between digital assets and fiat currency, and transmitting value among customer accounts, may require us or our vendors to register as a money services business with FinCEN and to obtain money transmitter or similar licenses in multiple U.S. states and territories, and failure to obtain or maintain required licenses could force us to suspend operations in particular states.

Certain activities we contemplate, including facilitating the movement of fiat currency into and out of wallets, converting between digital assets and fiat currency, and transmitting value among customer accounts, may require us or our vendors to register as a money services business (“MSB”) with the Financial Crimes Enforcement Network (“FinCEN”) and to obtain money transmitter or similar licenses in multiple U.S. states and territories. State licensing requirements vary, can be triggered by control or transmission of value even when done through vendors, and can include examinations, net-worth and bonding requirements, change-of-control approvals, and per-state product reviews. Licensing is complex, costly, and time-consuming, and requirements differ by jurisdiction. Failure to obtain or maintain required licenses could result in enforcement actions, fines, penalties, and the cessation of operations in certain jurisdictions. Additionally, the regulatory classification of digital asset activities continues to evolve, and activities that are not currently subject to licensing requirements may become so in the future, which could materially increase our compliance costs and affect our ability to offer certain products and services.

Our activities could be deemed to require registration under the Investment Company Act of 1940 or compliance with custody rules under the Investment Advisers Act of 1940, which could impose significant regulatory obligations and require us to restructure our operations.

Depending on how we structure our holdings and services, we could be deemed to be an investment company under the Investment Company Act of 1940 or to have custody under the Investment Advisers Act of 1940, which would impose significant registration, custody, capitalization, and compliance obligations. Given our concentration of intangible assets, our contemplated fee models, and the potential to hold digital assets on behalf of customers or partners, there is a risk that our activities could be characterized as investment company activity or that our relationships could bring us or our affiliates within the Advisers Act custody or qualified custodian rules. If our activities are found to require such registrations or compliance, we may be required to restructure or limit our operations, which could be costly and delay or reduce our growth.

We are exposed to counterparty and credit risk, and the failure of significant counterparties could adversely affect our financial condition.

In the course of our business, we may enter into agreements and transactions with various counterparties, including financial institutions, technology providers, digital asset exchanges, and other market participants. The failure of any significant counterparty to fulfill its contractual obligations could result in financial losses and disruption to our operations. The digital asset industry has experienced several high-profile counterparty failures, including the collapses of major exchanges and lending platforms, which have resulted in billions of dollars in losses across the industry. We may not be able to adequately assess the creditworthiness or financial stability of our counterparties, and the lack of comprehensive regulatory oversight in certain segments of the digital asset industry may increase counterparty risk. Any counterparty default could have a material adverse effect on our business, financial condition, and results of operations.

Failure to maintain effective internal controls could result in regulatory sanctions, loss of investor confidence, and a decline in the market price of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Item 9A. “Controls and Procedures,” we have identified material weaknesses in our internal controls. If we are unable to remediate these weaknesses effectively, we may be unable to produce accurate financial statements on a timely basis, which could result in regulatory sanctions, loss of investor confidence, and a decline in the market price of our common stock. Remediation of any material weakness could require significant time and resources. Several of our peer companies in the digital asset industry have disclosed material weaknesses in their internal controls, underscoring the heightened risk faced by smaller public companies operating in a rapidly evolving technological and regulatory environment.

Item 1B. Unresolved Staff Comments

Not applicable

Item 1C. Cybersecurity.

The Company is in the process of developing a comprehensive plan to assess, identify and manage risks for cybersecurity threats and expects to adopt such plan in the second quarter of 2026.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTC Markets under the trading symbol “IONI.” The following table lists the high and low sale information for our common stock as quoted on the OTC Markets for the fiscal years ended December 31, 2024 and 2025:

	Price Range
Quarter Ended	High ($)	Low ($)
December 31, 2025	$1.0000	$0.6000
September 30, 2025	$2.0000	$0.5700
June 30, 2025	$0.8300	$0.2800
March 31, 2025	$0.4100	$0.2000
December 31, 2024	$0.4900	$0.1500
September 30, 2024	$1.4700	$0.3500
June 30, 2024	$2.0700	$0.2200
March 31, 2024	$0.4800	$0.2000

The above quotations from the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Record Holders

The number of record holders of our common stock as of December 31, 2025, was approximately 700 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

Dividends

We have not paid or declared any cash dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities

None

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

In 2023 and 2024, I-ON continued to expand its market presence and plans for future product offerings. During this period, we notably acquired Orebits’ gold digitization patent and patent-pending portfolio, trademarks, brand marks, and core intellectual property (see Note 1 of the Notes to Financial Statements). This acquisition has allowed us to enhance our capabilities and broaden our plans for future service offerings, particularly through a new Digital Asset Platform (DAP) designed as a “digital front-end” for banks, broker-dealers, and other financial intermediaries. This platform supports the receipt, management, and reporting of digital assets, reinforcing our commitment to innovation in the banking, financial technology, and mineral asset industries.

The Real World Asset tokenization market is rapidly evolving, with gold digitization and asset-backed securities emerging as a standout segments. I-ON’s ability to unlock the liquidity of reserves still in the ground, enhance transparency, and offer fractional ownership of a time-tested store of value has positioned the company at the forefront of this movement by combining next-generation blockchain technology, robust compliance frameworks, and through its strategic technology partnerships with Instruxi Ltd, Chainlink, Fireblocks and other leading “web 3” technology providers, allowing to expand its service offering and enhance its gold digitization patents. I-ON’s technological edge has deepened its presence in the rapidly evolving RWA tokenization, asset digitization, and asset-backed digital assets marketplace.

Building on evolving capacity and momentum, I-ON expanded its Digital Asset Platform to serve banks and financial intermediaries with advanced tools for asset management, transaction processing, and digital securities reporting. The platform can now deliver faster, more secure blockchain-powered transactions, while also enabling the monetization of in-ground gold without physical extraction—supporting broader sustainable finance initiatives. Strategic partnerships and a regulatory-focused mindset continue to drive innovation, allowing I-ON to meet institutional standards while setting new benchmarks in digital asset infrastructure. These advancements are expected to fuel revenue growth and position I-ON as a long-term leader in the digitization and tokenization of real-world assets.

Results of Operations

Net Sales

The sales for the years ended December 31, 2025 and 2024 were $433,012 and $32,625, respectively. During the prior year, the Company subleased its license to a related party for one year from April 2023 through March 2024 for an annual fee of $130,500. The Company received the full amount and recorded it as deferred revenue which was recognized ratably into revenue over the twelve-month licensing period beginning in April 2023, thus explaining the $32,625 of sales to related parties for the year ended December 31, 2024.

In July 2025, the Company entered into a Master Treasury Lease and Custody Agreement (“MTLCA”) with GGBR Inc. (“GGBR”). Under the agreement, the Company enables GGBR’s minting, issuance, and management of gold-backed digital tokens (“Goldfish Tokens”) by providing its ION.au Gold-backed Digital Assets (“ION.au”) as collateral to back the Goldfish Tokens. The purpose of the arrangement is to support the Company’s digital treasury operations and tokenization platform and resulted in $433,012 worth of revenue during the year ended December 31, 2025. The reason of the significant change in revenue was the MTLCA commenced in July 2025, so no revenue was recognized under this arrangement in the prior year.

Cost of Sales

The cost of sales for the years ended December 31, 2025 and 2024 were $0 and $21,000, respectively. The costs recognized in the prior year for the license subleased to a related party was recognized over the same period revenue was generated, from April 2023 through March 2024. The Company incurred no costs during the current year related to the MTLCA with GGBR.

Gross Profit

The gross profit for the years ended December 31, 2025 and 2024 was $433,012 and $11,625, respectively. This was explained in the Net Sales and Cost of Sales discussion above.

Operating Expenses

Operating expenses consist of professional fees and general and administrative expenses.

Operating expenses for the years ended December 31, 2025 was $3,198,874, containing $2,034,686 of professional fees and $1,164,188 of general and administrative expenses. Comparing with the year ended December 31, 2024, the operating expenses were $1,293,730, containing $574,049 of professional fees and $719,681 of general and administrative expenses.

The increase in operating expenses was due to overall growth efforts to expand the Company’s operations and offerings which resulted in increased professional fees, travel expenses, computer and internet expenses, payroll expenses, and amortization during the year ended December 31, 2025.

Other Income (Expense)

For the year ended December 31, 2025, the Company recognized interest expense of $124,244, compared to $547,385 for the year ended December 31, 2024.

The interest expense relates to loans obtained in November 2023 totaling $550,000, which had initial maturity dates in November of 2024 and were recorded with a debt discount at inception of $87,970 that was amortized over the original one-year term ($76,974 recognized in 2024) and had bonus interest of $550,000 recognized over the one-year term ($470,411 recognized in 2024). Additionally, during 2024 the loans were amended to extend the maturity date to June 30, 2025 and the modification was recorded as a debt extinguishment, therefore there was additional interest of $110,000 recognized as a loss on debt extinguishment.

During 2025 no amortization of the debt discount was recorded, but there was penalty interest of $121,000 recognized as a result of the loans going into default during the year and the Company recognized $3,244 worth of interest in conjunction with entering into a new convertible note. During the year ended December 31, 2025, the Company also recorded a write-off of legal expenses of $6,114, which was recorded as a gain on debt extinguishment.

For the year ended December 31, 2024, the Company exchanged 50 units of Orebits for 2 units of Bitcoin, resulting in a gain on exchange of intangible assets of $25,682, and subsequently sold the 2 units of Bitcoin for cash proceeds of $120,425, resulting in a gain on sale of intangible assets of $3,795. No similar transactions occurred during the year ended December 31, 2025.

Liquidity and Capital Resources

As of December 31, 2025 the Company had its cash of $158,193 and a working capital deficit of $3,764,016. The Company’s limited cash balance and working capital deficit, along with recurring losses and cash used in operations, raise substantial doubt about its ability to continue as a going concern without additional financing.

Operating Activities

Net cash used in operating activities was $997,981 for the year ended December 31, 2025, compared to $1,055,135 used during the same period in 2024. The decrease was primarily attributable to a non-cash stock compensation of $1,359,250 in 2025 compared to no similar expense in 2024, partially offset by changes in accrued expenses, prepaid expenses, and other working capital accounts.

Investing Activities

Net cash used in investing activities was $19,334 for the year ended December 31, 2025, consisting primarily of platform upgrades to the Company’s ION Digital Hybrid Blockchain Platform. In the prior-year period, investing activities provided $120,425, mainly from proceeds related to the sale of intangible assets.

Financing Activities

Net cash provided by financing activities totaled $905,413 for the year ended December 31, 2025, compared to $1,168,730 in the year ended December 31, 2024. The decrease was primarily due to more repayments to related parties during the current year. The Company continues to rely on related party funding to support ongoing operations and development activities and makes payments to related parties as cash flows allow.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

I-ON Digital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of I-ON Digital Corp. as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of I-ON Digital Corp. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses, has reported cash used in operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intangible Assets Impairment (Note 2 and Note 6)

The Company evaluates intangible assets for impairment by first evaluating for impairment indicators, which requires significant judgment, and then, if necessary, completing a recoverability test to compare the carrying value of each asset with the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets, which can depend on estimates and assumptions. If the carrying amount is in excess of the undiscounted cash flows the Company calculates a fair value for the asset, which can also be based on subjectivity, estimates, and judgments, and ensures the carrying amount is not in excess of its fair value.

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

Revenue from Contracts with Customers (Note 2 and Note 3)

The Company’s primary source of revenue during fiscal year ended December 31, 2205 consisted of fees earned by deploying intangible assets under management to a third-party to provide ION.au gold-backed digital assets as collateral for digital tokens created by the third-party. The Company earns a revenue share based on third-party sales of the digital tokens and consideration paid by the third party includes cash and digital tokens that are leased back to the third-party.

During our audit we identified a risk of improper revenue recognition and a risk that digital asset transactions were improperly recorded, as the Company had entered into a new contract with a customer during the year under audit, which resulted in balances and disclosures that were material to the financial statements. In order to test the revenue recognition related to the contract, as well as the accounting for the digital tokens received as consideration, we had to analyze the contract in detail to evaluate it for proper accounting, as well as test the valuation of the noncash consideration received. The testing of this unique transaction required substantial audit effort to address the significant risks identified.

/s/ Mac Accounting Group & CPAs, LLP

We have served as I-ON Digital Corp.’s auditor since 2024.

Midvale, Utah

April 15, 2026

I-ON Digital Corp.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024

ASSETS

Current assets:
Cash and cash equivalents	$158,193	$270,095
Other receivable	27,137	-
Prepaid expenses	106,285	12,783
Total current assets	291,615	282,878

Non-current assets:
Intangible assets, net	18,022,219	18,139,265

Total non-current assets	18,022,219	18,139,265

Total Assets	$18,313,834	$18,422,143

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued expenses	$478,875	$92,559
Accrued interest	781,000	660,000
Deferred revenue	460	-
Due to related parties	2,088,652	1,336,639
Convertible notes payable, net of discount	-	-
Derivative liability	156,644	-
Loans payable, in default	550,000	550,000
Total current liabilities	4,055,631	2,639,198

Total liabilities	4,055,631	2,639,198

Commitments and contingencies

Stockholders’ Equity
Preferred stock Series A - $0.0001 par value; 6,000 shares designated; 5,403 shares issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Preferred stock Series E - $0.0001 par value; 100,000 shares authorized; 3,442 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Preferred stock Series C - $0.0001 par value; 910,000 shares designated; 595,000 and 745,000 shares issued and outstanding at December 31, 2025 and 2024, respectively	59	74
Common stock - $0.0001 par value; 250,000,000 shares authorized; 34,106,234 and 31,106,234 shares issued and outstanding at December 31, 2025 and 2024, respectively	3,411	3,111
Additional paid-in-capital	22,545,239	21,186,274
Accumulated deficit	(8,290,506)	(5,406,514)
Total stockholders’ equity	14,258,203	15,782,945

Total Liabilities and Stockholders’ Equity	$18,313,834	$18,422,143

See accompanying notes to the consolidated financial statements.

I-ON Digital Corp.

Consolidated Statements of Operations

	Years Ended December 31,
	2025	2024

Revenues	$433,012	$-
Net sales – related party	-	32,625
Total Revenues	433,012	32,625

Cost of sales	-	21,000
Gross profit	433,012	11,625

Operating expense:
Professional fees	2,034,686	574,049
General and administrative expenses	1,164,188	719,681
Total operating expenses	3,198,874	1,293,730

Income (loss) from continuing operations	(2,765,862)	(1,282,105)

Other income (expenses):
Interest expenses	(124,244)	(547,385)
Gain (loss) on debt extinguishment	6,114	(110,000)
Gain on sale of intangible assets	-	3,795
Gain on exchange of intangible assets	-	25,682
Total other income (expenses), net	(118,130)	(627,908)

Income (loss) before income taxes	(2,883,992)	(1,910,013)

Provision for income taxes	-	-

Net income (loss)	$(2,883,992)	$(1,910,013)

Net income (loss), basic and diluted	$(0.09)	$(0.07)

Weighted average number of common shares, basic and diluted	31,492,535	27,410,234

See accompanying notes to the consolidated financial statements.

I-ON Digital Corp.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2024 and 2025

			Preferred Stock
	Common Stock		Series A		Series A to be issued		Series E		Series C		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	27,410,234	2,741	4,600	-	803	176,342	-	-	910,000	91	21,010,285	(3,496,501)	17,692,958

Issuance of preferred stock – series A	-	-	803	-	(803)	(176,342)	-	-	-		176,342	-	-
Common stock issued for cashless warrant exercise	396,000	40		-	-	-		-	-	-	(40)	-	-
Series C preferred stock converted into common stock	3,300,000	330	-	-	-	-	-	-	(165,000)	(17)	(313)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,910,013)	(1,910,013)
Balance at December 31, 2024	31,106,234	3,111	5,403	-	-	-	-	-	745,000	74	21,186,274	(5,406,514)	15,782,945

Series C preferred stock converted into common stock	3,000,000	300	-	-	-	-	-		(150,000)	(15)	(285)	-	-
Issuance of stock for services	-	-	-	-	-	-	3,442	-			1,359,250	-	1,359,250
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,883,992)	(2,883,992)
Balance at December 31, 2025	34,106,234	$3,411	5,403	$-	-	$-	3,442	$-	595,000	$59	$22,545,239	$(8,290,506)	$14,258,203

See accompanying notes to the consolidated financial statements.

I-ON Digital Corp.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$(2,883,992)	$(1,910,013)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation (non-cash)	1,359,250	-
Amortization	136,380	170,714
Accretion of debt discount	-	76,974
Derivative recorded as loan fees	3,244	-
(Gain) loss on debt extinguishment	(6,114)	110,000
Gain on sale of intangible assets	-	(3,795)
Gain on exchange of intangible assets	-	(25,682)
Changes in operating assets and liabilities:
Other receivable	(27,137)	-
Prepaid expenses and other current assets	(93,502)	96,981
Accrued expenses	392,430	(8,100)
Accrued interest	121,000	470,411
Deferred revenue	460	(32,625)
Total net cash provided by (used in) operating activities	(997,981)	(1,055,135)

Cash flows from investing activities:
Proceeds from sale of intangible assets	-	120,425
Purchase of intangible assets	(19,334)	-
Total net cash provided by (used in) investing activities	(19,334)	120,425

Cash flows from financing activities:
Proceeds from convertible notes payable	153,400	-
Advances from related parties	1,367,407	1,351,104
Repayments to related parties	(615,394)	(182,374)
Total net cash provided by (used in) financing activities	905,413	1,168,730

Net increase (decrease) in cash and cash equivalents	(111,902)	234,020

Cash and cash equivalents, beginning of year	270,095	36,075

Cash and cash equivalents, end of year	$158,193	$270,095

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash flow information:
Write-off of fully amortized intangible assets no longer in use	$84,000	$-
Issuance of Series A preferred stock	$-	$176,342
Series C preferred stock converted into common stock	$300	$330
Debt discount recorded for convertible notes	$198,040	$-
Common stock issued for cashless warrant exercise	$-	$40

See accompanying notes to the consolidated financial statements.

I-ON Digital Corp.

Notes to Consolidated Financial Statements

NOTE 1. Organization and Operations

I-ON Digital Corp. (the “Company”) is engaged in providing digital-based enterprise solutions, including the digitization and custody of digital tokens and other asset-based digital securities on the block chain.

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

Basis of Consolidation

The consolidated financial statements include the accounts of I-On Digital Corp. and its wholly owned subsidiary Orebits. All significant intercompany transactions and balances have been eliminated in consolidation. Subsidiaries are entities over which the Company has control, typically through a majority voting interest. The Company consolidates entities in which it holds a controlling financial interest, as defined by Accounting Standards Codification (ASC) 810, Consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has reported recurring losses, cash used in operations, and has a net capital deficiency as of December 31, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2025, the Company believes that its investment in the development of ION Digital Hybrid Blockchain Platform will allow it to project and plan forward for a period of increasing revenues based on fee-driven digitization activities involving both closely held and third-party gold claims. During the third and fourth quarters of 2025 the Company concluded multiple revenue-based commercial agreements as previously contemplated. Consummation of these transactions resulted in an immediate increase in revenue, as recorded by the Company in 2025.

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

Revenue for the year ended December 31, 2024 ($32,625) were from related parties. See NOTE 7.

The Company’s primary source of revenue during the year ended December 31, 2025, consisted of fees earned by deploying assets under management under its Master Treasury Lease and Custody Agreement (“MTLCA”) with GGBR Inc. (“GGBR”). Under the MTLCA arrangement, the Company, performing in its role as the Lessor under the MTLCA, enables GGBR’s minting, issuance, and management of gold-backed digital tokens (“Goldfish Tokens”) by providing its ION.au Gold-backed Digital Assets (“ION.au”) as collateral to back the Goldfish Tokens. Under the MTLCA the Company’s single performance obligation is to provide vault access to the ION.au, however, the Company earns royalties on GGBR’s sales of Goldfish Tokens, therefore revenue is recognized when Goldfish Tokens are sold by GGBR, at the point at which the Company is entitled to receive consideration.

Consideration received in advance of Goldfish Token sales is recorded as a contract liability and recognized as revenue when the Company is entitled to receive consideration. For the year ended December 31, 2025, the Company recognized $433,012 in revenue under the MTLCA and as of December 31, 2025, 2024, and 2023, under the MTLCA the Company recorded no receivables and deferred revenue of $460, $0, and $0, respectively.

Cash and Cash Equivalents

The Company considers all money market funds and highly liquid financial investments with original maturities of three months or less when acquired to be cash equivalents. As of December 31, 2025 and 2024 we had no cash equivalents.

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

During the years ended December 31, 2025 and 2024 the Company recorded impairment losses on its long-lived assets and intangible assets of $0.

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

	December 31, 2025	December 31, 2024
Series A preferred stock convertible into 10,000 shares of common stock each	54,030,000	54,030,000
Series E preferred stock convertible into 500 shares of common stock each	1,721,000	-
Series C preferred stock convertible into 20 shares of common stock each	11,900,000	14,900,000
Convertible notes payable	364,044	-
Total common stock equivalents	68,015,044	68,930,000

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying values of the Company’s financial instruments, which includes cash, prepaid expense, and accrued expenses approximate their fair value due to their short maturities. The carrying amount of our debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us. The Company’s derivative liabilities are a Level 3 fair value measurement (see NOTE 9).

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 for the years ended December 31, 2025 and 2024.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash arising from its normal business activities. The Company has its cash in high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of December 31, 2025 and 2024 cash balances in excess of the FDIC limits were $0 and $20,095.

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

Advertising

Costs associated with advertising and promotions are expensed as incurred. The Company incurred $46,936 and $68,500 in advertising and marketing costs during the years ended December 31, 2025 and 2024, respectively.

Employee Stock-Based Compensation

The Company accounts for its share-based compensation in accordance with FASB ASC 718, Stock Compensation, which establishes a fair value method of accounting for stock-based compensation. The Company records stock compensation expense based on the grant-date fair value of the stock options or other equity-based compensation issued to employees and consultants, net of estimated forfeitures. The grant date fair value of a stock-based award is recognized as an expense over the requisite service period of the award on a straight-line basis.

For purposes of determining the variables used in the calculation of stock-based compensation, the Company performs an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted any fluctuations in these calculations could have a material effect on the results presented in our consolidated statements of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Recently Issued Accounting Pronouncements

On December 13, 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value with changes recognized in net income each reporting period. Additionally, ASU 2023-08 requires an entity to present crypto assets measured at fair value separately from other intangible assets in the balance sheets and record changes from remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. The new standard was adopted for its fiscal year beginning January 1, 2025. The adoption of ASU 2023-08 did not have a material impact on the Consolidated Financial Statements.

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

NOTE 3. Treasury Lease and Custody Agreement

In July 2025, the Company entered into a Master Treasury Lease and Custody Agreement with GGBR Inc. Under the agreement, GGBR agreed to lease, from the Company, up to 1,000,000 ION.au Gold-backed Digital Assets in connection with GGBR’s further issuance of tokenized digital assets. The purpose of the arrangement is to support GGBR’s digital treasury operations and independently operated and proprietary tokenization platform. The Company’s fulfillment capacity may be derived from closely held ION.au residing on the Company’s balance sheet and/or from third-party-owned ION.au assets controlled under management agreements.

Pursuant to the terms of the MTLCA, the Company retains ownership and/or management control of the underlying ION.au Gold-backed Digital Asset throughout the term of the lease. As a result, GGBR does not record the leased gold-backed digital asset as an asset on its own balance sheet. GGBR is responsible for managing the minting, issuance, and redemption of Goldfish Tokens, and pays the Company in exchange for the use of the ION.au’s which is equal to a percentage of the total Goldfish Token sales.

In accordance with the MTLCA consideration is paid to the Company in cash and in-kind, however, Goldfish Tokens earned by the Company are immediately loaned back to GGBR to be used in a liquidity pool managed and controlled by GGBR. Accordingly, while Goldfish Tokens were earned as of December 31, 2025, they were not recorded as intangible assets on the books and instead were recorded as an other receivable on the balance sheet, as they are to be returned to the Company when certain events occur in the future. As of December 31, 2025 and 2024 the other receivable recorded for Goldfish Tokens to be returned by GBBR was $27,137 and $0, respectively.

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

NOTE 5. Prepayments

Prepaid expenses consist primarily of advance payments for regulatory filing services, OTC Markets listing fees, and professional services. These costs are recognized as expense on a straight-line basis over the respective service periods.

EDGAR Filing Services

In August 2023, the Company entered into an agreement with M2 Compliance LLC (“M2”) to provide EDGAR filing services for a one-year term from August 19, 2023 through August 18, 2024 for an annual fee of $6,495. The Company recognized $2,436 of expense during the year ended December 31, 2023, representing approximately four and one-half months of service, with the remaining $4,059 recognized during the year ended December 31, 2024.

In August 2024, the Company renewed the agreement with M2 for the period from August 19, 2024 through August 18, 2025 for an annual fee of $7,015. The Company recognized $2,632 and $4,383 of expense during the years ended December 31, 2024 and 2025, respectively, leaving $0 and $4,383 recorded in prepaid expenses as of December 31, 2025 and 2024, respectively.

In October 2025, the Company paid $7,580 for EDGAR filing services covering the period from August 19, 2025 through August 18, 2026. The Company recognized $2,845 of expense during the year ended December 31, 2025, and recorded the remaining $4,735 as prepaid expenses as of December 31, 2025.

OTC Markets Fees

In August 2023, the Company paid annual OTC Markets fees totaling $9,780 for two categories of services covering a one-year period. The Company recognized $4,075 of expense during the year ended December 31, 2023, with the remaining $5,705 recognized during the year ended December 31, 2024.

In October 2024, the Company paid an annual OTC Markets fee of $10,080 covering the period from November 2024 through October 2025. The Company recognized $1,680 of expense during the year ended December 31, 2024, and $8,400 during the year ended December 31, 2025.

In March 2025, the Company paid an additional annual OTC Markets fee of $9,300 for another category of services covering the period from March 2025 through February 2026. The Company recognized $7,750 of expense during the year ended December 31, 2025, and recorded the remaining $1,550 as prepaid expenses as of December 31, 2025.

Professional Services Retainer

In December 2023, the Company engaged a consultant to perform patent-related services associated with its token business operations and paid a $100,000 retainer in advance. As of December 31, 2024, all services under this arrangement had been completed and the full retainer had been recognized as professional fees. No prepaid balance remained as of December 31, 2024.

In 2025, the Company paid a $25,000 retainer in connection with professional services related to its anticipated uplisting activities. As of December 31, 2025, this amount remained recorded as prepaid expenses, as the related services had not yet been fully rendered.

Token Deposit

In 2025, the Company paid a $75,000 deposit for the purchase of digital tokens. As of December 31, 2025, this amount was recorded as a prepaid asset, as the underlying tokens had not yet been delivered. Upon delivery, the deposit will be reclassified to the appropriate asset category in accordance with the Company’s accounting policy for digital assets.

Prepaid Expense Balance

As of December 31, 2025 and 2024, prepaid expenses were $106,285 and $12,783, respectively.

NOTE 6. Intangible Assets

As of December 31, 2025, the net book value of the intangible assets was $18,022,219, which was made up of the assets described below.

Software to be Sold, Leased, or Marketed

In March 2023 the Company paid, through OAG (a related party), $84,000 to Oktane Media, a Company owned by Ken Park, the Company’s Chief Marketing Officer, for Nodalium Channel Partnership Agreement & Transaction Costs, through which the Company obtained a certain license that allowed the Company to resell the license. The license fee covered one year. The asset was amortized over the twelve months starting in April 2023. The Company amortized $21,000 during the year ended December 31, 2024 and the asset was fully amortized as of December 31, 2024. During the year ended December 31, 2025 the asset was written off the books.

Internal-use Software

In January 2023, the Company entered into a service agreement with Nodalium, Inc. (“Nodalium”) through which Nodalium would provide workflow automation for the KYC and AML onboarding of gold reserves. The consideration for this project was $80,000. During the years ended December 31, 2025 and 2024, the Company recognized amortization of $26,667 and $40,000, respectively, and the remaining balance of the assets was $13,333 as of December 31, 2025.

In March 2023, the Company signed an agreement with Instruxi Limited, through which Instruxi Limited was to build a technology stack for the tokenization of precious metal, mineral, and/or commodity asset rights for unextracted deposits. The technology stack allows the Company to provide specialist consultation, through its ION’s Digital Architecture & Hybrid Blockchain Platform. The Company paid $329,142 for this software. During the years ended December 31, 2025 and 2024, the Company recognized amortization of $109,714 and $109,713, respectfully, and the remaining value of the assets was $109,715 as of December 31, 2025.

In August 2025, the Company engaged Instruxi Limited to upgrade and modify its existing technology platform. As of December 31, 2025, the Company had incurred costs of $50,000 related to the project, of which $19,334 was capitalized for upgrades. The project was not yet completed or ready for use as of the end of the reporting period, accordingly, no amortization has been recognized as of December 31, 2025.

The Company expects to record amortization of $131,715, $8,667, and $2,000 for the years ending December 31, 2026, 2027, and 2028, respectively.

Indefinite-lived Intangible Assets

In February 2023, ION Acquisition Corp., a company owned 100% by Carlos Montoya, the Company’s Chief Executive Officer and controlling stockholder, signed a purchase agreement with Nahla Jacobs and Nahla Saleh Jacobs Trust and Orebits Acquisition Group LLC, to purchase 180 Orebits AU Certificates, valued at $335,700. ION Acquisition Corp. paid $85,700 in cash and issued 1,136,364 shares of its common stock for the transaction. ION Acquisition Corp. then contributed the 180 Orebits AU Certificates to the Company. In October 2023, the Company assessed the value of the Orebits AU Certificates and determined there was an impairment of $8,199, reducing the asset value to $327,501 as of December 31, 2025.

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

The Orebits AU Certificates have been determined to have an indefinite life, therefore no amortization has been recognized, instead the asset is evaluated for impairment in accordance with the Company’s policy for such. During the years ended December 31, 2025 and 2024, no impairment was recognized, therefore as of December 31, 2025, the value of the indefinite-lived intangible assets were $17,879,837. As of December 31, 2025 489 Orebits AU Certificates were pledged as collateral for the Company’s loans payable (see NOTE 8).

NOTE 7. Related-Party Transactions

During 2023, the Company received $176,342 from IAC as consideration to acquire 803 shares of Series A Preferred Stock. The shares were issued during the year ended December 31, 2024 (see NOTE 10).

As described in NOTE 6 the Company purchased certain intangible assets from related parties.

Through an entity controlled by Carlos Montoya, the Company’s CEO and controlling stockholder, Mr. Montoya currently pays substantially all the expenses for the Company’s operations and certain capital expenditures. For the years ended December 31, 2025 and 2024, the related party deposited cash into the Company and/or paid Company expenses of $518,470 and $1,168,730, respectively. The Company paid back $56,938 of the advances during the year ended December 31, 2025. These advances from the related party are repayable by the Company, unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances. As of December 31, 2025 and 2024, the balance due to this related party was $1,798,171 and $1,336,639, respectively.

During the years ended December 31, 2025 and 2024, the Company, on behalf of one of its related parties, Oktane Media LLC (“Oktane”), owned by the Company’s Chief Marketing Officer, conducted the payroll process for Oktane. During the year ended December 31, 2025 and 2024, the Company paid Oktane’s employee payroll, payroll taxes and employee benefits in the amount of $558,456 and $182,374, respectively, and Oktane reimbursed the Company $650,037 and $182,374, respectively. As of December 31, 2025 and 2024, the Company owed Oktane $91,581 and $0, respectively.

On March 30, 2023, the Company sub-leased its Enterprise Workflow/Intelligent Automation Platform, as allowed under a relicensing provision within that certain master software license agreement, to I-ON Acquisition Corp., an entity owned by Carlos Montoya, the Company’s Chief Executive Officer, for annual fees of $130,500. The Company received the full amount at contract inception and recorded it as deferred revenue, to be recognized into revenue over the twelve-month licensing period starting in April 2023, as the Company’s single performance obligation was to allow I-ON Acquisition Corp. to utilize the software during the license period. The contract ended in March of 2024 therefore Company recognized revenue related to this arrangement of $0 and $32,625 for the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, the Company received $198,900 in advances from Orebits Acquisition Group LLC. As of December 31, 2025, the balance due to OAG was $198,900.

NOTE 8. Loans Payable, in Default

In November 2023, the Company issued promissory notes in the amount of $550,000, with a maturity date at the earlier of one year or 30 days from the closing date of a registered security token offering which was a planned offering yet to be approved by the Securities and Exchange Commission. The promissory notes had an effective (bonus) interest rate of 100% of the note principal, therefore the Company was recording interest of $550,000 ratably over the term of the promissory notes. In addition, the Company issued 550,000 warrants to purchase shares of common stock to the holders of the promissory notes as additional consideration (see NOTE 10). The value of the warrants was $87,970, which was recorded as a debt discount and increase to additional paid in capital at note inception. Further, as additional consideration, upon the closing date of an ION Digital Registered Security Token Offering, the Company would be required to issue Registered Tokens, which would be derived from the Offering, at the sum of which was to be equal to two and one-half times the principal of the promissory notes. Said tokens, all or in part, were to be convertible into the Company’s common stock at a 20% discount to the prevailing bid price on the date that the lender issues to the Company a notice of conversion.

Effective November 1, 2024, all promissory notes were amended to extend the maturity date to July 1, 2025 and the Company was responsible to pay an additional interest amount that was 10% of the total amount due at the time of amendment, or $110,000. The Company accounted for this modification as a debt extension, therefore this additional cost of financing was recorded as a loss on debt extension during the year ending December 31, 2024. In conjunction with the amendment, the Company pledged 489 of their Orebits AU Certificates as collateral for the loans (see NOTE 6). Further, the Company assigned the obligation for the issuance of any Registered Tokens to a related party and the holders of the promissory notes released the Company from such obligation recorded in the original promissory notes.

For the year ended December 31, 2024, the Company amortized debt discount of $76,974 into interest expense and as of December 31, 2024 the balance of the debt discount remaining was $0 and the loans payable balance was $550,000. During the year ended December 31, 2025, the maturity date passed and the Company incurred a 10% penalty on all amounts outstanding, for a total of $121,000 being recognized into interest expense, therefore, as of December 31, 2025 the balance of the loans payable was $550,000 and the balance of the interest accrued was $781,000, all of which were in default. Subsequent to December 31, 2025 the Company issues shares of their common stock and ION.au to extinguish all principal and interest amounts due under the loans payable (see NOTE 12).

NOTE 9. Convertible Promissory Note and Embedded Derivative

On December 31, 2025, the Company issued a convertible promissory note (the “Note”) to Crom Structured Opportunities Fund I, LP with a principal amount of $183,370 and received net cash proceeds of $153,400 after original issue discount and fees of $29,970 that were captured as a debt discount. The Note matures twelve months from the issuance date and includes a one-time interest charge of 8%, which is earned at issuance, therefore the note principal and the debt discount increased an additional $14,670. The Note may not be prepaid by the Company prior to maturity.

The Note is convertible, at the holder’s option, into shares of the Company’s common stock at a conversion price equal to 80% of the lowest closing market price of the Company’s common stock during the ten trading days immediately preceding the conversion date. The Company is required to reserve a specified number of shares for potential conversion and is subject to penalties if shares are not timely delivered upon conversion.

Because the conversion price is variable and based on the market price of the Company’s common stock, the embedded conversion feature is not considered indexed to the Company’s own stock. Accordingly, the embedded conversion feature is accounted for as a derivative liability in accordance with ASC 815, Derivatives and Hedging. The derivative liability is measured at fair value at issuance and remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

At issuance, the Company recorded a derivative liability of $156,644, of which $153,400 was recorded as a debt discount and $3,244 was recorded as loan fees in interest expense on the statement of operations. The debt discount, which includes the original issue discount, issuance costs, one-time interest, and the derivative allocation, is amortized to interest expense over the term of the Note using the effective interest method. For the year ended December 31, 2025, the Company recognized no interest expense related to the amortization of the debt discount and recorded no changes in the fair value of the derivative liability, as the note had been entered into on the reporting date.

The fair value of the embedded derivative is classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs, including assumptions related to expected volatility and conversion timing. The fair value of the derivative liability was determined using the Black-Scholes pricing model, which uses inputs that are sensitive to changes in the market price and volatility of the Company’s common stock. Conversion of the Note may result in significant dilution to existing shareholders.

The following assumptions were used in the Black-Scholes model during the year ended December 31, 2025:

Expected term	1 year
Volatility	161%
Expected dividend yield	0%
Risk-free interest rate	3.48%

During the year ended December 31, 2024 there were no derivative liabilities. The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2025:

Derivative liability balance at December 31, 2024	$-
Addition of new derivatives recognized as debt discounts	153,400
Addition of new derivatives recognized as loan fees	3,244
Derivative liability balance at December 31, 2025	$156,644

NOTE 10. Stockholders’ Equity

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

During the year ended December 31, 2024, the Company recorded the issuance of their Series A Preferred Stock therefore increasing their Series A shares by 803 and reclassifying the value of $176,342 from Series A Preferred Stock to be issued to additional paid-in capital. As a result, as of December 31, 2025 and 2024, there were no shares of Series A preferred stock to be issued and no amount shown on the books for shares to be issued.

As of December 31, 2025 and 2024 there were 5,403 shares of Series A Preferred Stock issued and outstanding.

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

During the years ended December 31, 2025 and 2024, there were no Series B Preferred Stock transactions and as of December 31, 2025 and 2024 there were no Series B Preferred Stock issued and outstanding.

Series C Preferred Stock

In December 2023, the Company established the Series C Preferred Stock with 910,000 authorized shares and a par value of $0.0001 per share. Each share is convertible into 20 shares of Common Stock. Initially, each share carried one vote per share; however, in February 2025, the Company amended the Certificate of Designation to provide voting rights of 20 votes per share.

During the years ended December 31, 2025 and 2024, the Company converted 150,000 and 165,000 shares of Series C Preferred Stock, respectively, into 3,000,000 and 3,300,000 shares of Common Stock, respectively, at a conversion ratio of 1-for-20.

As of December 31, 2025 and 2024, there were 595,000 and 745,000 shares of Series C Preferred Stock issued and outstanding, respectively.

Series E Preferred Stock

On January 5, 2025, the Company established the Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into 500 shares of Common Stock and votes on an as-converted basis, with 500 votes per share.

During the year ended December 31, 2025, the Company issued 3,442 shares of Series E Preferred Stock in exchange for professional services with a total fair value of $1,359,250. The fair value of the equity issued was determined based on the if-converted fair value of the Company’s common stock, and the related amount was recognized as operating expense in the consolidated statement of operations.

As of December 31, 2025 and 2024, there were 3,442 and 0 shares of Series E Preferred Stock issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 250,000,000 shares of Common Stock with a par value of $0.0001 per share.

During the year ended December 31, 2025, the Company issued 3,000,000 shares of Common Stock upon conversion of 150,000 shares of Series C Preferred Stock.

During the year ended December 31, 2024, the Company issued 396,000 shares of Common Stock for a cashless warrant exercise and issued 3,300,000 shares of Common Stock upon conversion of 165,000 shares of Series C Preferred Stock.

As of December 31, 2025 and 2024, the Company had 34,106,234 and 31,106,234 shares of Common Stock issued and outstanding, respectively.

Warrants

In November 2023, the Company issued 550,000 warrants to purchase shares of Common Stock to the Holders of Promissory Notes as additional consideration for the loans (see NOTE 8). Pursuant to the underlying loan agreements, the warrant holders could purchase shares of Common Stock at the price of $0.07 per share. The total value of the warrants was $87,970 and the warrants were to expire on the maturity dates of the promissory notes. On November 1, 2024, 550,000 warrants were given up in a cashless exercise in exchange for 396,000 shares of Common Stock, therefore as of December 31, 2025 and 2024, no warrants were issued or outstanding.

NOTE 11. Income Taxes

The Company had a net operating loss carryforward for tax purposes totaling $2,883,992 and $1,910,013, respectively, at December 31, 2025 and 2024.

According to current tax laws, the losses can be carried forward indefinitely.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Net operating loss carryforward	$(2,883,992)	$(1,910,013)
Effective tax rate	21%	21%
Deferred tax asset	605,638	401,103
Less: Valuation allowance	(605,638)	(401,103)
Net deferred asset	$-	$-

NOTE 12. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were available to be issued and determined that the following subsequent events occurred:

Subsequent to December 31, 2025, the Company successfully retired $1,331,000 of its outstanding debt including principal and interest under its loans payable, through the issuance of 489.50 ION.au Gold-backed Digital Assets.

Subsequent to December 31, 2025, the Company entered into four promissory notes totaling $724,240.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Insider Trading Arrangements and Related Disclosure

During the year ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Position

Carlos X. Montoya	67	Chairman, CEO, President, Director

Brad Hoffman	54	Director, Audit Committee member, IT Committee member

Patrick White	72	Director, Audit Committee Chair, Compensation Committee Co-Chair

Ken Park	58	Chief Marketing Officer, Director, Audit Committee Member, Chairman of the IT Committee

John Jubilee	65	Director, Audit Committee Member, Compensation Committee Co-Chair

Carlos X. Montoya is our CEO, President and Chairman of the Board, positions he has held since 2023. Mr. Montoya is the former President and CEO of Republic Bank of Chicago, is the Founder and Managing Member of Tall Ship Resource Development LLC and its affiliate, Tall Ship Partners Fund, LLC. Each is engaged in the development of U.S. and global markets, product & service enhancements, and expanded asset circulation opportunities for the ION.au Gold-backed Digital Asset. Mr. Montoya also serves as the manager and founder of MCM Advisors, LLC, a Bank and Financial Service-Bureau platform specializing in institutional level Banking, Capital and Strategic Advisory services. MCM is recognized for achieving several marketplace firsts in establishing an institutional-level Financial Ecosystem for the Orebits Digital Asset, incorporating a highly secure distributed ledger platform with global custody and treasury management services enabled by a blockchain interface for institutional level transaction capture, monitoring and reporting. A graduate of Loyola University of Chicago, Alpha Sigma Nu, Damen Honor Society Recipient; and University of Delaware, Stonier Graduate School of Banking. Past/ present Chairman, President & CEO, Founder or Trustee for numerous universities (Loyola University), hospitals (Loyola Medicine), banking institutions (Republic, AAB), museums (MNMC), theater groups (Goodman) and charitable organizations (Chicago Scholars). Past two-term Chairman of the Illinois Property Tax Appeals Board. Veteran, United States Coast Guard.

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

Patrick White has an MBA and B.S. in Accounting from Rochester Institute of Technology. Mr. White founded Document Security Systems, Inc. (NYSE:DSS), a security technology company, and served as its chief executive officer (“CEO”) and director from August 2002 until December 2012 and as its business consultant from 2012 to March 2015. During his term as CEO Mr. White , for 3 consecutive years DSS was named one of the “fastest-growing technology companies” ranking in North America published by Deloitte, one of the Big Four accounting and professional services firms, under its Technology Fast 500™ program. DSS reached a market cap valuation of over $340 million. Mr. White was a Financial Accountant for the Monroe County Government from April 2016 until May 2017. Mr. White also served as chief executive officer of VerifyMe, Inc. (NASDAQ:VRME) a technology company from July 2017 to March of 2023. Mr. White is the named inventor of 4 US technology Patents and he has raised over $100 million during his stints leading public companies. Mr. White has appeared on Fox Business News and has made investor and technology presentations all over the world. Mr. White is also a Mergers and Acquisitions expert as he acquired over 8 companies in a 25 year span. Since March of 2023, Mr. White has been operating a capital markets advisory company called, PubCo USA LLC.

John Jubilee is a director, and a visionary in digital health, wellness, and fintec. Mr. Jubilee launched a technology-driven mortgage platform called Kingdom Mortgage[GM1], building on a legacy of disruptive entrepreneurial ventures. As Founder and Chief Visionary Officer of WellWell USA, Inc., he revolutionized the $4.5T wellness industry with innovative digital health solutions. As COO and SVP of Corporate Strategy at XWELL, Inc. (NASDAQ:XWEL), he fueled growth through cutting-edge medical technology and health strategies. He co-founded XpresSpa, scaling over 50 global wellness retail locations, and launched MyDailyVita, a personalized supplement brand, and Energize Health, a telehealth platform. His expertise in scaling ventures and forging consumer-focused innovation strengthens I-ON Digital’s mission to bridge traditional finance (TradFi) and decentralized finance (DeFi) with blockchain-powered RWAs.

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

Our Board of Directors has an Audit Committee and a Compensation Committee. Neither committee has a charter. The Audit Committee’s Financial Expert is Director Patrick White. Director White also serves as Audit Committee Chair. We do not currently maintain a Nominating and Corporate Governance Committee primarily given the current size the Board.

Our Board met eleven times in 2025 and the Audit Committee met two times in 2025. The Compensation Committee was created in December 2025 and did not meet in 2025. None of the directors attended less than 75% of those meetings in the aggregate.

The Company did not hold an annual meeting of stockholders in 2025 so there was no meeting for the directors to attend.

Delinquent Section 16(a) Reports

Prior to 2025, the current management and members of the Board did not realize that the Company had a class of securities registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “1934 Act”). When the Company became aware of this, the persons subject to Section 16(a) of the 1934 Act promptly filed Forms 3 as required. Other than those filings, no director or executive officer failed to file any report required by Section 16(a) of the 1934 Act on a timely basis.

Insider Trading Policy

The Company adopted the I-ON Digital, Inc. Insider Trading Policy (the “Trading Policy”). The Trading Policy is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. The Trading Policy applies to all directors, officers and employees of the Company and covers any and all transactions in the Company’s securities.

Item 11. Executive Compensation

The following tables list the compensation of the Company’s principal executive officers for the years ended December 31, 2025 and 2024. The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Option Awards	All Other Comp. ($)	Total ($)
Carlos X. Montoya,	2025	-	-	-	-
Director; Principal Executive Officer and Principal Financial Officer, President (1)	2024	-	-	-	-

Ken Park,	2025	-	-	-	-
Director, Chief Marketing Officer (2)	2024	-	-	-	-

Pay versus Performance

The Company is not providing any information on pay versus performance because no executive officers received any compensation in 2025.

Compensation of Directors

None

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through to date.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during periods ended December 31, 2025 and December 31, 2024 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation Arrangements with Executive Management

There were no compensation contracts for any of the executives of the Company at the end of December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of the date of this Annual Report, the beneficial ownership of Common Stock for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (3) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock. As of April 14, 2026, there were 34,106,234 shares of Common Stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership (2)		Percent of Class (3)	Percent of Voting Power (4)
Officers and Directors
Carlos X. Montoya	Common Stock	56,325,660	(5)	62.29%	55.35%
Ken Park	Common Stock	0		–	–
Patrick White	Common Stock	305,001		0.89%	0.30%
John Jubilee	Common Stock	0		–	–
Brad Hoffman	Common Stock	0		–	–
Directors and Officers as a Group, (five persons) persons	Common Stock	56,630,661	(5)	62.62%	55.65%
Principal Stockholders
Orebits Acquisition Group (6)	Common Stock	11,949,660		20.80%	8.80%
I-ON Digital Acquisition Corp (7)	Common Stock	9,820,000		22.36%	9.65%
Rod Smith (8)	Common Stock	3,660,000		9.69%	3.60%
MC-ALX Corp. NFP (9)	Common Stock	2,544,840		7.46%	2.50%
Orebits (10)	Common Stock	2,700,000		7.92%	2.65%
Frank Rizzo (11)	Common Stock	2,506,000		6.84%	2.46%

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

(5) Amount includes 37,550,000 and 9,820,000 shares of Common Stock underlying the conversion of 3,755 and 982 shares of Series A Preferred Stock which is convertible into Common Stock at the rate of ten thousand (10,000) per share, held by Mr. Montoya and I-ON Digital Acquisition Corp., respectively, over which Mr. Montoya holds voting and dispositive control. Amount also includes 8.955.660 shares of Common Stock underlying the conversion of 447.783 shares of Series C Preferred Stock which is convertible into Common Stock at a rate of twenty (20) per share, held by Orebits Acquisition Group, which Mr. Montoya holds voting and dispositive control.

(6) Amount includes 8,955,660 shares of Common Stock underlying the conversion of 447,783 shares of Series C Preferred Stock which is convertible into Common Stock at a rate of twenty (20) per share, held by Orebits Acquisition Group.

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

(9) MC-ALX Corp. NFP, a private investment group that is unaffiliated with the Company has an address of 27652 Pleasure Ride Loop, Wesley Chapel, Florida, 33544

(10) Orebits has an address of 1244 N. Stone Street, Unit 3, Chicago, Illinois 60610

(11) Frank Rizzo has an address of 888 Biscaynne Blv #4103, Miami, Florida, 33132. Amount includes 1,000,000 shares of Common Stock underlying the conversion of 100 shares of Series A Preferred Stock which is convertible into Common Stock at the rate of ten thousand (10,000) per share and 1,506,000 shares of Common Stock underlying the conversion of 3,012 shares of Series E Preferred Stock which is convertible into Common Stock at the rate of five hundred (500) per share.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related-Party Transactions

During 2023, the Company received $176,342 from IAC as consideration to acquire 803 shares of Series A Preferred Stock. The shares were issued during the year ended December 31, 2024.

In March 2023 the Company paid, through OAG (a related party), $84,000 to Oktane Media, a Company owned by Ken Park, the Company’s Chief Marketing Officer, for Nodalium Channel Partnership Agreement & Transaction Costs, through which the Company obtained a certain license that allowed the Company to resell the license. The license fee covered one year. The asset was amortized over the twelve months starting in April 2023. The Company amortized $21,000 during the year ended December 31, 2024 and the asset was fully amortized as of December 31, 2024. During the year ended December 31, 2025 the asset was written off the books.

In February 2023, ION Acquisition Corp., a company owned 100% by Carlos Montoya, the Company’s Chief Executive Officer and controlling stockholder, signed a purchase agreement with Nahla Jacobs and Nahla Saleh Jacobs Trust and Orebits Acquisition Group LLC, to purchase 180 Orebits AU Certificates, valued at $335,700. ION Acquisition Corp. paid $85,700 in cash and issued 1,136,364 shares of its common stock for the transaction. ION Acquisition Corp. then contributed the 180 Orebits AU Certificates to the Company. In October 2023, the Company assessed the value of the Orebits AU Certificates and determined there was an impairment of $8,199, reducing the asset value to $327,501 as of December 31, 2024 and 2025.

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

Through an entity controlled by Carlos Montoya, the Company’s CEO and controlling stockholder, Mr. Montoya currently pays substantially all the expenses for the Company’s operations and certain capital expenditures. For the years ended December 31, 2025 and 2024, the related party deposited cash into the Company and/or paid Company expenses of $518,470 and $1,168,730, respectively. The Company paid back $56,938 of the advances during the year ended December 31, 2025. These advances from the related party are repayable by the Company, unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances. As of December 31, 2025 and 2024, the balance due to this related party was $1,798,171 and $1,336,639, respectively.

During the years ended December 31, 2025 and 2024, the Company, on behalf of one of its related parties, Oktane Media LLC (“Oktane”), owned by the Company’s Chief Marketing Officer, conducted the payroll process for Oktane. During the year ended December 31, 2025 and 2024, the Company paid Oktane’s employee payroll, payroll taxes and employee benefits in the amount of $558,456 and $182,374, respectively, and Oktane reimbursed the Company $650,037 and $182,374, respectively. As of December 31, 2025 and 2024, the Company owed Oktane $91,581 and $0, respectively.

On March 30, 2023, the Company sub-leased its Enterprise Workflow/Intelligent Automation Platform, as allowed under a relicensing provision within that certain master software license agreement, to I-ON Acquisition Corp., an entity owned by Carlos Montoya, the Company’s Chief Executive Officer, for annual fees of $130,500. The Company received the full amount at contract inception and recorded it as deferred revenue, to be recognized into revenue over the twelve-month licensing period starting in April 2023, as the Company’s single performance obligation was to allow I-ON Acquisition Corp. to utilize the software during the license period. The contract ended in March of 2024 therefore Company recognized revenue related to this arrangement of $0 and $32,625 for the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, the Company received $198,900 in advances from Orebits Acquisition Group LLC, an entity owned and controlled by Carlos Montoya, the Company’s CEO and controlling shareholder. As of December 31, 2025, the balance due to OAG was $198,900.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, in connection with the audit of our financial statements for the years ended December 31, 2025 and 2024, and any other fees billed for services rendered by our auditors during these periods. (must be confirmed)

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit fees	$105,000	$93,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$105,000	$93,000

During 2024 and 2025, the Audit Committee reviewed all audit and non-audit related fees and pre-approved all audit related services for the years ended December 31, 2025 and 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Number	Description
2.1	Agreement of Merger and Plan of Reorganization among Evans Brewing Company, Inc., I-ON Digital Corp., I-ON Acquisition Corp. and I-on Digital, Ltd. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 26, 2017, and incorporated herein by reference)

2.2	Sell-Off Agreement among Evans Brewing Company, Inc., Michael J. Rapport Trust, Evans Brewing Company, Inc. and EBC Public House, Inc. (previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2018, and incorporated herein by reference)

3.1	Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on July 3, 2013, and incorporated herein by reference)

3.2	Certificate of Amendment of Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on April 22, 2014, and incorporated herein by reference)

3.3	Certificate of Amendment of Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2015, and incorporated herein by reference)

3.4	Certificate of Amendment of Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2018, and incorporated herein by reference)

3.5	Certificate of Amendment of Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2019, and incorporated herein by reference)

3.6	By-laws of the Company (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on July 3, 2013, and incorporated herein by reference)

3.7	Certificate of Designations of Series C Convertible Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 18, 2023)

3.8	Certificate of Designations of Series E Convertible Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 7, 2025)

3.9	Certificate of Elimination of Series A Convertible Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed September 9, 2024)

3.10	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed September 9, 2024)

3.11	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 17, 2025)

3.12	Certificate of Amendment to Certificate of Designations of Series C Convertible Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 10, 2025)

4.2	Certificate of Designation of Rights and Preferences for Series A Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2015, and incorporated herein by reference)

4.3	Convertible Note Debenture in favor of Peak One Opportunity Fund, L.P., due August 13, 2021 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

4.4	Common Stock Purchase Warrant of Peak One Opportunity Fund, L.P. (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

10.1	Securities Purchase Agreement between the Company and Peak One Opportunity Fund, L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

10.2	Equity Purchase Agreement between the Company and Peak One Opportunity Fund, L.P. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

10.3	Registration Rights Agreement between the Company and Peak One Opportunity Fund, L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 28, 2018, and incorporated herein by reference)

10.4	Agreement of Merger and Plan of Reorganization (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2021, and incorporated herein by reference)

10.5	Amendment No. 1 to Agreement and Plan of Merger and Reorganization (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2021, and incorporated herein by reference)

10.6	Amendment No. 2 to Agreement and Plan of Merger and Reorganization (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2021, and incorporated herein by reference)

10.6	Series A Preferred Securities Purchase Agreement, dated as of September 28 2022 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

10.7	Series B Preferred Securities Contribution Agreement, dated as of September 28 2022 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

10.8	Promissory Note dated September 28, 2012 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

10.9	Stock Pledge and Escrow Agreement dated September 28, 2022 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

10.10	Equity Transfer Agreement among I-ON Digital Corp., I-On Communications Co., Ltd. and JFJ Digital Corp. (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 5, 2022, and incorporated herein by reference)

10.11	Form of Paid in Full and Final Settlement Agreement between the Registrant and various lenders dated February 16, 2026 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 23, 2026)

14.1	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed on September 27, 2017, and incorporated herein by reference)

19.1	Insider Trading Policy (previously filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and filed on June 6, 2024 and incorporated herein by reference)

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Furnished herewith.

** Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2026

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

Signature	Title	Date

/s/ Carlos X. Montoya	Chief Executive Officer	April 15, 2026
Carlos X. Montoya

/s/ Brad Hoffman	Director	April 15, 2026
Brad Hoffman

/s/ Patrick White	Director	April 15, 2026
Steve Aust

/s/ Ken Park	Director	April 15, 2026
Ken Park

/s/ John Jubilee
John Jubilee	Director	April 15, 2026

