Form 10-Q
period 2026-03-31
I-ON Digital Corp.
filed 2026-05-20
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 19, 2026, I-ON Digital Corp. had 34,106,234 shares of common stock, par value $0.0001 per share, outstanding.

I-ON Digital Corp.

Part 1 – Financial Information

Item 1. Financial Statements

I-ON Digital Corp.

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$193,012	$158,193
Other receivable	153,798	27,137
Prepaid expenses	85,340	106,285
Total current assets	432,150	291,615

Non-current assets:
Intangible assets, net	22,491,256	18,022,219

Total non-current assets	22,491,256	18,022,219

Total Assets	$22,923,406	$18,313,834

Liabilities and Stockholders’ Equity

Current liabilities
Accrued expenses	$274,000	$478,875
Accrued interest	-	781,000
Deferred revenue	-	460
Due to related parties	1,937,388	2,088,652
Convertible notes payable, net of discount	183,257	-
Derivative liability	790,312	156,644
Loans payable	-	550,000
Other current liabilities	1,331,000	-
Total current liabilities	4,515,957	4,055,631

Total liabilities	4,515,957	4,055,631

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock - $0.0001 par value; 5,000,000 shares authorized
Preferred stock Series A - $0.0001 par value; 6,000 shares designated; 5,403 shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Preferred stock Series E - $0.0001 par value; 100,000 shares authorized; 3,442 shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Preferred stock Series C - $0.0001 par value; 910,000 shares designated; 595,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	59	59
Common stock - $0.0001 par value; authorized 250,000,000 shares; 34,106,234 shares issued and outstanding at March 31, 2026 and December 31, 2025	3,411	3,411
Additional paid-in-capital	22,545,239	22,545,239
Accumulated deficit	(4,141,260)	(8,290,506)
Total stockholders’ equity	18,407,449	14,258,203

Total Liabilities and Stockholders’ Equity	$22,923,406	$18,313,834

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31 2025

Revenue	$27,000	$-

Operating expenses:
Professional fees	222,324	172,914
General and administrative expenses	195,815	175,495
Total operating expenses	418,139	348,409

Income (loss) from operations	(391,139)	(348,409)

Other income (expense):
Yield income	274,711	-
Interest expense	(42,120)	-
Interest expense – debt discount	(183,257)	-
Change in FV of derivative liabilities	(14,248)	-
Gain on exchange of intangible assets	4,064,680	-
Gain on settlement of debt	440,619	-
Total other income (expense)	4,540,385	-

Income (loss) before income taxes	4,149,246	(348,409)

Provision for income taxes	-	-

Net income (loss)	$4,149,246	$(348,409)

Net income (loss) per share - basic	$0.12	$(0.01)
Net income (loss) per share - diluted	$0.04	$(0.01)

Weighted average number of shares outstanding -basic	34,106,234	31,106,234
Weighted average number of shares outstanding - diluted	107,523,228	31,106,234

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2026 and 2025

			Preferred Stock						Additional		Total Company
	Common Stock		Series A		Series C		Series E		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2024	31,106,234	$3,111	5,403	$-	745,000	$74	-	$-	$21,186,274	$(5,406,514)	$15,782,945

Net loss	-	-	-	-	-	-	-	-	-	(348,409)	(348,409)

Balance at March 31, 2025	31,106,234	$3,111	5,403	$-	745,000	$74	-	$-	$21,186,274	$(5,754,923)	$15,434,536

Balance at December 31, 2025	34,106,234	$3,411	5,403	$-	595,000	$59	3,442	$-	$22,545,239	$(8,290,506)	$14,258,203

Net income	-	-	-	-	-	-	-	-	-	4,149,246	4,149,246

Balance at March 31, 2026	34,106,234	$3,411	5,403	$-	595,000	$59	3,442	$-	$22,545,239	$(4,141,260)	$18,407,449

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Cash flows from operating activities:
Net income (loss)	$4,149,246	$(348,409)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization – intangible assets	36,262	34,095
Amortization of debt discount	183,257	-
Derivative recorded as loan fees in interest expense	42,120	-
Change in fair market value of derivative liabilities	14,248	-
Gain on exchange of intangible assets	(4,064,680)	-
Gain on settlement of debt	(440,619)	-
Changes in assets and liabilities
Prepaid expenses	20,945	(4,251)
Other receivable	(126,661)	-
Accrued expenses	(204,875)	14,067
Deferred revenue – related party	(460)	-
Due to related party	-	17,036
Total net cash provided by (used in) operating activities	(391,217)	(287,462)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	577,300	-
Repayment to related party	(297,006)	-
Advances from related parties	145,742	206,787
Total net cash provided by (used in) financing activities	426,036	206,787

Net increase (decrease) in cash and cash equivalents	34,819	(80,675)

Cash and cash equivalents, beginning of period	158,193	270,095

Cash and cash equivalents, end of period	$193,012	$189,420

Supplemental disclosure of cash flow information:
Continuing operations:
Interest paid	$-	$-
Taxes paid	$-	$-
Non-cash financing activities:
Settlement of bridge loans and accrued interest using ION.au units	$1,331,000	$-
pmUSD Tokens received and held on behalf of third-party	$1,331,000	$-
Debt discount recorded for derivative liability	$577,300	$-
Debt discount recorded for original issuance discount and loan fees	$204,880	$-

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2026

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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2026 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern.

For the quarter ended March 31, 2026, the Company reported net income of $4,149,246, primarily attributable to a gain recorded on the exchange of intangible assets. However, the Company has experienced recurring losses from operations, negative operating cash flows, and reported a working capital deficiency as of March 31, 2026. The net income recognized during the current period is non-recurring in nature and does not reflect an improvement in the Company’s underlying operating performance. Accordingly, these factors, when considered in the aggregate, continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of March 31, 2026, the Company continues to invest in the development of the ION Digital Hybrid Blockchain Platform and believes such investments will support future revenue growth through fee-based digitization activities involving both closely held and third-party gold claims. During 2025, the Company entered into multiple revenue-generating commercial agreements, which contributed to increased revenues; however, such revenues have not yet been sufficient to achieve sustained profitability from operations.

The Company’s business strategy has evolved since new management assumed control in January 2023, including a focus on technology development and strategic acquisitions. Management intends to pursue additional capital raising activities, including potential private placements, to support ongoing operations and growth initiatives. There can be no assurance that the Company will be successful in obtaining additional financing on acceptable terms, or at all. In addition, the Company continues to rely on funding from related parties to support its operations. Management expects that such support will continue; however, there can be no assurance that it will be available when needed.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for contracts with customers. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company applies the following five-step model: (i) identification of the contract with a customer; (ii) identification of performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to performance obligations; and (v) recognition of revenue when or as performance obligations are satisfied.

The Company’s revenue during the three months ended March 31, 2026 consisted of fees earned by deploying assets under management under its Master Treasury Lease and Custody Agreement (“MTLCA”) with GGBR Inc. (“GGBR”). Under the MTLCA arrangement, the Company, performing in its role as the Lessor under the MTLCA, enables GGBR’s minting, issuance, and management of gold-backed digital tokens (“Goldfish Tokens”) by providing its ION.au Gold-backed Digital Assets (“ION.au”) as collateral to back the Goldfish Tokens. Under the MTLCA the Company’s single performance obligation is to provide vault access to the ION.au, however, the Company earns royalties on GGBR’s sales of Goldfish Tokens, therefore revenue is recognized when Goldfish Tokens are sold by GGBR, at the point at which the Company is entitled to receive consideration.

Consideration received in advance of Goldfish Token sales is recorded as a contract liability and recognized as revenue when the Company is entitled to receive consideration. For the three months ended March 31, 2026, the Company recognized $27,000 in revenue under the MTLCA, and as of March 31, 2026 and December 31, 2025, under the MTLCA the Company recorded no receivables and deferred revenue of $0 and $460, respectively.

Cash and Cash Equivalents

The Company considers all money market funds and highly liquid financial investments with maturities of three months or less when acquired to be cash equivalents. As of March 31, 2026 and December 31, 2025 there were no cash equivalents.

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

Digital assets are accounted for as indefinite-lived intangible assets; therefore, they are not amortized, but are assessed for impairment annually, or upon a triggering event that indicates it is more likely than not that the indefinite-lived intangible asset is impaired.

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

Earnings Per Share

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations. Basic earnings (loss) per share are computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and if such shares were dilutive, using the variable share method. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The Company had the following common stock equivalents:

	March 31, 2026	March 31, 2025
Series A preferred stock convertible into 10,000 shares of common stock each	54,030,000	54,030,000
Series E preferred stock convertible into 500 shares of common stock each	1,721,000	-
Series C preferred stock convertible into 20 shares of common stock each	11,900,000	14,900,000
Convertible notes payable	5,765,994	-
Total common stock equivalents	73,416,994	68,930,000

For the three months ended March 31, 2025, all potentially dilutive securities were excluded from the computation of diluted loss per share because their inclusion would have been anti-dilutive.

The following table sets forth the computation of diluted weighted-average common shares for the three months ended March 31, 2026:

Weighted-average common shares outstanding – basic	34,106,234
Incremental shares from common stock equivalents	73,416,994
Weighted-average common shares outstanding – diluted	107,523,228

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying values of the Company’s financial instruments, which includes cash, prepaid expense, and accrued expenses approximate their fair value due to their short maturities. The carrying amount of our debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us. The Company’s derivative liabilities are a Level 3 fair value measurement (see NOTE 10).

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

FASB ASC 740-10-25 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions pursuant to FASB ASC 740-10-25 for the three months ended March 31, 2026 and 2025.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash arising from its normal business activities. The Company has its cash in high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of March 31, 2026 and December 31, 2025, cash balances in excess of the FDIC limits were $0.

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

Segment Reporting

The Company operates as a single operating and reportable segment, a resource management expertise and services provider. Our Chief Executive Officer is our Chief Operating Decision Maker, (CODM) who evaluates performance and makes operating decisions about allocating resources (see NOTE 5).

Advertising

Costs associated with advertising and marketing expenses are expensed as incurred. The Company incurred $0 and $36,900 in advertising and marketing costs during the three months ended March 31, 2026 and 2025, respectively.

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

In accordance with the MTLCA consideration is paid to the Company in cash and in-kind, however, Goldfish Tokens earned by the Company are immediately loaned back to GGBR to be used in a liquidity pool managed and controlled by GGBR. Accordingly, while Goldfish Tokens were earned for the quarter ended March 31, 2025, they were not recorded as intangible assets on the books and instead were recorded as an other receivable on the balance sheet, as they are to be returned to the Company when certain events occur in the future. As of March 31, 2026 and December 31, 2025 the other receivable recorded for Goldfish Tokens to be returned by GBBR was $28,637 and $27,137, respectively.

NOTE 4. Yield Income

The Company entered into a Master Participation Agreement with Regnum Aurum Acquisition Corp. (“RAAC”) in September 2025, pursuant to which the Company deploys tokenized gold-backed assets to support the issuance of stablecoins and related decentralized finance (“DeFi”) yield-generating activities. Under this arrangement, the Company participates in the deployment of capital within the ecosystem and is entitled to a contractually defined share of the net yield generated.

For the three months ended March 31, 2026, the Company recognized yield income of $274,711 under this agreement. Of this amount, the Company received cash proceeds of $149,550, and the remaining $125,161 was retained within the RAAC ecosystem and is recorded as “other receivable” in the accompanying consolidated balance sheet as of March 31, 2026.

The Company presents yield income as other income in the consolidated statements of operations, as such income is not derived from contracts with customers and therefore is not within the scope of ASC 606, Revenue from Contracts with Customers. The Company recognizes this other income as it is earned based on its contractual participation in the underlying yield-generating activities. Significant judgment is required in determining the appropriate presentation and timing of recognition for such income.

NOTE 5. Segment Reporting

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

NOTE 6. Prepayments

Prepaid expenses consist primarily of advance payments for regulatory filing services, OTC Markets listing fees, and professional services. These costs are recognized as expense on a straight-line basis over the respective service periods.

EDGAR Filing Services

In August 2024, the Company renewed its agreement with M2 for EDGAR filing services for the period from August 19, 2024 through August 18, 2025, for an annual fee of $7,015. The Company recognized $1,754 of expense during the three months ended March 31, 2025.

In October 2025, the Company paid $7,580 for EDGAR filing services covering the period from August 19, 2025 through August 18, 2026. The Company recognized $1,895 of expense during the three months ended March 31, 2026, and recorded the remaining $2,840 and $4,735 as prepaid expenses as of March 31, 2026 and December 31, 2025, respectively.

OTC Markets Fees

In October 2024, the Company paid an annual OTC Markets fee of $10,080 covering the period from November 2024 through October 2025. The Company recognized $2,520 of expense during the three months ended March 31, 2025.

In March 2025, the Company paid an additional annual OTC Markets fee of $9,300 for a separate category of services covering the period from March 2025 through February 2026. The Company recognized $775 and $1,550 of expense during the three months ended March 31, 2025 and 2026, respectively.

In March 2026, the Company paid a semi-annual OTC Markets fee of $9,000 covering the period from March 2026 through August 2026. The Company recognized $1,500 of expense during the three months ended March 31, 2026, and recorded the remaining $7,500 as prepaid expenses as of March 31, 2026.

Professional Services Retainer

During 2025, the Company paid a $25,000 retainer for professional services related to its anticipated uplisting activities, which was recorded as a prepaid professional fee. During the three months ended March 31, 2026, the related services were performed, and the $25,000 retainer was fully recognized as professional fees expense. As of March 31, 2026, no prepaid professional fees related to this retainer remained outstanding.

Token Deposit

In 2025, the Company paid a $75,000 deposit for the purchase of digital tokens. As of March 31, 2026, this amount was recorded as a prepaid asset, as the underlying tokens had not yet been delivered. Upon delivery, the deposit will be reclassified to the appropriate asset category in accordance with the Company’s accounting policy for digital assets.

 Prepaid Expense Balance

As of March 31, 2026 and December 31, 2025, prepaid expenses were $85,340 and $106,285, respectively.

NOTE 7. Intangible Assets

As of March 31, 2026, the net book value of the Company’s intangible assets was $22,491,256, consisting of internal-use software and indefinite-lived intangible assets.

Internal-use Software

In January 2023, the Company entered into a service agreement with Nodalium, Inc. (“Nodalium”) to provide workflow automation for KYC and AML onboarding of gold reserves. The consideration for this project was $80,000. During the three months ended March 31, 2026, the Company recognized amortization expense of $6,667, and the remaining carrying value of the asset was $6,666 as of March 31, 2026.

In March 2023, the Company entered into an agreement with Instruxi Limited to build a technology stack for the tokenization of precious metal, mineral, and/or commodity asset rights for unextracted deposits. The Company paid $329,142 for this software. During the three months ended March 31, 2026, the Company recognized amortization expense of $27,428, and the remaining carrying value of the asset was $82,287 as of March 31, 2026.

In August 2025, the Company engaged Instruxi Limited to upgrade and modify its existing technology platform. As of March 31, 2026, the Company had capitalized $19,334 for upgrades related to the project. During the three months ended March 31, 2026, the Company recognized amortization expense of $2,167, and the remaining carrying value of the asset was $17,167 as of March 31, 2026.

Total amortization expense for intangible assets was $36,262 for the three months ended March 31, 2026.

The Company expects to record future amortization of $95,453, $8,667, and $2,000 for the years ending December 31, 2026, 2027, and 2028, respectively.

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of Orebits AU Certificates, also referred to as ION.au, pmUSD, and xPM, which are gold-backed digital assets. These assets have been determined to have an indefinite life and, accordingly, are not amortized but are evaluated for impairment in accordance with the Company’s accounting policy.

As of December 31, 2025, the carrying value of the Company’s indefinite-lived intangible assets was $17,879,837. During the three months ended March 31, 2026, the Company used 489.50 units of ION.au, with a carrying value of $890,381, to settle bridge loan obligations totaling $1,331,000, including principal and interest, resulting in a gain on the settlement of debt of $440,619 (see NOTE 9).

During the three months ended March 31, 2026, the Company received 1,331,000 units of pmUSD from a third party that had a fair value of $1,331,000 and which are required to be returned to the third party under the related arrangement; therefore, the Company recorded a corresponding liability within other current liabilities on the condensed consolidated balance sheets.

During the three months ended March 31, 2026, the Company exchanged 2,719 units of ION.au, with a historical carrying value of $4,945,750, for 9,000,000 units of pmUSD with a fair value of $8,968,500 and 1,000,000 units of xPM with a fair value of $41,930. The transaction was accounted for as an exchange of intangible assets, and the Company recognized a gain on exchange of intangible assets of $4,064,680, representing the excess of the fair value of the assets received over the carrying value of the ION.au surrendered.

As of March 31, 2026, the carrying value of the Company’s indefinite-lived intangible assets was $22,385,136. No impairment was recognized during the three months ended March 31, 2026.

NOTE 8. Related-Party Transactions

The Company has entered transactions with related parties in the normal course of business.

Advances from Related Party

Through an entity controlled by Carlos Montoya, the Company’s Chief Executive Officer and controlling stockholder, Mr. Montoya currently pays substantially all operating expenses and certain capital. During the three months ended March 31, 2026, the related party advanced $5,662 to the Company, and the Company repaid $100,000 of outstanding advances. These advances are unsecured, non-interest bearing, payable on demand, and there are no formal written agreements governing such arrangements.

As of March 31, 2026 and December 31, 2025, the balance due to this related party was $1,703,833 and $1,798,171, respectively.

Oktane Media LLC

The Company processes payroll and related expenses on behalf of Oktane Media LLC (“Oktane”), an entity owned by the Company’s Chief Marketing Officer, and is reimbursed by Oktane for such payments. During the three months ended March 31, 2026, the Company paid $197,006 on behalf of Oktane for payroll, payroll taxes, employee benefits and for other amounts owed, and Oktane reimbursed the Company $140,080 for such costs.

As of March 31, 2026 and December 31, 2025, the Company owed Oktane $34,655 and $91,581, respectively.

Orebits Acquisition Group LLC (“OAG”)

Orebits Acquisition Group LLC is an entity owned and controlled by the Company’s Chief Executive Officer.

As of December 31, 2025, the Company had received $198,900 in advances from Orebits Acquisition Group LLC. These advances are unsecured, non-interest bearing, payable on demand, and there are no formal written agreements governing such arrangements. There were no transactions with OAG during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the balance due to OAG was $198,900.

As of March 31, 2026 and December 31, 2025, the balances of Due to related parties were $1,937,388 and $2,088,652, respectively.

NOTE 9. Loans Payable

In November 2023, the Company issued promissory notes in the aggregate principal amount of $550,000, with a maturity date at the earlier of one year or 30 days following the closing of a planned registered security token offering. The promissory notes carried an effective (bonus) interest rate equal to 100% of the note principal. Accordingly, the Company recognized interest expense of $550,000 over the term of the promissory notes. In addition, the Company issued 550,000 warrants to purchase shares of common stock to the holders of the promissory notes as additional consideration (see Note 10). The fair value of the warrants of $87,970 was recorded as a debt discount with a corresponding increase to additional paid-in capital at issuance.

Effective November 1, 2024, the promissory notes were amended to extend the maturity date to July 1, 2025. In connection with the amendment, the Company incurred an additional financing cost equal to 10% of the total amount due at the time of amendment, or $110,000, which was recognized as a loss on debt modification during the year ended December 31, 2024. The Company also pledged 489 Orebits AU Certificates (ION.au) as collateral for the notes (see Note 7). In addition, the obligation to issue registered tokens was assigned to a related party, and the Company was released from such obligation by the note holders.

During the year ended December 31, 2025, the notes matured and remained unpaid, resulting in a default. The Company incurred an additional penalty of 10% on the outstanding balance, or $121,000, which was recognized as interest expense. As of December 31, 2025, the outstanding balance consisted of principal of $550,000 and accrued interest of $781,000, for a total of $1,331,000, all of which was in default.

Settlement of Loans Payable

During the three months ended March 31, 2026, the Company fully settled all outstanding promissory notes and related accrued interest. The total amount settled was $1,331,000, consisting of principal of $550,000 and accrued interest of $781,000.

The Company satisfied this obligation through the transfer of 489.50 units of ION.au, which had a carrying value of $890,381 at the time of settlement. As a result, the Company recognized a gain on settlement of debt $440,619, representing the difference between the carrying value of the liability extinguished and the carrying value of the assets transferred.

NOTE 10. Convertible Promissory Notes and Embedded Derivative Liabilities

On December 31, 2025, the Company issued a convertible promissory note (the “Crom Note”) to Crom Structured Opportunities Fund I, LP with a principal amount of $183,370 and received net cash proceeds of $153,400 after original issue discount and fees of $29,970 that were captured as a debt discount. The Crom Note matures twelve months from the issuance date and includes a one-time interest charge of 8%, which is earned at issuance, therefore the note principal and the debt discount increased an additional $14,670. The Crom Note may not be prepaid by the Company prior to maturity.

During the three months ended March 31, 2026, the Company issued four additional convertible promissory notes (the “Q1 2026 Notes”) with a total principal amount of $724,240 and received aggregate cash proceeds of $577,300 after original issue discounts and fees of $146,940 that were captured as a debt discount. The Q1 2026 Notes mature twelve months from the issuance dates and include a one-time interest charge of 8%, which is earned at issuance, therefore the Q1 2026 Notes principal and debt discount increased an additional $57,940. The Q1 2026 Notes may not be prepaid by the Company prior to maturity.

The Crom Note and the Q1 2026 Notes are convertible, at the holder’s option, into shares of the Company’s common stock at a conversion price equal to 80% of the lowest closing market price of the Company’s common stock during the ten trading days immediately preceding the conversion date. The Company is required to reserve a specified number of shares for potential conversion and is subject to penalties if shares are not timely delivered upon conversion.

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

On December 31, 2025, at issuance of the Crom Note, the Company recorded a derivative liability of $156,644, of which $153,400 was recorded as a debt discount and $3,244 was recorded as loan fees in interest expense on the statement of operations. During the three months ended March 31, 2026, when the Q1 2026 Notes were issued, the Company recorded a derivative liability of $619,451, of which $577,300 was recorded as a debt discount and $42,120 was recorded as interest expense on the statement of operations.

The debt discount recorded for all notes, which includes the original issue discount, issuance costs, one-time interest, and the derivative allocation, is amortized to interest expense over the term of each note using the effective interest method. For the three months ended March 31, 2026, the Company recognized $183,257 of interest expense related to the amortization of the debt discount and recorded a $14,248 loss for the change in the fair value of the derivative liability.

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

The following assumptions were used in the Black-Scholes model during the three months ended March 31, 2026:

Expected Term	0.75 – 0.99 Years
Volatility	155% - 163%
Expected Dividend Yield	0%
Risk-free interest rate	3.47% - 3.68%

The following table summarizes the change in the derivative liabilities during the three months ended March 31, 2026:

Derivative liability balance at December 31, 2025	$156,644
Addition of new derivatives recognized as debt discounts	577,300
Addition of new derivatives recognized as loan fees	42,120
Gain (loss) on change in valuation of derivative liability	14,248
Derivative liability balance at March 31, 2026	$790,312

NOTE 11. Stockholders’ Equity

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

During the three months ended March 31, 2026 and 2025 there were no shares of Series A Preferred Stock issued.

As of March 31, 2026 and December 31, 2025, there were 5,403 shares of Series A Preferred Stock issued and outstanding.

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

During the three months ended March 31, 2026 and 2025 there were no shares of Series B Preferred Stock issued.

As of March 31, 2026 and December 31, 2025, there were no shares issued and outstanding.

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

During the three months ended March 31, 2026 and 2025 there were no shares of Series C Preferred Stock issued.

As of March 31, 2026 and December 31, 2025, there were 595,000 shares of Series C Preferred Stock issued and outstanding.

Series E Preferred Stock

On January 5, 2025, the Company established the Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into 500 shares of Common Stock and votes on an as-converted basis, with 500 votes per share.

During the three months ended March 31, 2026 and 2025 there were no shares of Series E Preferred Stock issued.

As of March 31, 2026 and December 31, 2025, there were 3,442 shares of Series E Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.0001 per share.

During the three months ended March 31, 2026 and 2025 there were no shares of Common Stock issued.

As of March 31, 2026 and December 31, 2025, there were 34,106,234 shares of common stock issued and outstanding.

NOTE 12. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were available to be issued and determined that there were no material subsequent events requiring recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. Words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” and similar expressions are intended to identify forward-looking statements.

These statements are based on current expectations and assumptions and are subject to risks and uncertainties. Actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements except as required by law.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 have been prepared in accordance with U.S. GAAP and applicable SEC rules for interim financial reporting. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation have been included.

The results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Business Overview

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

Results of Operations

Revenue

For the three months ended March 31, 2026, the Company generated total revenue of $27,000, compared to $0 for the same period in 2025. The revenue recognized in 2026 consisted of revenue under a Master Treasury Lease and Custody Agreement (“MTLCA”) with GGBR Inc. (“GGBR”). Under the agreement, the Company enables GGBR’s minting, issuance, and management of gold-backed digital tokens (“Goldfish Tokens”) by providing its ION.au Gold-backed Digital Assets (“ION.au”) as collateral to back the Goldfish Tokens. The purpose of the arrangement is to support the Company’s digital treasury operations and tokenization platform and resulted in $27,000 worth of revenue during the three months ended March 31, 2026. The reason of the significant change in revenue was the MTLCA commenced in July 2025, so no revenue was recognized under this arrangement in the same period of prior year.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 were $418,139, compared to $348,409 for the same period in 2025. Operating expenses consisted primarily of professional fees and general and administrative expenses. The increase in operating expenses was primarily due to higher professional fees associated with regulatory, legal, and development activities, as well as increased general and administrative expenses to support the Company’s expanding operations.

Income (Loss) from Operations

The Company reported a loss from operations of $391,139 for the three months ended March 31, 2026, compared to a loss of $348,409 for the same period in 2025. The change in operating results was primarily driven by the recognition of revenue offset by an increase in operating expenses in the current period.

 Other Income (Expense)

For the three months ended March 31, 2026, the Company recognized other income consisting of yield income of $274,711, a gain on exchange of intangible assets of $4,064,680, a gain on settlement of debt of $440,619, a gain of $14,248 related to the change in fair value of derivative liabilities, and interest expense of $225,377 (including amortization of debt discount of $183,257). The yield income was recognized in connection with the Master Participation Agreement with RAAC. The gain on exchange of intangible assets was recognized in connection with the exchange of the Company’s ION.au gold-backed digital assets for pmUSD and xPM digital tokens. The gain on extinguishment of debt was due to the settlement of promissory notes using ION.au gold-backed digital assets and the interest expense and gain related to the change in fair value of derivative liabilities was due to new notes entered into during the period and subsequent valuation changes. No comparable amounts were recorded in the prior year period.

Net Income (Loss)

The Company reported net income of $4,149,246 for the three months ended March 31, 2026, compared to a net loss of $348,409 for the same period in 2025. The net income recognized in the current period was primarily attributable to non-recurring gains and does not reflect sustained operating profitability.

Liquidity and Capital Resources

Cash Position

As of March 31, 2026, the Company had cash and cash equivalents of $193,012, compared to $158,193 as of December 31, 2025.

Operating Activities

Net cash used in operating activities was $391,217 for the three months ended March 31, 2026, compared to $287,462 for the prior year period. The increase in cash used in operating activities was primarily attributable to changes in working capital accounts, including increases in other receivables and reductions in accounts payable and accrued expenses. The Company also recognized significant non-cash items during the current period, including a gain on exchange of intangible assets of $4,064,680, a gain on settlement of debt of $440,619, offset by the amortization of debt discount of $183,257, and amortization expense of $36,262. In addition, changes in deferred revenue also impacted operating cash flows during the period.

Investing Activities

The Company did not have any investing activities during the three months ended March 31, 2026 and 2025.

Financing Activities

Net cash provided by financing activities was $426,036 for the three months ended March 31, 2026 compared to $206,787 in the prior year period. For the three months ended March 31, 2026, the net cash provided was attributable to proceeds from convertible notes payable of $577,300 and advances from related parties of $145,742 offset by, repayments to related parties of $297,006. For the three months ended March 31, 2025, the net cash provided was due to advances from related parties of $206,787.

Liquidity Outlook

Although the Company reported net income for the current period, it continues to incur operating losses and negative cash flows from operations. The Company remains dependent on related party support and external financing to fund its operations. Management intends to pursue additional capital raising activities; however, there can be no assurance that such financing will be available on acceptable terms or at all.

 Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. Significant estimates include the valuation and impairment of digital assets, recognition and classification of digital asset yield income, fair value measurement of derivative liabilities, and the assessment of the Company’s ability to continue as a going concern.

Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2026, the last day of the period covered by this Quarterly Report.

Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in internal control over financial reporting that were previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Management continues to implement remediation efforts to address these material weaknesses; however, such efforts have not yet been completed.

Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our system of internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system are met.

The design of our control system reflects the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures or instances of fraud, if any, have been detected. These limitations include the possibility of human error, faulty judgment, breakdowns in processes, circumvention of controls by collusion, and management override of controls. In addition, the design of any control system is based in part on assumptions about the likelihood of future events, and there can be no assurance that any control system will succeed in achieving its objectives under all future conditions.

Changes in Internal Control over Financial Reporting

 There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A. Risk Factors

N/A

Item 2.	Unregistered Sales of Equity Securities

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Rule 10b-5(1) Trading Plans. During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1	Settlement Agreements with Certain Lenders (incorporated by reference to the Company’s Current Report on Form 8-K filed February 23, 2026 with respect to Item 1.01 and Exhibit 10.1 thereto).
31.1	Certification of Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**	The certifications furnished herein are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2026	I-ON DIGITAL CORP.

	By:	/s/ Carlos X. Montoya
Carlos X. Montoya
Chairman, President (Principal Executive, Financial and Accounting Officer)

