Form 10-Q
period 2026-06-30
I-ON Digital Corp.
filed 2026-08-19
CIK 1580490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 18, 2026, I-ON Digital Corp. had 34,106,234 shares of common stock, par value $0.0001 per share, outstanding.

I-ON Digital Corp.

Part 1 – Financial Information

Item 1. Financial Statements

I-ON Digital Corp.

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$318,658	$158,193
Other receivables	257,355	27,137
Due from related party	77,641	-
Prepaid expenses	153,945	106,285
Total current assets	807,599	291,615

Non-current assets:
Intangible assets, net	22,454,994	18,022,219

Total non-current assets	22,454,994	18,022,219

Total Assets	$23,262,593	$18,313,834

Liabilities and Stockholders’ Equity

Current liabilities
Accrued expenses	$258,082	$478,875
Accrued interest	3,306	781,000
Deferred revenue	-	460
Due to related parties	1,813,311	2,088,652
Note payable – current portion, net of discount	81,366	-
Convertible notes payable, net of discount	1,028,308	-
Derivative liability	878,021	156,644
Loans payable	-	550,000
Other current liabilities	1,331,000	-
Total current liabilities	5,393,394	4,055,631

Note payable – noncurrent, net of discount	26,889	-

Total liabilities	5,420,283	4,055,631

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock - $0.0001 par value; 5,000,000 shares authorized
Preferred stock Series A - $0.0001 par value; 6,000 shares designated; 5,403 shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Preferred stock Series E - $0.0001 par value; 100,000 shares authorized; 3,442 shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Preferred stock Series C - $0.0001 par value; 910,000 shares designated; 595,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	59	59
Common stock - $0.0001 par value; authorized 250,000,000 shares; 34,106,234 shares issued and outstanding at June 30, 2026 and December 31, 2025	3,411	3,411
Additional paid-in-capital	22,545,239	22,545,239
Accumulated deficit	(4,706,399)	(8,290,506)
Total stockholders’ equity	17,842,310	14,258,203

Total Liabilities and Stockholders’ Equity	$23,262,593	$18,313,834

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Revenue	$-	$-	$27,000	$-
Total revenue	-	-	27,000	-

Operating expenses:
Professional fees	129,732	137,027	352,056	309,941
General and administrative expenses	246,224	287,481	442,039	462,976
Total operating expenses	375,956	424,508	794,095	772,917

Income (loss) from operations	(375,956)	(424,508)	(767,095)	(772,917)

Other income (expense):
Yield income	150,401	-	425,112	-
Interest expense	(5,107)	-	(47,227)	-
Interest expense – debt discount	(246,768)	-	(430,025)	-
Change in FV of derivative liabilities	(87,709)	-	(101,957)	-
Gain on exchange of intangible assets	-	-	4,064,680	-
Gain on settlement of debt	-	-	440,619	-
Total other income (expense)	(189,183)	-	4,351,202	-

Income (loss) before income taxes	(565,139)	(424,508)	3,584,107	(772,917)

Provision for income taxes	-	-	-	-

Net income (loss)	$(565,139)	$(424,508)	$3,584,107	$(772,917)

Net income (loss) per share - basic	$(0.02)	$(0.01)	$0.11	$(0.02)
Net income (loss) per share - diluted	$(0.02)	$(0.01)	$0.04	$(0.02)

Weighted average number of shares outstanding -basic	34,106,234	31,106,234	34,106,234	31,106,234
Weighted average number of shares outstanding - diluted	34,106,234	31,106,234	109,415,193	31,106,234

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three and Six Months Ended June 30, 2026 and 2025

			Preferred Stock						Additional		Total Company
	Common Stock		Series A		Series C		Series E		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2024	31,106,234	$3,111	5,403	$-	745,000	$74	-	$-	$21,186,274	$(5,406,514)	$15,782,945

Net loss	-	-	-	-	-	-	-	-	-	(348,409)	(348,409)

Balance at March 31, 2025	31,106,234	3,111	5,403	-	745,000	74	-	-	21,186,274	(5,754,923)	15,434,536

Net loss	-	-	-	-	-	-	-	-	-	(424,508)	(424,508)
Balance at June 30, 2025	31,106,234	$3,111	5,403	$-	745,000	$74	-	-	$21,186,274	$(6,179,431)	$15,010,028

Balance at December 31, 2025	34,106,234	$3,411	5,403	$-	595,000	$59	3,442	$-	$22,545,239	$(8,290,506)	$14,258,203

Net income	-	-	-	-	-	-	-	-	-	4,149,246	4,149,246

Balance at March 31, 2026	34,106,234	3,411	5,403	-	595,000	59	3,442	-	22,545,239	(4,141,260)	18,407,449

Net loss	-	-	-	-	-	-	-	-	-	(565,139)	(565,139)
Balance at June 30, 2026	34,106,234	$3,411	5,403	$-	595,000	$59	3,442	$-	$22,545,239	$(4,706,399)	$17,842,310

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Cash flows from operating activities:
Net income (loss)	$3,584,107	$(772,917)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization – intangible assets	72,524	68,190
Amortization of debt discount	430,025	-
Derivative recorded as loan fees in interest expense	42,120	-
Change in fair market value of derivative liabilities	101,957	-
Gain on exchange of intangible assets	(4,064,680)	-
Gain on settlement of debt	(440,619)	-
Changes in assets and liabilities:
Prepaid expenses	(47,660)	2,348
Other receivable	(230,218)	-
Accrued expenses	(220,793)	33,922
Accrued interest	3,306	-
Deferred revenue – related party	(460)	-
Due to related party	-	26,630
Total net cash provided by (used in) operating activities	(770,391)	(641,827)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	1,175,650	-
Proceeds from notes payable	109,200	-
Repayment to note payable	(1,012)	-
Repayment to related party	(613,033)	-
Advances from related parties	260,051	421,822
Total net cash provided by (used in) financing activities	930,856	421,822

Net increase (decrease) in cash and cash equivalents	160,465	(220,005)

Cash and cash equivalents, beginning of period	158,193	270,095

Cash and cash equivalents, end of period	$318,658	$50,090

Supplemental disclosure of cash flow information:
Continuing operations:
Interest paid	$1,733	$-
Taxes paid	$-	$-
Non-cash financing activities:
Settlement of bridge loans and accrued interest using ION.au units	$1,331,000	$-
pmUSD Tokens received and held on behalf of third-party	$1,331,000	$-
Debt discount recorded for derivative liability	$577,300	$-
Debt discount recorded for original issuance and loan fees	$207,679	$-

See accompanying notes to unaudited condensed consolidated financial statements.

I-ON Digital Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2026

NOTE 1: Organization and Operations

I-ON Digital Corp. (the “Company”) is engaged in providing digital-based enterprise solutions, including the digitization, management and custody of digital tokens and other asset-backed digital securities using blockchain technology. The Company also engages in digital asset treasury activities, including the deployment, exchange and management of gold-backed and other digital assets under contractual arrangements designed to generate yield and support tokenized asset transactions.

On December 15, 2023, the Company consummated the transaction contemplated by the Contribution and Exchange Agreement dated October 30, 2023 (the “Contribution and Exchange Agreement”), by and between the Company and Orebits Acquisition Group, a Wyoming limited liability company (“OAG”). Pursuant to the Contribution and Exchange Agreement, the Company acquired 910,000 shares of the outstanding common stock of Orebits Corp. (“Orebits”), representing a 100% controlling interest in Orebits, in exchange for 910,000 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock,” and such transaction, the “Transaction”).

In connection with the Transaction, OAG transferred to the Company all of its right, title and interest in approximately 9,700 ION.au (formerly Orebits.AU) gold-backed digital assets, which had an estimated value of approximately $17.6 million at the date of the Transaction. The Transaction was accounted for as an asset acquisition.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. Interim results are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026 or any future interim period.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

For the six months ended June 30, 2026, the Company reported net income of $3,584,107, primarily attributable to the gain recognized on the exchange of intangible assets and the gain on settlement of debt. These gains are non-recurring in nature and do not represent the results of the Company’s core operating activities. The Company continued to incur operating losses from its principal business activities and used approximately $0.8 million of cash in operating activities during the six months ended June 30, 2026.

As of June 30, 2026, the Company had a working capital deficiency of approximately $4.59 million, continued to rely on related-party financing and third-party borrowings to fund operations, and had an accumulated deficit of approximately $4.71 million. These conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

Management continues to focus on expanding commercialization of its digital asset platform, developing additional revenue-generating opportunities, and obtaining additional financing through private placements and strategic financing arrangements. The Company also expects continued financial support from certain related parties as needed. However, there can be no assurance that additional financing or related-party support will be available on acceptable terms, or at all.

Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s revenue during the six months ended June 30, 2026 consisted of fees earned under its Master Treasury Lease and Custody Agreement (“MTLCA”) with GGBR Inc. (“GGBR”). Under the MTLCA arrangement, the Company, performing in its role as the Lessor under the MTLCA, enables GGBR’s minting, issuance, and management of gold-backed digital tokens (“Goldfish Tokens”) by providing its ION.au Gold-backed Digital Assets (“ION.au”) as collateral to back the Goldfish Tokens. Under the MTLCA the Company’s single performance obligation is to provide vault access to the ION.au, however, the Company earns royalties on GGBR’s sales of Goldfish Tokens, therefore revenue is recognized when Goldfish Tokens are sold by GGBR, at the point when the Company is entitled to receive consideration.

Consideration received in advance of Goldfish Token sales is recorded as a contract liability and recognized as revenue when the Company is entitled to receive consideration. During the three months ended June 30, 2026, the Company did not recognize any revenue under the Master Treasury Lease and Custody Agreement (“MTLCA”). For the six months ended June 30, 2026, the Company recognized $27,000 of revenue under the MTLCA. As of June 30, 2026 and December 31, 2025, the Company had no accounts receivable related to the MTLCA and recorded deferred revenue of $0 and $460, respectively.

Digital Asset Yield Income

The Company recognizes income earned from contractual participation in digital asset treasury and decentralized finance (“DeFi”) yield-generating arrangements as other income, as such income is not derived from contracts with customers and is therefore outside the scope of ASC Topic 606, Revenue from Contracts with Customers. Yield income is recognized when earned based on the Company’s contractual rights under the applicable agreements. Amounts earned but not yet received are recorded as other receivables.

Cash and Cash Equivalents

The Company considers all money market funds and highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had no cash equivalents.

Intangible Assets

Intangible assets represent non-physical assets that lack physical substance but have economic value. The Company’s intangible assets primarily consist of internally developed software, technology platforms, and digital assets, including gold-backed digital assets and related digital tokens. Intangible assets are recorded at cost, fair value, or historical cost, as appropriate. Fair value is used when assets are acquired from parties not under common control, while historical cost is used for assets acquired from entities under common control. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives.

The estimated useful lives of the respective asset categories are as follows:

Development costs	3 years
Intangible assets excluding development costs	10 years
Other intangible assets – core technology platforms	3 to 5 years

The Company follows the guidance in ASC 350-30. Costs incurred to renew, maintain, or extend the useful life of recognized intangible assets are generally expensed as incurred unless they meet the capitalization criteria under U.S. GAAP.

Digital assets, including gold-backed digital assets and other blockchain-based digital tokens held by the Company, are accounted for as indefinite-lived intangible assets under ASC 350. Accordingly, these assets are not amortized but are evaluated for impairment at least annually, or more frequently whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

When digital assets are exchanged for other digital assets or other consideration, the Company derecognizes the carrying amount of the assets surrendered and recognizes the assets received at the appropriate measurement basis in accordance with applicable U.S. GAAP. Any resulting gain or loss is recognized in the condensed consolidated statements of operations in the period the transaction occurs.

Impairment losses recognized on indefinite-lived intangible assets are not subsequently reversed if the fair value of the assets later increases.

Impairment Analysis for Long-lived Assets and Intangible Assets

The Company evaluates its long-lived assets, including finite-lived intangible assets, for impairment in accordance with ASC 360, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount is determined not to be recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value. Fair value is determined using appropriate valuation techniques, including discounted cash flow analyses, market-based approaches, quoted market prices, and independent third-party appraisals, as applicable.

The Company’s indefinite-lived intangible assets, including digital assets, are accounted for in accordance with ASC 350, Intangibles—Goodwill and Other. These assets are not amortized but are evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Management considers both qualitative and quantitative factors when evaluating impairment, including market conditions, observable market prices, technological developments, regulatory changes, and other relevant events.

If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, the Company recognizes an impairment loss equal to the excess carrying amount. Once recognized, impairment losses are not subsequently reversed if the fair value of the asset increases.

Management’s impairment analyses require the use of significant estimates and assumptions, including projected future cash flows, estimated useful lives, market conditions, and valuation inputs. Actual results may differ from these estimates and could materially affect the Company’s financial position and results of operations.

Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with FASB ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the applicable reporting period.

Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are included in the computation of diluted earnings per share using the if-converted method or the treasury stock method, as applicable, when their effect is dilutive. For certain convertible instruments with variable conversion features, the Company applies the applicable guidance under ASC 260 in determining the number of incremental shares to include in diluted earnings per share.

For periods in which the Company reports a net loss, all potentially dilutive securities are excluded from the computation of diluted loss per share because their effect would be anti-dilutive.

Potential common shares outstanding consisted of the following:

	June 30, 2026	June 30, 2025
Series A preferred stock convertible into 10,000 shares of common stock each	54,030,000	54,030,000
Series E preferred stock convertible into 500 shares of common stock each	1,721,000	-
Series C preferred stock convertible into 20 shares of common stock each	11,900,000	14,900,000
Convertible notes payable	7,657,959	-
Total common stock equivalents	75,308,959	68,930,000

For the three months ended June 30, 2026, the Company reported a net loss; therefore, all potentially dilutive securities were excluded from the computation of diluted loss per share because their inclusion would have been anti-dilutive.

For the six months ended June 30, 2026, the Company reported net income. Accordingly, diluted earnings per share includes the effect of dilutive potential common shares as required under ASC 260.

The following table sets forth the computation of diluted weighted-average common shares for the six months ended June 30, 2026:

Weighted-average common shares outstanding – basic	34,106,234
Incremental shares from common stock equivalents	75,308,959
Weighted-average common shares outstanding – diluted	109,415,193

Fair Value Measurements

The Company accounts for fair value measurements in accordance with FASB ASC Topic 820, Fair Value Measurement. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value. Observable inputs are based on market data obtained from independent sources, while unobservable inputs reflect management’s assumptions about the assumptions market participants would use in pricing an asset or liability.

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The three levels of the fair value hierarchy are as follows:

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

A financial instrument’s categorization within the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement.

The carrying amounts of cash, other receivables, due from related party, prepaid expenses, accrued expenses, due to related parties, and other current liabilities approximate fair value because of the short-term nature of these instruments. The carrying amounts of notes payable and convertible notes payable also approximate fair value due to their relatively short maturities or because the stated interest rates approximate current market rates for similar instruments.

The Company’s derivative liabilities associated with certain convertible notes are measured at fair value on a recurring basis and are classified as Level 3 within the fair value hierarchy because the valuation incorporates significant unobservable inputs, including assumptions regarding expected volatility, expected term, risk-free interest rates, conversion features, and other factors. The derivative liabilities are remeasured at fair value at each reporting date, with changes in fair value recognized in the accompanying condensed consolidated statements of operations. See Note 10 – Convertible Promissory Notes and Embedded Derivative Liabilities for additional information.

The following table provides a summary of the fair value of the Company’s derivative liabilities as of June 30, 2026 and December 31, 2025:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2026:
Derivative liabilities	$-	$-	$878,021

As of December 31, 2025:
Derivative liabilities	$-	$-	$156,644

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes. Income taxes consist of current taxes payable and deferred taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes a valuation allowance when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes the financial statement benefit of a tax position only when it is more likely than not that the position will be sustained upon examination by the applicable taxing authorities based on the technical merits of the position. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense.

For the three and six months ended June 30, 2026 and 2025, the Company did not recognize any liabilities for uncertain tax positions under ASC 740, nor did it recognize any interest or penalties related to uncertain tax positions.

Contingencies

Accounting guidance requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires significant judgment. Many of these legal matters can take years to resolve. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents maintained at financial institutions. The Company places its cash deposits with high-credit-quality financial institutions that management believes are creditworthy.

Cash balances maintained at financial institutions may, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank. As of June 30, 2026, the Company maintained cash balances in excess of federally insured limits. Management believes that the credit risk associated with these deposits is minimal due to the financial strength of the institutions where the funds are held.

The Company generally does not extend significant credit to customers in the ordinary course of business. The Company monitors the creditworthiness of its counterparties and establishes allowances for expected credit losses when considered necessary based on historical experience, current economic conditions, and other relevant factors. As of June 30, 2026 and December 31, 2025, management believed that no allowance for credit losses was required.

Segment Reporting

The Company accounts for segment reporting in accordance with FASB ASC Topic 280, Segment Reporting. Operating segments are identified based on the manner in which the Company’s Chief Operating Decision Maker (“CODM”) evaluates financial information for purposes of allocating resources and assessing performance.

Advertising

Advertising and marketing costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company incurred $0 and $13,936 of advertising and marketing expense during the three months ended June 30, 2026 and 2025, respectively, and $0 and $50,836 during the six months ended June 30, 2026 and 2025, respectively.

Employee Stock Based Compensation

The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and nonemployees based on the grant-date fair value of the awards.

Share-based compensation expense is recognized over the requisite service period of the award, generally on a straight-line basis for awards that vest based solely on service conditions. The Company accounts for forfeitures as they occur.

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model, which requires management to make assumptions regarding the expected term of the award, expected stock price volatility, the risk-free interest rate, expected dividend yield, and other relevant factors. Because the Company has limited historical trading data, expected volatility is estimated using the historical volatility of comparable publicly traded companies when appropriate. The expected term of stock options is estimated based on the contractual term of the award and expected exercise behavior.

Changes in the assumptions used to estimate the grant-date fair value of share-based awards could have a material effect on the amount of stock-based compensation expense recognized in future periods.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to provide additional disclosures, in tabular form, about specified natural expense categories, including employee compensation, depreciation, amortization, and inventory or transaction-related costs, within relevant income statement captions.

The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company has not elected early adoption and is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statement disclosures. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations, or cash flows, although it expects the standard will require expanded financial statement disclosures.

Management has reviewed other recently issued accounting pronouncements issued by the FASB through the date these condensed consolidated financial statements were available to be issued and determined that, other than the standard discussed above, there are no recently issued accounting pronouncements that are expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3. Treasury Lease and Custody Agreement

In July 2025, the Company entered into a Master Treasury Lease and Custody Agreement (“MTLCA”) with GGBR Inc. Under the agreement, GGBR leases from the Company up to 1,000,000 ION.au gold-backed digital assets in connection with GGBR’s issuance of tokenized digital assets. The arrangement supports GGBR’s digital treasury operations and proprietary tokenization platform. The Company’s fulfillment obligations may be satisfied using ION.au held directly by the Company or ION.au controlled under management agreements with third parties.

Pursuant to the MTLCA, the Company retains ownership and/or management control of the underlying ION.au digital assets throughout the lease term. Accordingly, the leased digital assets continue to be recognized by the Company, and GGBR does not record the leased ION.au as assets on its balance sheet. GGBR is responsible for the minting, issuance, and redemption of Goldfish Tokens and compensates the Company based on an agreed percentage of Goldfish Token sales generated under the arrangement.

Consideration under the MTLCA may be received in both cash and in-kind. Goldfish Tokens earned by the Company are immediately loaned back to GGBR for use in liquidity pools managed by GGBR. Because the Company does not have the ability to access or control the Goldfish Tokens until specified contractual conditions are satisfied, the Company does not recognize the Goldfish Tokens as intangible assets upon receipt. Instead, the Company recognizes a receivable representing its contractual right to receive the Goldfish Tokens in the future.

As of June 30, 2026 and December 31, 2025, the receivable related to Goldfish Tokens to be returned by GGBR was $28,637 and $27,137, respectively.

NOTE 4. Yield Income

In September 2025, the Company entered into a Master Participation Agreement (“MPA”) with Regnum Aurum Acquisition Corp. (“RAAC”), pursuant to which the Company deploys tokenized gold-backed digital assets to support the issuance of stablecoins and related decentralized finance (“DeFi”) yield-generating activities. Under the MPA, the Company participates in the deployment of digital assets within the RAAC ecosystem and is entitled to a contractually specified share of the net yield generated.

For the three and six months ended June 30, 2026, the Company recognized yield income of $150,401 and $425,112, respectively, under the MPA.

Yield income is settled in both cash and amounts retained within the RAAC ecosystem. Amounts earned but not yet received are recorded as other receivables in the accompanying condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the receivable related to the MPA was $228,718 and $0, respectively.

The Company presents yield income as other income in the accompanying condensed consolidated statements of operations because it is generated from the Company’s contractual participation in yield-generating activities and is not derived from contracts with customers within the scope of ASC Topic 606, Revenue from Contracts with Customers. Yield income is recognized when earned based on the terms of the MPA and the Company’s contractual right to receive its share of the net yield generated.

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

NOTE 6. Prepayments

Prepaid expenses consist primarily of deposits related to strategic business initiatives, advance payments for regulatory compliance and professional services, OTC Markets listing fees, and other operating expenses that provide future economic benefits. These amounts are recognized as expense over the applicable service periods as the related services are received or, in the case of acquisition-related deposits, are capitalized as part of the cost of the related asset upon completion of the underlying transaction, as applicable.

EDGAR Filing Services

In October 2025, the Company paid $7,580 for EDGAR filing services covering the period from August 19, 2025 through August 18, 2026. The Company recognized $1,895 and $3,790 of expense during the three and six months ended June 30, 2026, respectively. As of June 30, 2026 and December 31, 2025, the remaining prepaid balance related to this agreement was $945 and $4,735, respectively.

OTC Markets Fees

In March 2025, the Company paid an annual OTC Markets fee of $9,300 covering the period from March 2025 through February 2026. The Company recognized $775 and $3,875 of expense during the three and six months ended June 30, 2025, respectively and $1,550 remained in prepaid expenses as of December 31, 2025.

In March 2026, the Company paid a semi-annual OTC Markets fee of $9,000 covering the period from March 2026 through August 2026. The Company recognized $4,500 and $6,000 of expense during the three and six months ended June 30, 2026, respectively. As of June 30, 2026, the remaining prepaid balance related to this fee was $3,000.

Mineral Claim Deposit

During the three months ended June 30, 2026, the Company paid a $75,000 deposit to First Nations Kennewick Tribe LLC in connection with the proposed acquisition of certain mineral claims. As of June 30, 2026, the acquisition had not yet closed, and the deposit remained recorded as a prepaid asset. Upon completion of the acquisition, the deposit is expected to be capitalized as part of the cost of the mineral property.

RAAC Deposit

In 2025, the Company paid a $75,000 deposit pursuant to its strategic arrangement with Regnum Aurum Acquisition Corp. (“RAAC”). As of June 30, 2026, the deposit remained recorded as a prepaid asset pending satisfaction of the applicable contractual terms.

Professional Services Retainer

During 2025, the Company paid a $25,000 retain for professional services related to it anticipated uplisting activities, which was recorded as a prepaid professional fee. During the six months ended June 30, 2026, the related services were preformed, and the $25,000 retainer was fully recognized as professional fees expense. As of June 30, 2026, no prepaid professional fees related to this retainer remained outstanding.

Prepaid Expense Balance

As of June 30, 2026 and December 31, 2025, prepaid expenses were $153,945 and $106,285, respectively.

NOTE 7. Intangible Assets

As of June 30, 2026 and December 31, 2025, the Company’s intangible assets had aggregate carrying values of $22,454,994 and $18,022,219, respectively. The June 30, 2026 balance consisted of $69,858 of finite-lived internal-use software and $22,385,136 of indefinite-lived intangible assets. The December 31, 2025 balance consisted of $142,382 of finite-lived internal-use software and $17,879,837 of indefinite-lived intangible assets.

Internal-use Software

The Company’s finite-lived intangible assets consist primarily of internally developed software and technology platforms used in its digital asset ecosystem. These assets include software developed by Nodalium, Inc. for Know Your Customer (“KYC”) and Anti-Money Laundering (“AML”) onboarding, technology platforms developed by Instruxi Limited for the tokenization of precious metal, mineral, and commodity assets, and subsequent software upgrades and enhancements. These assets are amortized on a straight-line basis over their estimated useful lives.

The Company recognized amortization expense of $36,262 and $72,524 during the three and six months ended June 30, 2026, respectively. The carrying amount of internal-use software decreased from $142,382 as of December 31, 2025 to $69,858 as of June 30, 2026, primarily as a result of amortization expense recognized during the period.

The Company expects to recognize approximately $59,191 of additional amortization expense during the remainder of 2026, $8,667 during 2027, and $2,000 during 2028.

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist primarily of ION.au, pmUSD, and xPM, which are gold-backed digital assets. These assets are considered to have indefinite useful lives and, accordingly, are not amortized but are evaluated for impairment at least annually and whenever events or changes in circumstances indicate that impairment may exist.

As of December 31, 2025, the carrying value of the Company’s indefinite-lived intangible assets was $17,879,837. During the six months ended June 30, 2026, the Company used 489.50 units of ION.au, with a carrying value of $890,381, to settle bridge loan obligations totaling $1,331,000, resulting in a gain on the settlement of debt of $440,619 (see Note 9).

During the six months ended June 30, 2026, the Company received 1,331,000 units of pmUSD from a third party that had a fair value of $1,331,000 and which are required to be returned to the third part under the related arrangement; therefore, the Company recorded a corresponding liability within other current liabilities on the condensed consolidated balance sheet.

During the six months ended June 30, 2026, the Company exchanged 2,719 units of ION.au, with a historical carrying value of $4,945,750, for 9,000,000 units of pmUSD, with a fair value of $8,968,500, and 1,000,000 units of xPM, with a fair value of $41,930. The transaction was accounted for as an exchange of intangible assets, and the Company recognized a gain on the exchange of intangible assets of $4,064,680, representing the excess of the fair value of the assets received over the carrying value of the ION.au surrendered.

As of June 30, 2026, the carrying value of the Company’s indefinite-lived assets was $22,385,136. No impairment was recognized during the three and six months ended June 30, 2026.

NOTE 8. Related-Party Transactions

The Company enters into transactions with related parties in the ordinary course of business. These transactions primarily consist of operating advances, reimbursement arrangements, and payments made on behalf of related parties.

Advances from Related Party

Through an entity controlled by Carlos Montoya, the Company’s Chief Executive Officer and controlling stockholder, Mr. Montoya currently pays substantially all operating expenses and certain capital.

During the six months ended June 30, 2026, the related party advanced funds to the Company and made certain payments to vendors on the Company’s behalf of $10,240 to support its operations, and the Company also made repayments $164,000 on the outstanding advances. These advances are unsecured, non-interest bearing, payable on demand, and are not governed by formal written agreements.

As of June 30, 2026 and December 31, 2025, the balance due to this related party was $1,644,411 and $1,798,171, respectively.

Oktane Media LLC

Oktane Media LLC (“Oktane”) is an entity owned by the Company’s Chief Marketing Officer. The Company and Oktane periodically make payments on each other’s behalf for payroll, employee benefits, health insurance, and other operating expenses, and such amounts are reimbursed by Oktane.

During the six months ended June 30, 2026, the Company paid approximately $175,184 on behalf of Oktane, while Oktane reimbursed the Company $109,731 for such costs and had collected $46,843 on the Company’s behalf for yield income from RAAC, which was to be reimbursed back to the Company. As of June 30, 2026, Oktane owed the Company $77,641, as compared to an amount owed by the Company to Oktane of $91,581 as of December 31, 2025. Accordingly, the June 30, 2026 balance is presented as due from related party in current assets in the accompanying condensed consolidated balance sheets.

Orebits Acquisition Group LLC (“OAG”)

Orebits Acquisition Group LLC (“OAG”) is an entity owned and controlled by the Company’s Chief Executive Officer.

The advances from OAG are unsecured, non-interest bearing, payable on demand, and are not governed by formal written agreements. During the six months ended June 30, 2026, the Company repaid $30,000 of outstanding advances to OAG.

As of June 30, 2026 and December 31, 2025, the balance due to OAG was $168,900 and $198,900, respectively.

Related Party Balances

As of June 30, 2026 and December 31, 2025, amounts due to related parties totaled $1,813,311 and $2,088,652, respectively. In addition, as of June 30, 2026, the Company had $77,641 due from Oktane, which is presented separately as due from related party in current assets. There was no corresponding related-party receivable as of December 31, 2025.

NOTE 9. Loans Payable

Legacy Promissory Notes

In November 2023, the Company issued promissory notes with an aggregate principal amount of $550,000. The notes were originally due on the earlier of one year from issuance or 30 days following the closing of a planned registered security token offering. The notes carried an effective financing cost equal to 100% of the principal amount. Accordingly, the Company recognized aggregate interest expense of $550,000 over the original term of the notes.

In addition, the Company issued 550,000 warrants to purchase shares of its common stock to the holders of the promissory notes as additional consideration (see Note 10). The fair value of the warrants of $87,970 was recorded as a debt discount, with a corresponding increase to additional paid-in capital, at the date of issuance.

Effective November 1, 2024, the notes were amended to extend their maturity date to July 1, 2025. In connection with the amendment, the Company incurred an additional financing cost equal to 10% of the aggregate amount then due, or $110,000, which was recognized as a loss on debt modification during the year ended December 31, 2024. The Company also pledged 489 ION.au certificates as collateral for the notes. See Note 7. In addition, the obligation to issue registered tokens was assigned to a related party, and the Company was released from that obligation by the noteholders.

During the year ended December 31, 2025, the notes matured and remained unpaid, resulting in a default. The Company incurred an additional penalty equal to 10% of the outstanding balance, or $121,000, which was recognized as interest expense. As of December 31, 2025, the outstanding obligation totaled $1,331,000, consisting of principal of $550,000 and accrued interest of $781,000.

Settlement of Legacy Promissory Notes

During the six months ended June 30, 2026, the Company fully settled the outstanding promissory notes and related accrued interest totaling $1,331,000.

The Company satisfied the obligation through the transfer of 489.50 units of ION.au, which had an aggregate carrying value of $890,381 at the date of settlement. As a result, the Company recognized a gain on settlement of debt of $440,619, representing the difference between the carrying amount of the liability extinguished and the carrying amount of the assets transferred.

OnDeck Term Loan

In June 2026, the Company entered into a Business Loan and Security Agreement with ODK Capital, LLC, doing business as OnDeck, under which the Company borrowed $112,000. The lender deducted an origination fee of $2,800 from the loan proceeds, resulting in net cash proceeds to the Company of $109,200.

The loan requires 65 weekly payments of $2,745, beginning seven days after funding, and has a contractual repayment period of approximately 15 months. The aggregate contractual payments total $178,416, consisting of the original principal amount and contractual interest of $66,416. The agreement permits the Company to prepay the loan in full with a reduction of the unpaid contractual interest, subject to the terms of the agreement.

The loan is secured by a continuing security interest in substantially all of the Company’s tangible and intangible personal property, including cash, accounts, deposit accounts, equipment, investment property, software, and other general intangibles.

The Company recorded the loan at its gross principal amount of $112,000 and recorded the $2,800 origination fee as a debt discount. The debt discount is being amortized to interest expense over the contractual term of the loan using the effective interest method.

The Company made its first scheduled weekly payment during June 2026. During the six months ended June 30, 2026, the Company recognized interest expense related to the OnDeck loan of $2,113, including amortization of the debt discount.

As of June 30, 2026, the gross principal outstanding under the OnDeck loan was $110,988. The unamortized debt discount related to the loan was $2,733, resulting in a net carrying amount of $108,255. Of the net carrying amount, $81,366 was classified as current and $26,889 was classified as noncurrent in the accompanying condensed consolidated balance sheet. As of June 30, 2026, the Company had $245 of accrued interest related to this note.

NOTE 10. Convertible Promissory Notes and Embedded Derivative Liabilities

Variable Conversion Convertible Notes

On December 31, 2025, the Company issued a convertible promissory note (the “CROM Note”) to Crom Structured Opportunities Fund I, LP with a principal amount of $183,370 and received net cash proceeds of $153,400 after original issue discount and fees of $29,970, which were recorded as a debt discount. The CROM Note matures twelve months from issuance and includes a one-time interest charge of 8%, earned at issuance, which increased both the note principal and debt discount by $14,670. The CROM Note may not be prepaid by the Company prior to maturity.

During the six months ended June 30, 2026, the Company issued four additional convertible promissory notes (the “Q1 2026 Notes”) with aggregate principal of $724,240 and received aggregate cash proceeds of $577,300 after original issue discounts and fees of $146,940, which were recorded as debt discounts. The Q1 2026 Notes also include one-time interest charges of 8%, increasing principal and debt discount by $57,939, and mature twelve months from their respective issuance dates. The Q1 2026 Notes may not be prepaid by the Company prior to maturity.

The CROM Note and the Q1 2026 Notes are convertible, at the holders’ option, into shares of the Company’s common stock at a conversion price equal to 80% of the lowest closing market price of the Company’s common stock during the ten trading days immediately preceding conversion. The Company is required to reserve a specified number of shares for potential conversion and is subject to penalties if shares are not timely delivered upon conversion.

Because the conversion price is variable and based on the market price of the Company’s common stock, the embedded conversion features are not considered indexed to the Company’s own stock and are therefore accounted for as embedded derivative liabilities under ASC 815, Derivatives and Hedging. The derivative liability is measured at fair value at issuance and remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

At issuance, the Company recorded derivative liabilities of $156,644 for the CROM Note and $619,420 for the Q1 2026 Notes, of which $577,300 was recorded as a debt discount and $42,120 was recorded as interest expense on the statement of operations. Debt discounts are amortized to interest expense using the effective interest method over the contractual terms of the notes.

During the three months ended June 30, 2026, the Company recognized $246,701 of debt discount amortization and a loss of $87,709 from the change in the fair value of derivative liabilities. During the six months ended June 30, 2026, the Company recognized $429,958 of debt discount amortization and a loss of $101,957 from the change in fair value of derivative liabilities. As a result, the derivative liability was $878,021 at June 30, 2026.

As of June 30, 2026, the aggregate principal balance of the CROM Note and the Q1 2026 Notes was $980,220. After deducting unamortized debt discounts attributable to those convertible notes of $550,262, the net carrying amount of the notes was $429,958.

The embedded derivative liabilities are classified within Level 3 of the fair value hierarchy because significant valuation inputs are unobservable. Fair value was estimated using the Black-Scholes option-pricing model.

The following assumptions were used in the Black-Scholes model during the three months ended June 30, 2026:

Expected Term	0.50 – 0.99 Years
Volatility	149% - 163%
Expected Dividend Yield	0%
Risk-free interest rate	3.47% - 3.98%

The following table summarizes the change in the derivative liabilities during the six months ended June 30, 2026:

Derivative liability balance at December 31, 2025	$156,644
Addition of new derivatives recognized as debt discounts	577,300
Addition of new derivatives recognized as loan fees	42,120
(Gain) loss on change in valuation of derivative liability	101,957
Derivative liability balance at June 30, 2026	$878,021

RAAC Convertible Promissory Note

In April 2026, the Company entered into a Convertible Promissory Note Agreement with RAAC providing for borrowings of up to $750,000 to finance costs associated with the acquisition, onboarding, verification, and tokenization of the Blythe Project. The note bears interest at 5.0% per annum, matures on the earlier of twelve months from issuance or the closing of the Blythe Project, and may be prepaid by the Company without penalty upon at least thirty days’ prior notice.

Unlike the Company’s other convertible promissory notes, the RAAC Note does not contain a variable conversion feature based on the Company’s common stock price. Instead, any conversion may occur only upon the mutual written agreement of the parties and would be settled through a proportional ownership interest in the Blythe Project or an allocation of ION.au digital tokens.

As of June 30, 2026, the outstanding balance of the RAAC Note was $598,350. During the six months ended June 30, 2026, the Company recognized interest expense related to the RAAC Note of $3,061.

NOTE 11. Stockholders’ Equity

Series A Preferred Stock

In September 2022, the Company established the Series A Preferred Stock. The authorized number of shares of Series A Preferred Stock is 6,000. Each share has a par value of $0.0001. Each share of Series A Preferred Stock is convertible into 10,000 shares of Common Stock and was originally entitled to 100 votes per share. Pursuant to an amendment to the Certificate of Designation on August 22, 2024, each share is entitled to 10,000 votes per share.

During the six months ended June 30, 2026 and 2025, no shares of Series A Preferred Stock were issued.

As of June 30, 2026 and December 31, 2025, there were 5,403 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

In September 2022, the Company established the Series B Preferred Stock. The authorized number of shares of Series B Preferred Stock is 6,000 with a par value of $0.0001 per share. Each share is convertible into 1,000 shares of Common Stock and is entitled to 1,000 votes per share.

During the six months ended June 30, 2026 and 2025, no shares of Series B Preferred Stock were issued.

As of June 30, 2026 and December 31, 2025, there were no shares of Series B Preferred Stock issued and outstanding.

Series C Preferred Stock

In December 2023, the Company established the Series C Preferred Stock with 910,000 authorized shares and a par value of $0.0001 per share. Each share is convertible into 20 shares of Common Stock. Initially, each share carried one vote; however, in February 2025, the Certificate of Designation was amended to provide 20 votes per share.

During the six months ended June 30, 2026 and 2025, no shares of Series C Preferred Stock were issued.

As of June 30, 2026 and December 31, 2025, there were 595,000 shares of Series C Preferred Stock issued and outstanding.

Series E Preferred Stock

On January 5, 2025, the Company established the Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into 500 shares of Common Stock and votes on an as-converted basis, with 500 votes per share.

On May 12, 2026, the Company amended the its Certificate of Designation of Series E Convertible Preferred Stock to include aa adjustment of conversion rate upon subdivision or combination of the Company’s common stock and a put right.

Under the adjustment of conversion rate upon subdivision or combination, there shall be a pro rata adjustment to the conversion rate should the Company at any time subdivide (by any stock split, stock dividend, recapitalization or otherwise) one or more classes of its outstanding shares of common stock into a greater number of shares. Neither Series E Preferred Shares nor the shares of Common Stock issuable upon the conversion of the Series E Preferred Shares shall be subdivided, combined, or otherwise adjusted as a result of such reverse split.

Under the put right, at any time following the issuance of the Series E Preferred Shares, each holder of Series E Preferred shares has the right, exercisable by written notice to the Company, to require the Company to repurchase all or any portion of such Holder’s Series E Preferred Shares. The purchase price per Series E Preferred Stock is equal to the par value per Series E Preferred Stock of $0.0001. As of June 30, 2026, none of the Series E Preferred shares had been repurchased by the Company.

During the six months ended June 30, 2026 and 2025, no shares of Series E Preferred Stock were issued.

As of June 30, 2026 and December 31, 2025, there were 3,442 shares of Series E Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share.

During the six months ended June 30, 2026 and 2025, no shares of common stock were issued.

As of June 30, 2026 and December 31, 2025, there were 34,106,234 shares of common stock issued and outstanding.

NOTE 12. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were available to be issued.

Subsequent to June 30, 2026, the Company received approximately $76,000 in funding from MCM Advisors LLC, a related party, $71,502 from Oktane Media LLC, a related party for receivables and reimbursements to the Company and an additional $49,850 advance under the existing RAAC financing agreement. Other than the foregoing, the Company determined that there were no material subsequent events requiring recognition or disclosure in the accompanying condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those expressed or implied by such statements. Words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are based on current expectations, estimates, forecasts, and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers are cautioned not to place undue reliance on these statements. Except as required by applicable securities laws, the Company undertakes no obligation to update any forward-looking statements after the date of this report.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows.

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Business Overview

I-ON Digital Corp. develops technology solutions for the digitization, tokenization, and management of real-world assets (“RWAs”). The Company’s platform is designed to transform documentary evidence of ownership into blockchain-based digital certificates that support asset management, transfer, financing, and other digital asset applications. The Company’s technology integrates blockchain infrastructure, smart contracts, workflow automation, and artificial intelligence to facilitate the digitization of mineral reserves and other real-world assets. The Company also engages in digital asset treasury activities, including the deployment, exchange, and management of gold-backed and other digital assets under contractual arrangements designed to generate yield and support tokenized asset transactions.

During 2023 and 2024, the Company expanded its intellectual property portfolio through the acquisition of Orebits’ gold digitization patents, patent applications, trademarks, and related intellectual property. These assets form part of the Company’s Digital Asset Platform (“DAP”), which is designed to support financial institutions, broker-dealers, and other market participants in the custody, management, reporting, and transfer of digital assets.

The Company continues to develop technology supporting the tokenization of mineral reserves and other real-world assets. Management believes the increasing adoption of blockchain technology and the growing institutional interest in tokenized assets may create opportunities for the Company’s platform and related technologies. The Company continues to expand its Digital Asset Platform through software development and strategic technology relationships intended to enhance blockchain interoperability, security, and digital asset management capabilities. The Company’s technology assets also include software supporting Know Your Customer (“KYC”) and Anti-Money Laundering (“AML”) onboarding and platforms supporting the tokenization of precious metals, minerals, and commodity assets.

During the first half of 2026, the Company continued developing its technology platform while pursuing commercialization opportunities related to mineral reserve digitization, digital payment infrastructure, and real-world asset tokenization. The Company also continued its digital asset treasury activities under its existing contractual arrangements, including the deployment and management of ION.au gold-backed digital assets and the generation of yield from such activities. During the first quarter of 2026, the Company exchanged certain ION.au digital assets for pmUSD and xPM digital assets. The Company also continued work on the Blythe Project and related digital asset initiatives intended to support future platform development. In April 2026, the Company entered into a financing arrangement with Regnum Aurum Acquisition Corp. (“RAAC”) providing for borrowings of up to $750,000 to finance costs associated with the acquisition, onboarding, verification, and tokenization of the Blythe Project. As of June 30, 2026, $598,350 was outstanding under this arrangement. Although management believes these initiatives may provide future growth opportunities, the timing and extent of future revenues remain dependent upon successful commercialization, customer adoption, regulatory developments, and the Company’s ability to obtain additional financing.

Results of Operations

Revenue

For the three months ended June 30, 2026, the Company reported no operating revenue, compared to $0 for the same period in 2025.

For the six months ended June 30, 2026, the Company recognized $27,000 of operating revenue, compared to $0 for the same period in 2025. The revenue recognized during 2026 was generated under the Master Treasury Lease and Custody Agreement (“MTLCA”) with GGBR Inc. (“GGBR”). Under the agreement, the Company provides ION.au Gold-backed Digital Assets (“ION.au”) as collateral to support GGBR’s minting, issuance, and management of Goldfish Tokens. The agreement commenced in July 2025; therefore, no revenue was recognized under this arrangement during the comparable period in 2025.

Operating Expenses

Operating expenses were $375,956 for the three months ended June 30, 2026, compared to $424,508 for the same period in 2025, representing a decrease of $48,552, or approximately 11%. Professional fees decreased to approximately $129,732 from $137,027, primarily reflecting the timing of legal, regulatory, compliance and development-related professional services, a greater portion of which were incurred during the first quarter of 2026. The decrease in total operating expenses also reflected lower marketing and travel expenses and a $36,000 credit recorded for platform maintenance, partially offset by higher computer and internet expenses, rent, meals and entertainment, and other general and administrative costs.

For the six months ended June 30, 2026, operating expenses were $794,095, compared to $772,917 for the same period in 2025, representing an increase of $21,178, or approximately 3%. Professional fees increased to approximately $352,056 from $309,941, primarily due to higher legal, regulatory, compliance and development-related professional services, particularly during the first quarter of 2026. Computer and internet expenses also increased to approximately $110,365 from $78,939. These increases were partially offset by decreases in marketing expenses to $0 from approximately $50,836 and travel expenses to approximately $26,711 from $62,413.

Operating expenses consisted primarily of professional fees, software amortization, payroll and employee benefits, computer and internet expenses, rent, travel, marketing, and other general and administrative expenses.

Income (Loss) from Operations

The Company reported a loss from operations of $375,956 for the three months ended June 30, 2026, compared to a loss from operations of $424,508 for the same period in 2025.

For the six months ended June 30, 2026, the Company reported a loss from operations of $767,095, compared to $772,917 for the same period in 2025.

The operating loss for the three-month period improved from the prior-year period primarily because of lower operating expenses, which decreased by $48,552, or approximately 11%, compared with the prior-year three-month period. For the six-month period, operating results remained relatively consistent with the prior year, with the operating loss decreasing by $5,822, or less than 1%. The $27,000 of operating revenue recognized under the MTLCA during the six months ended June 30, 2026 was substantially offset by a modest increase in operating expenses compared with the same period in 2025.

Other Income (Expense)

For the three months ended June 30, 2026, the Company recognized other expense, net, of $189,183, consisting primarily of yield income of $150,401, a loss of $87,709 from the change in the fair value of derivative liabilities, interest expense of $5,107, and amortization of debt discount of $246,768. Yield income was recognized in connection with the Company’s Master Participation Agreement (“MPA”) with RAAC. The loss on the change in the fair value of derivative liabilities resulted from the periodic remeasurement of embedded derivative liabilities associated with the Company’s variable-price convertible promissory notes. Interest expense included stated interest on outstanding borrowings and amortization of debt discounts recorded in connection with the issuance of convertible promissory notes.

For the three months ended June 30, 2025, the Company did not recognize significant other income or expense.

For the six months ended June 30, 2026, the Company recognized other income, net, of $4,351,202, consisting primarily of yield income of $425,112, a gain on the exchange of intangible assets of $4,064,680, a gain on settlement of debt of $440,619, a loss of $101,957 from the change in the fair value of derivative liabilities, interest expense of $47,227, and amortization of debt discount of $430,025.

The gain on the exchange of intangible assets was recognized in connection with the exchange of the Company’s ION.au gold-backed digital assets for pmUSD and xPM digital tokens. The gain on settlement of debt resulted from the settlement of outstanding promissory notes through the transfer of ION.au digital assets. The loss on the change in fair value of derivative liabilities reflects the periodic remeasurement of embedded derivative liabilities associated with the Company’s variable-price convertible promissory notes.

For the six months ended June 30, 2025, the Company did not recognize significant other income or expense

Net Income (Loss)

The Company reported a net loss of $565,139 for the three months ended June 30, 2026, compared to a net loss of $424,508 for the same period in 2025. The increase in net loss during the current quarter was primarily attributable to interest expense, including amortization of debt discounts associated with the Company’s convertible promissory notes, and the loss from the change in the fair value of derivative liabilities, partially offset by yield income recognized during the period.

For the six months ended June 30, 2026, the Company reported net income of $3,584,107, compared to a net loss of $772,917 for the same period in 2025. The net income recognized during the current year was primarily attributable to the non-recurring gain on the exchange of intangible assets, the gain on settlement of debt, and yield income recognized during the period, partially offset by interest expense, amortization of debt discounts, and the loss from the change in the fair value of derivative liabilities. Management believes the gains on the exchange of intangible assets and settlement of debt are non-recurring in nature and do not represent the results of the Company’s core operating activities.

Liquidity and Capital Resources

Cash Position

As of June 30, 2026, the Company had cash and cash equivalents of $318,658, compared to $158,193 as of December 31, 2025, an increase of $160,465. The increase in cash primarily resulted from financing activities during the first half of 2026, partially offset by cash used in operating activities.

Operating Activities

Net cash used in operating activities was $770,391 for the six months ended June 30, 2026, compared to $641,827 for the same period in 2025.

The increase in cash used in operating activities was primarily attributable to the Company’s continued operating losses from its principal business activities, increases in working capital requirements, including higher other receivables and prepaid expenses, and reductions in accrued expenses and deferred revenue – related party offset by an increase in accrued interest.

Operating cash flows were also affected by significant non-cash items recognized during the period, including:

●	a gain on the exchange of intangible assets of $4,064,680;
●	a gain on settlement of debt of $440,619;
●	amortization of debt discounts of $430,025;
●	amortization of intangible assets of $72,524;
●	derivative recorded as loan fees in interest expense of $42,120; and
●	a change in the fair value of derivative liabilities of $101,957.

These non-cash items significantly affected net income but did not provide operating cash flows. Accordingly, although the Company reported net income of $3,584,107 for the six months ended June 30, 2026, it used approximately $0.8 million of cash in operating activities during the period.

During the six months ended June 30, 2025, cash of $641,827 was used in operating activities. The change was mainly due to the net loss of $772,917 offset by non-cash amounts of $68,190, decrease in prepaid of $2,348, increase in accrued expenses of $33,922 and due to related party of $26,630.

Investing Activities

The Company had no investing activities during the six months ended June 30, 2026 or 2025.

Financing Activities

Net cash provided by financing activities was $930,856 for the six months ended June 30, 2026, compared to $421,822 for the same period in 2025.

Cash provided by financing activities during the current period primarily consisted of:

●	proceeds from convertible notes of $1,175,650;
●	proceeds from notes payable of $109,200; and
●	advances from related parties of $260,051;

partially offset by:

●	repayments to related parties of $613,033; and
●	repayments of principal on a note payable of approximately $1,012.

During the six months ended June 30, 2025, financing activities primarily consisted of advances from related parties used to support the Company’s operating activities of $421,822.

Capital Resources and Going Concern

As of June 30, 2026, the Company had a working capital deficiency of approximately $4.59 million and an accumulated deficit of approximately $4.71 million. Although the Company reported net income of $3,584,107 during the six months ended June 30, 2026, such net income was primarily attributable to non-cash and non-recurring gains, including the gain on the exchange of intangible assets and the gain on settlement of debt. The Company continues to incur operating losses from its principal business activities and operating cash outflows and remains dependent on additional financing, related-party support, and the successful commercialization of its digital asset platform to fund future operations.

Management continues to focus on expanding commercialization of its digital asset platform, developing additional revenue-generating opportunities, and obtaining additional financing through private placements and strategic financing arrangements. The Company also expects continued financial support from certain related parties as needed. However, there can be no assurance that additional financing or related-party support will be available on acceptable terms, or at all. These conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

Liquidity Outlook

Although the Company reported net income of approximately $3.58 million for the six months ended June 30, 2026, the net income was primarily attributable to non-recurring gains, including the gain on the exchange of intangible assets and the gain on the settlement of debt. These gains do not represent the results of the Company’s core operating activities. During the six months ended June 30, 2026, the Company used approximately $0.8 million of cash in operating activities. The Company continues to generate negative cash flows from operating activities and remains dependent on external financing, related-party support, and the successful commercialization of its digital asset platform to fund its operations and execute its business strategy.

Management continues to pursue additional financing through debt and equity offerings, strategic partnerships, and other capital-raising initiatives. Management also continues to focus on expanding commercialization opportunities for its digital asset platform and real-world asset tokenization technologies. However, there can be no assurance that additional financing or commercial opportunities will be available on acceptable terms, or at all. Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. Management’s plans to address these conditions are discussed in Note 2 – Going Concern to the accompanying condensed consolidated financial statements.

Critical Accounting Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Actual results could differ from those estimates.

Management believes that the following accounting estimates involve the most significant judgments and estimates:

●	valuation and impairment of digital assets and other intangible assets;
●	recognition and measurement of digital asset yield income;
●	fair value measurement of embedded derivative liabilities associated with convertible promissory notes;
●	valuation of financial instruments measured at fair value; and
●	the assessment of the Company’s ability to continue as a going concern.

Management evaluates these estimates on an ongoing basis using historical experience, current market conditions, and other assumptions believed to be reasonable under the circumstances. Changes in facts or circumstances could result in material changes to these estimates in future reporting periods.

Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2026, the last day of the period covered by this Quarterly Report.

Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in internal control over financial reporting that were previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Management continues to implement remediation efforts to address these material weaknesses; however, such efforts have not yet been completed.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A. Risk Factors

N/A

Item 2.	Unregistered Sales of Equity Securities

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Rule 10b5-1 Trading Plans. During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 19, 2026	I-ON DIGITAL CORP.

	By:	/s/ Carlos X. Montoya
Carlos X. Montoya
Chairman, President (Principal Executive, Financial and Accounting Officer)

